Form 10-K
period 1997-12-31
PENSECO FINANCIAL SERVICES CORP
filed 1998-03-30
CIK 1054508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the Fiscal Year Ended December 31,1997


                        Commission File Number 000-23777


                     PENSECO FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)


                                  Pennsylvania
         (State or other jurisdiction of incorporation or organization

                                   23-2939222
                     (I.R.S. Employer Identification Number)

               150 North Washington Avenue Scranton, Pennsylvania
                    (Address of principal executive office)

                                   18503-1848
                                   (Zip Code)

                                 (717)346-7741
              (Registrant's telephone number, including area code)

                                       N/A
                  (Former address if changed since last report)

                        Common Stock, Par Value $ .01 per share
                                (Title of Class)

Name of each Exchange on which registered:  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's voting stock held by non-affiliates on March 13, 1998, based on the average of the closing bid and asked prices of such stock on that date: Approximately $74,106,000


Common Stock  $0.01 Par Value                  Outstanding at March 13, 1998
-----------------------------                  -----------------------------
          (class)                                        2,148,000

                       Documents Incorporated by Reference

Portions of the  Corporation's  1997 Annual Report to  Shareholders  included as
Exhibit 13are incorporated by reference in Parts II and III to the extent provided in Items 6, 7, 8, 7A and 13 hereof.

Portions of the Corporation's definitive proxy statement relating to the 1998 annual meeting of stockholders are incorporated by reference in Part III to the extent provided in Items 10, 11 and 12 hereof.

                                     PART I

ITEM 1. Business

GENERAL

PENSECO FINANCIAL SERVICES CORPORATION, (the "Company" or "PFNS"), which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the State of Pennsylvania in 1997 and is registered as a bank holding company. The Company became a bank holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (the "Bank"), a state chartered bank, on December 31, 1997. The Company is subject to supervision by the Federal Reserve Board. The Bank, as a state chartered financial institution, is subject to supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking. At December 31, 1997 the Company had, on a consolidated basis, Total Assets, Deposits and Stockholders' Equity of approximately $428 million, $374 million, and $43 million, respectively.

The Company operates from eight banking offices under a state bank charter and provides full banking services, including trust services, to individual and corporate customers primarily in Northeastern Pennsylvania. The Company through its principal office located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, marketing, audit, credit card, human resources, executive, data processing and central bookkeeping offices and seven additional offices are located in South Scranton, East Scranton and Green Ridge sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, its Abington Office is located in South Abington Township, servicing the Clarks Summit-Abington area and its Mount Pocono Office located in the Borough of Mount Pocono, servicing the Pocono Mountain area, provides a full range of banking and trust services to the Lackawanna, Wayne, Monroe, Pike and Wyoming County areas. All offices are owned directly by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office which is owned by the Bank but is located on land occupied under a long-term lease. The Bank is the largest independent bank and trust company headquartered in Lackawanna County, holding approximately 10% of the banking assets, and processes its data, as well as some of its customers' data, through its own processing facility.

Through its banking subsidiary, the Company generates interest income from its outstanding loan receivables and investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and general operating expenses. The Bank provides a variety of general commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending , depository, and related financial services. The Company's primary deposit products are savings and demand deposit accounts and certificates of deposit.

The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or a local environmental laws or regulations.

The  accounting   policies  of  the  Company  conform  with  generally  accepted accounting principles and with general practices within the banking industry.

COMPETITION

The Bank operates in a competitive environment in which it must share its market with many local independent banks as well as several banks which are subsidiaries of very large regional holding companies. The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the nationwide banks operating in this region, and include commercial banks, savings and loan associations, credit unions and other lending institutions.

The principal competitive factors among the Company's competitors can be grouped into two categories: pricing and services. In the Bank's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, the Bank competes in other areas such as convenience of location, types of services, service costs and banking hours.

EMPLOYEES

As of March 13, 1998, the Company employed 202 full-time  equivalent  employees.
The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be satisfactory.

YEAR 2000 COMPLIANCE

The "Year 2000" issue is the result of computer programs having been written using a two-digit field as opposed to a four-digit field, to define the applicable year. Programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. Computer system failure or significant miscalculations could result from this problem, if not corrected.

The Company licenses a minor portion of its software, used in conducting its business, from third party software vendors, while most of the Company's software has been internally developed. The Company has developed a comprehensive list of all software and all hardware in use within the organization. Every vendor has been contacted regarding the Year 2000 issue, and the Company is closely tracking the progress each vendor is making in resolving the problems associated with the issue. Software is upgraded as the vendors resolve Year 2000 problems.

Internally developed software is undergoing modifications and many systems have already been modified. Testing procedures are being formulated for comprehensive testing of this software beginning in July, 1998, with completion of testing by the end of 1998. Additionally, the Company has begun the process of contacting its borrowers to determine the level of progress they have made in addressing the impact that the Year 2000 issue will have on their respective businesses.

The Company does not anticipate any significant additional costs, over and above normal operating costs, as the work will be largely accomplished by the Company's computer systems and programming staff.


SUPERVISION AND REGULATION

OVERVIEW

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

The Bank, as a Pennsylvania state-chartered non-member financial institution, is subject primarily to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits to the maximum extent permitted by law.

BANK HOLDING COMPANY REGULATIONS

 As a bank holding company, the Company can engage in banking-related activities as permitted by the Federal Reserve Board, directly or through newly-formed subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities. However, except for activities related to its operation as the holding company of the Bank, the Company does not anticipate engaging in any other banking-related activity in the foreseeable future.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

Regulations implementing the prompt corrective action provision of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective on December 19, 1992. FDICIA required the regulators to stratify institutions into five quality tiers based upon their respective capital strengths and to increase progressively the degree of regulation over the weaker ones, limited the pass-through deposit insurance treatment of certain types of accounts, adopted a "Truth in Savings" program, called for the adoption of risk-based premiums on deposit insurance and required banks to observe insider credit underwriting procedures no less strict than those applied to comparable non-insider transactions.

Under the guidelines of FDICIA, a financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive.

CAPITAL ADEQUACY & REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

               Actual                              Regulatory Requirements
------------------------------------------    ----------------------------------

                                              For Capital        To Be "Well
                                              Adequacy Purposes  Capitalized"

As of December 31, 1997    Amount    Ratio    Amount    Ratio   Amount    Ratio
                           ------    -----    ------    -----   ------    -----
--------------------------------------------  ----------------------------------

Total Capital
(to Risk Weighted Assets)  $44,888   23.55%   >$15,251  >8.0%   >$19,064  >10.0%
                                              -         -       -         -

Tier 1 Capital
(to Risk Weighted Assets)  $42,502   22.29%   >$ 7,626  >4.0%   >$11,438  > 6.0%
                                              -         -       -         -

Tier 1 Capital
(to Average Assets)        $42,502   10.25%   >$ *      > *     >$20,727  > 5.0%
                                              -         -       -         -

*3.0% ($12,436),  4.0% ($16,581) or 5.0% (20,727) depending on the bank's CAMEL
Rating and other regulatory risk factors.



As of December 31, 1996    Amount    Ratio    Amount    Ratio   Amount     Ratio
                           ------    -----    ------    -----   ------     -----
--------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)  $42,333   22.43%   >$15,099  >8.0%   $18,873   >10.0%
                                              -         -                 -

Tier 1 Capital
(to Risk Weighted Assets)  $40,033   21.21%   >$ 7,549  >4.0%   $11,324   > 6.0%
                                                        -                 -

Tier 1 Capital
(to Average Assets)        $40,033   10.18%   >$ *      > *     >$19,668  > 5.0%
                                                        -       -         -

*3.0% ($11,801),  4.0% ($15,734) or 5.0% (19,668)  depending on the bank's CAMEL
Rating and other regulatory risk factors.
--------------------------------------------------------------------------------

                             STATISTICAL INFORMATION

              The following tables present statistical information required by Guide 3 for Bank Holding Companies relating to Penseco Financial Services Corporation and its subsidiaries on a consolidated basis.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY / INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 1997, 1996 and 1995.

-------------------------------------------------------------------
                                   1997       1997        1997
ASSETS                            Average    Revenue/    Yield/
                                  Balance    Expense      Rate
-------------------------------------------------------------------
Investment Securities
     U.S. Treasury securities      $113,559    $ 7,092      6.25%
     Other                               20          1      5.00%
     U.S. Agency obligations         11,342        712      6.28%
Loans, net of unearned income:
     Real estate mortgages          181,812     13,967      7.68%
     Commercial                      22,199      1,915      8.63%
     Consumer and other              56,364      6,002     10.65%
Federal funds sold                    7,535        410      5.44%
-------------------------------------------------------------------
Total Earning Assets/
     Total Interest Income          392,831    $30,099      7.66%
-------------------------------------------------------------------
Cash and due from banks               9,629
Bank premises and equipment           7,950
Accrued interest receivable           3,573
Other assets                          2,988
Less:  Allowance for loan losses      2,439
-------------------------------------------------------------------
Total Assets                       $414,532
-------------------------------------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
     Demand-Interest bearing       $ 23,057    $   349      1.51%
     Savings                         72,815      1,447      1.99%
     Money markets                   68,437      2,039      2.98%
     Time - Over $100                30,697      1,616      5.26%
     Time - Other                   121,201      6,729      5.55%
Federal funds purchased                 278         14      5.04%
Repurchase agreements                 3,971        161      4.05%

Short-term borrowings                   558         30      5.38%
-------------------------------------------------------------------
Total Interest Bearing
Liabilities/
     Total Interest Expense         321,014    $12,385      3.86%
-------------------------------------------------------------------
Demand - Non-interest bearing        48,241
All other liabilities                 3,154
Stockholders' equity                 42,123
-------------------------------------------------------------------
Total Liabilities and
     Stockholders' Equity          $414,532
-------------------------------------------------------------------
Interest Spread                                             3.80%
-------------------------------------------------------------------
Net Interest Income                            $17,714
-------------------------------------------------------------------

FINANCIAL RATIOS
     Net interest margin                                    4.51%
     Return on average assets                               1.14%
     Return on average equity                              11.22%
     Average equity to average                             10.16%
     assets
     Dividend payout ratio                                 47.73%

-------------------------------------------------------------------

-------------------------------------------------------------------
                                   1996        1996        1996
ASSETS                            Average    Revenue/     Yield/
                                  Balance     Expense      Rate
-------------------------------------------------------------------
Investment Securities
     U.S. Treasury securities      $125,114    $  7,880      6.30%
     Other                               20           1      5.00%
     U.S. Agency obligations          8,401         548      6.52%
Loans, net of unearned income:
     Real estate mortgages          161,699      12,531      7.75%
     Commercial                      19,252       1,743      9.05%
     Consumer and other              50,320       4,886      9.71%
Federal funds sold                    5,191         304      5.86%
-------------------------------------------------------------------
Total Earning Assets/
     Total Interest Income          369,997    $ 27,893      7.54%
-------------------------------------------------------------------
Cash and due from banks               7,985
Bank premises and equipment           6,275
Accrued interest receivable           3,603
Other assets                          7,728
Less:  Allowance for loan losses      2,230
-------------------------------------------------------------------
Total Assets                       $393,358
-------------------------------------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
     Demand-Interest bearing       $ 22,312    $    366      1.64%
     Savings                         76,898       1,724      2.24%
     Money markets                   73,626       2,347      3.19%
     Time - Over $100                19,695         975      4.95%
     Time - Other                   107,019       5,736      5.36%
Federal funds purchased                 559          23      4.11%
Repurchase agreements                   100           4      4.00%

Short-term borrowings                   497          26      5.23%
-------------------------------------------------------------------
Total Interest Bearing
Liabilities/
     Total Interest Expense         300,706    $ 11,201      3.72%
-------------------------------------------------------------------
Demand - Non-interest bearing        46,885
All other liabilities                 5,882
Stockholders' equity                 39,885
-------------------------------------------------------------------
Total Liabilities and
     Stockholders' Equity          $393,358
-------------------------------------------------------------------
Interest Spread                                              3.82%
-------------------------------------------------------------------
Net Interest Income                            $ 16,692
-------------------------------------------------------------------

FINANCIAL RATIOS
     Net interest margin                                     4.51%
     Return on average assets                                1.17%
     Return on average equity                               11.54%
     Average equity to average                              10.14%
     assets
     Dividend payout ratio                                  46.67%

-------------------------------------------------------------------

-----------------------------------------------------------------
                                   1995       1995       1995
ASSETS                            Average    Revenue/    Yield/
                                  Balance     Expense     Rate
-----------------------------------------------------------------
Investment Securities
     U.S. Treasury securities      $121,029    $  7,894     6.52%
     Other                               20           -         -
     U.S. Agency obligations         32,744       2,061     6.29%
Loans, net of unearned income:
     Real estate mortgages          137,788      11,447     8.31%
     Commercial                      14,836       1,491    10.05%
     Consumer and other              39,001       4,051    10.39%
Federal funds sold                   10,579         530     5.01%
-----------------------------------------------------------------
Total Earning Assets/
     Total Interest Income          355,997    $ 27,474     7.72%
-----------------------------------------------------------------
Cash and due from banks               7,644
Bank premises and equipment           6,420
Accrued interest receivable           3,560
Other assets                          3,824
Less:  Allowance for loan losses      2,088
-----------------------------------------------------------------
Total Assets                       $375,357
-----------------------------------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
     Demand-Interest bearing       $ 21,676    $    424     1.96%
     Savings                         77,131       1,952     2.53%
     Money markets                   77,577       2,786     3.59%
     Time - Over $100                13,825         687     4.97%
     Time - Other                    98,035       5,339     5.45%
Federal funds purchased                  16           1     5.65%
Repurchase agreements
                                          -           -         -
Short-term borrowings                   546          29     5.31%
-----------------------------------------------------------------
Total Interest Bearing
Liabilities/
     Total Interest Expense         288,806    $ 11,218     3.88%
-----------------------------------------------------------------
Demand - Non-interest bearing        44,358
All other liabilities                 4,604
Stockholders' equity                 37,589
-----------------------------------------------------------------
Total Liabilities and
     Stockholders' Equity          $375,357
-----------------------------------------------------------------
Interest Spread                                             3.84%
-----------------------------------------------------------------
Net Interest Income                            $ 16,256
-----------------------------------------------------------------

FINANCIAL RATIOS
     Net interest margin                                    4.57%
     Return on average assets                               1.19%
     Return on average equity                              11.86%
     Average equity to average                             10.01%
     assets
     Dividend payout ratio                                 45.18%

-----------------------------------------------------------------

The following table presents the dollar amount of change in interest income and expense and the corresponding amounts attributable to changes in rate and changes in volume:

DOLLAR AMOUNT OF CHANGE IN
INTEREST INCOME AND INTEREST EXPENSE
                                            Dollar                       Change
                                            Amount    Change    Change   in
                                            of        in        in       Rate-
            1997 compared to 1996           Change    Volume    Rate     Volume
            --------------------------------------------------------------------
EARNING     Investment Securities:
ASSETS          U.S. Treasury securities    $  (788)  $  (728)  $    (75)$   15
                Other                             -         -          -       -
                U.S. Agency obligations         164       192        (20)    (8)

            Loans, net of unearned income:    1,436     1,559       (113)   (10)
                Real estate mortgages
                Commercial                      172       267        (81)   (14)
                Consumer and other            1,116       587        473     56
            Federal funds sold                  106       137        (22)    (9)
            --------------------------------------------------------------------
            Total Interest Income           $ 2,206   $ 2,014   $    162 $   30
            --------------------------------------------------------------------
INTEREST    Deposits:
BEARING         Demand-Interest bearing     $   (17)  $    12   $    (29)$    -
LIABILITIES     Savings                        (277)      (91)      (192)     6
                Money markets                  (308)     (166)      (155)    13
                Time - Over $100                641       545         63     33
                Time - Other                    993       760        203     30
            Federal funds purchased              (9)      (12)         5     (2)
            Repurchase agreements               157       160          -     (3)
            Short-term borrowings                 4         4          -      -
            --------------------------------------------------------------------
            Total Interest Expense          $ 1,184   $ 1,212   $  (105) $   77
            --------------------------------------------------------------------
            Net Interest Income             $ 1,022    $  802   $    267 $  (47)
            --------------------------------------------------------------------

                                            Dollar                       Change
                                            Amount    Change    Change   in
                                            of        in        in       Rate-
            1997 compared to 1996           Change    Volume    Rate     Volume
            -------------------------------------------------------------------
EARNING     Investment Securities:
ASSETS          U.S. Treasury securities    $   (13)  $   (94)  $     85 $   (4)
                Other                             -         -          -      -
                U.S. Agency obligations      (1,513)   (1,519)        26    (20)
            Loans, net of unearned income:
                Real estate mortgages         1,084     2,622     (1,254)  (284)
                Commercial                      252       516       (196)   (68)
                Consumer and other              835     1,499       (484)   180)
            Federal funds sold                 (226)     (234)        16     (8)
            --------------------------------------------------------------------
            Total Interest Income           $   419   $ 2,790   $ (1,807)$ (564)
            --------------------------------------------------------------------
INTEREST    Deposits:
BEARING         Demand-Interest bearing     $   (58)  $    20   $    (76)$   (2)
LIABILITIES     Savings                        (228)      (32)      (201)     5
                Money markets                  (439)     (156)      (302)    19
                Time - Over $100                288       439        (93)   (58)
                Time - Other                    397       727       (296)   (34)
            Federal funds purchased              22        26          -     (4)
            Repurchase agreements                 4         -          -      4
            Short-term borrowings                (3)       (2)        (1)     -
            --------------------------------------------------------------------
            Total Interest Expense          $   (17)  $ 1,022   $   (969)$  (70)
            --------------------------------------------------------------------
            Net Interest Income             $   436   $ 1,768   $   (838)$  494)
            --------------------------------------------------------------------

II. INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

The following table presents the book value by security type for the Company's investment portfolio.

December 31,                        1997             1996            1995
-------------------------------------------------------------------------------
U.S. Treasury securities            $  114,922       $ 112,904       $ 137,271
Other securities                            20              20              20
U.S. Agency obligations
                                        10,106          12,339           8,955
-------------------------------------------------------------------------------
     Total Investment Securities    $  125,048       $ 125,263       $ 146,246
-------------------------------------------------------------------------------

See General Note 3 to the Financial Statements for a breakdown by classification as to available for sale and held to maturity.

The amortized cost and fair value of debt securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                  Amortized      Fair      Amortized     Fair
                                    Cost        Value        Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
     U.S. Treasury securities     $   55,910    $56,057    $        -    $     -
After one year through five years:
     U.S. Treasury securities         58,373     58,865             -          -
--------------------------------------------------------------------------------
     Subtotal                        114,283    114,922             -          -
Mortgage-backed securities                 -          -        10,106     10,102
--------------------------------------------------------------------------------
     Total Debt Securities        $  114,283    $14,922    $   10,106    $10,102
--------------------------------------------------------------------------------

III. LOAN PORTFOLIO


LOAN              Details regarding the Company's loan portfolio for the past
PORTFOLIO         five years are as follows:

As of December 31,                1997       1996       1995
------------------------------------------------------------------
Real estate - construction
     and land development         $  3,731   $  3,770   $  4,042
Real estate mortgages
Commercial                         190,658    167,291    146,600
Credit card and related plans       26,841     19,966     16,246
Installment                          2,293      2,298      2,404
Obligations of states               39,613     37,463     30,804
     and political subdivisions      8,910      9,427      9,712
------------------------------------------------------------------

Loans, net of unearned income      272,046    240,215    209,808
Less:  Allowance for loan losses     2,600      2,300      2,100
------------------------------------------------------------------
Loans, net                        $269,446   $237,915   $207,708
------------------------------------------------------------------



As of December 31,               1994       1993
----------------------------------------------------
Real estate - construction
     and land development        $  4,174   $  3,219
Real estate mortgages
Commercial                        128,467    133,470
Credit card and related plans      12,643     15,344
Installment                         2,520      2,840
Obligations of states              24,769     21,465
     and political subdivisions     8,132      9,147
----------------------------------------------------

Loans, net of unearned income     180,705    185,485
Less:  Allowance for loan losses    2,100      2,100
----------------------------------------------------
Loans, net                       $178,605   $183,385
----------------------------------------------------

Nonperforming Assets

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,031, $866 and $940 at December 31, 1997, 1996 and 1995, respectively. If interest on those loans had been accrued, such income would have been $89, $66 and $69 for 1997, 1996 and

1995, respectively. Interest income on those loans, which is recorded only when received, amounted to $35, $45 and $56 for 1997, 1996 and 1995, respectively. There are no commitments to lend additional funds to individuals whose loans are non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 1997 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At December 31, 1997, 1996 and 1995, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area repayment thereof is affected by economic conditions in this market area.



December 31,                             1997    1996    1995    1994    1993
-------------------------------------------------------------------------------
Non-accrual loans                        $1,031  $  866  $  940  $1,435  $1,924
Loans past due 90 days or more
  and accruing:
     Guaranteed student loans               343     342     166     187     118
     Credit card and home equity loans       98      93     133     101     140
-------------------------------------------------------------------------------
Total non-performing loans                1,472   1,301   1,239   1,723   2,182
Other real estate owned                     339     610     306     496     618
-------------------------------------------------------------------------------
Total non-performing assets              $1,811  $1,911  $1,545  $2,219  $2,800
-------------------------------------------------------------------------------



Real Estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 1997 and 1996 was $339 and $610, respectively, supported by appraisals of the real estate involved.



IV. SUMMARY OF LOAN LOSS EXPERIENCE

Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on discounted loans is generally recognized as income based on methods that approximate the interest method. For all other loans, interest is accrued daily on the outstanding balances.

The provision for loan losses is based on past loan loss experience, management's evaluation of the potential loss in the current loan portfolio under current economic conditions and such other factors as, in management's best judgement, deserve current recognition in estimating loan losses. The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers  adequate  to  reflect  the  risk of  future  losses  inherent  in the
Company's  loan  portfolio.  The  process of  determining  the  adequacy  of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. The annual provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses.

The following tables present the Company's loan loss experience during the periods indicated:

Years Ended December 31,            1997    1996    1995    1994    1993
--------------------------------------------------------------------------------
Balance at beginning  of year       $2,300  $2,100  $2,100  $2,100  $2,100
Charge-offs:
     Real estate mortgages              38      87     300     341      79
     Commercial (time and demand)
       and all others                    -       -      11       -      14
     Credit card and related plans      52      64      67      55      77
     Installment loans                  32      32       3      12      20
--------------------------------------------------------------------------------
Total charge-offs                      122     183     381     408     190
--------------------------------------------------------------------------------
Recoveries:
     Real estate mortgages              79      22       2       3       -
     Commercial (time and demand)
       and all others                    1       2       1      25       6
     Credit card and related plans      17      16      11      18      19
     Installment loans                   9       9      46      25      47
--------------------------------------------------------------------------------
Total recoveries                       106      49      60      71      72
--------------------------------------------------------------------------------
Net charge-offs                         16     134     321     337     118
--------------------------------------------------------------------------------
Provision charged to operations        316     334     321     337     118
--------------------------------------------------------------------------------
Balance at End of Year              $2,600  $2,300  $2,100  $2,100  $2,100
--------------------------------------------------------------------------------
Ratio of net charge-offs
to average loans outstanding        0.001%   0.06%   0.17%   0.19%   0.06%
--------------------------------------------------------------------------------

The allowance for loan losses is allocated as follows:

                              As of December 31,
                             ---------------------------------------------------
                                     1997              1996             1995
                             ---------------------------------------------------
                               Amount      %*    Amount     %*    Amount     %*
Real estate mortgages          $  1,350    71%   $  1,125   71%   $ 1,100   72%
Commercial (time and demand)
     and all others                 850    19%        875   22%       750   23%
Credit card and related plans       150     1%        150    1%       150    1%
Personal installment loans          250     9%        150    6%       100    4%
                             ---------------------------------------------------
Total                          $  2,600   100%   $  2,300  100%   $ 2,100   100%
                             ---------------------------------------------------


                              As of December 31,
                             ---------------------------------------
                                         1994              1993
                             ---------------------------------------
                                   Amount     %*     Amount      %*

Real estate mortgages              $  1,100  74%     $  1,200   74%
Commercial (time and demand)
     and all others                     700  22%          600   21%
Credit card and related plans           200  2%           200    2%
Personal installment loans              100  2%           100    3%
                             ---------------------------------------
Total                              $  2,100 100%     $  2,100  100%
                             ---------------------------------------

* Percent of loans in each category to total loans


V. DEPOSITS

The primary source of funds to support the Company's growth is its deposit base. Company deposits increased $22.5 million to $374.5 million at December 31, 1997 from $352.0 million at December 31, 1996, an increase of 6.4%. Company deposits increased $15.6 million to $352.0 million at December 31, 1996 from $336.4 million at December 31, 1995, an increase of 4.6%. This growth occurred despite the trend of customers finding alternate repositories for their funds, principally the equity market via mutual funds. Management is responding to the competition for these funds by offering competitively priced or alternative banking products.


DEPOSITS (in millions)      YEAR

-------------------------------------

        $374,488            1997
         352,026            1996
         336,386            1995
         326,482            1994
         310,509            1993


The maturities of time deposits of $100,000 or more are as follows:

Three months or less                  $   8,128
Over three months through six months     14,261
Over six months through twelve months     5,728
Over twelve months                       10,035
                                      ----------
Total                                 $  38,152

December 31,                      1997           1996

----------------------------------------------------------

Demand - Non-interest bearing  $    46,127    $    44,657
Demand - Interest bearing           23,826         25,291
Savings                             71,722         75,095
Money markets                       63,055         73,145
Time - Over $100,000                38,152         22,738
Time - Other                       131,606        111,100
----------------------------------------------------------
     Total                     $  374,488     $   352,026
----------------------------------------------------------

Scheduled maturities of time deposits
are as follows:


1998                        $134,008
1999                          28,098
2000                           4,032
2001                           1,854
2002                           1,754
2003 and thereafter               12
------------------------------------
            Total           $169,758
------------------------------------

VI. RETURN OF EQUITY AND ASSETS

FINANCIAL RATIOS:                  1997      1996      1995      1994      1993
                                  ------    ------    ------    ------    ------

Return on Average Assets           1.14%     1.17%     1.19%     1.02%     1.13%

Return on Average Equity          11.22%    11.54%    11.86%    10.76%    12.31%

Dividend Payout Ratio             47.73%    46.67%    45.18%    48.01%    44.04%

Average Equity to Average Assets  10.16%    10.14%    10.01%     9.47%     9.14%


VII. SHORT TERM BORROWINGS

At December 31, 1997 and 1996, other borrowed funds consisted of demand notes to the U.S. Treasury and Repurchase Agreements.

Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs of $7,987 and $5,964 and fair values of $8,023 and $5,990 were pledged to secure repurchase agreements at December 31, 1997 and 1996.

Years Ended December 31,                          1997            1996
---------------------------------------------------------------------------
Amount outstanding at year end                  $    6,815      $    2,468
Average interest rate at year end                    4.57%           4.70%
Maximum amount outstanding at any month end     $    6,815      $    4,667
Average amount outstanding                      $    4,807      $    1,156
Weighted average interest rate during the year:
     Federal funds purchased                         5.04%           4.11%
     Repurchase agreements                           4.05%           4.00%
     Demand notes to U.S. Treasury                   5.38%           5.23%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000 (secured by pledged securities with amortized costs and fair values of $9,971 and $9,919 at December 31 1997 and $9,998 and $9,962 at December 31, 1996 with an interest rate of 5.00% at each year end. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 1997 and 1996.

ITEM 2. Properties

The Bank owns all of its offices either directly or through its wholly owned subsidiary, Penseco Realty, Inc., with the exception of the Mount Pocono Office which is owned by the Bank but is located on land leased by the Bank over a long term. The principal office is located in the "Central City" section of Scranton in its business district. The Central City Office, located at the corner of North Washington Avenue and Spruce Street in Scranton, utilizes nine (9) stories and the basement of a ten (10) story - 50,000 sq. ft. office building, the Penn Security Bank Building, formerly the Mears Building, and houses the operations, trust, marketing, credit card and audit departments as well as the Bank's executive offices. The balance of the building is leased to other tenants. Title to the Penn Security Bank Building is held by Penseco Realty, Inc., a wholly owned subsidiary of Penn Security Bank and Trust Company. Parking is provided for approximately 40 customers and it has two (2) ATM's, one drive up and one covered walk-up. The South Scranton Office is located in the "South Side" section of Scranton in a business district. It has 13,583 sq. ft. of floor space all of which is presently being used in the business of the Bank. Parking facilities are provided for approximately 70 automobiles. The East Scranton Office is located in that section of Scranton at the corner of Prescott Avenue and Ash Street. It has 2,290 sq. ft. of floor space all of which is presently being used in the business of banking. Parking facilities are provided for 15 automobiles and it has a drive-up ATM. The Green Ridge Office is located in that section of Scranton in a business district at the corner of Boulevard Avenue and East Market Street. It contains 5,601 sq. ft. of floor space about 3/4 of which is used for banking purposes and the rest (located on the second floor) is presently unoccupied. Parking for 50 automobiles is provided and it has a drive-up ATM. The Moscow Office located at the corner of Main and Academy Streets in Moscow, has 4,000 sq. ft. of floor space, parking for 50 automobiles, drive-in windows and a drive-up ATM. The Gouldsboro Office, located at the corner of Second and Main Streets in Gouldsboro, has 480 sq. ft. of floor space, parking for 15 automobiles, drive-up windows and an ATM. The Abington Office, located in South Abington Township, has 2,914 sq. ft. of floor space, parking for 32 automobiles, drive-in windows and an ATM. The Mount Pocono Office is located at the junction of Routes 611 and 940 in Mount Pocono, has 2,143 sq. ft. of floor space, parking for 20 automobiles, drive-up windows and two ATM's. Two remote ATM locations are leased by the Bank located on Meadow Avenue in Scranton and the Red Barn Village in Newton Township. All offices have closed circuit television monitored drive-ups and ATM's.

ITEM 3. Legal Proceedings

              There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company to which the Company or subsidiary is a party or of which any of their property is the subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

The formation of the holding company was over-whelmingly approved by the stockholders at the special meeting held December 16, 1997, the vote being 485,312 shares approving and 1,668 shares opposed, of the 537,000 shares eligible to vote. In addition, no stockholder elected to exercise any dissenting stockholder rights. The Bank received approval from the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking and the Federal Reserve Board prior to year-end and the conversion to the holding company structure was effective December 31, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

              The Company's capital stock is traded "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.

                                             Dividends
                                             Paid
1997                   High         Low      Per share
-----------------------------------------------------
First Quarter          $ 23        $ 22       $ 0.20
Second Quarter           23          23         0.20
Third Quarter            25          23         0.20
Fourth Quarter           29          25         0.45
                                             --------
                                              $ 1.05
                                             ========


                                             Dividends
                                             Paid
    1996              High         Low       Per share
-----------------------------------------------------
First Quarter         $ 22         $ 22      $ 0.187
Second Quarter          22           22        0.187
Third Quarter           22           22        0.187
Fourth Quarter          22           22        0.439
                                            ---------
                                             $ 1.000
                                            =========

As of March 13, 1998 there were approximately 1,019 stockholders of the Company based on the number of recordholders.

The  information  on the  Dividend  Restrictions  of the Bank are listed  within
Exhibit 13 and incorporated herein by reference thereto.

ITEM 6. Selected Financial Data

The information contained under the heading "Selected Financial Data" is listed within Exhibit 13 and incorporated herein by reference thereto.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained under the heading "Management's Discussion and Analysis" is listed within Exhibit 13 and incorporated herein by reference thereto.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the heading "Quantitative and Qualitative Disclosures About Market Risk" is listed within Exhibit 13 and incorporated herein by reference thereto.

ITEM 8. Financial Statements and Supplementary Data

The  Consolidated   Financial  Statements  are  listed  within  Exhibit  13  and incorporated herein by reference thereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 1997.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information on Directors of the Bank listed on pages 4 and 5 of the Company's definitive proxy statement relating to the Company's 1998 meeting of stockholders is incorporated herein by reference thereto.

The  information on Executive  Officers listed on pages 6 and 7 of the Company's
definitive   proxy   statement   relating  to  the  Company's  1998  meeting  of
stockholders is incorporated herein by reference thereto.

ITEM 11. Executive Compensation

The information contained under the heading "Executive Compensation" on page 6 in the Company's definitive proxy statement relating to the Company's 1998 meeting of stockholders is incorporated herein by reference thereto.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities & Principal Holders Thereof" on pages 2, 3 and 4 in the Company's definitive proxy statement relating to the Company's 1998 meeting of stockholders is incorporated herein by reference thereto.

ITEM 13. Certain Relationships and Related Transactions

The information contained in Note 17 under the heading "General Notes to Financial Statements" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1.   Financial Statements

              As listed in the Index to Financial Statements on page 16 hereof.

      2.   Financial Statement Schedules

      3.   Exhibits

                As listed in the Index to Exhibits on pages 16 and 17 hereof.

(b) Report on Form 8-K was filed for the fourth quarter of 1997 on the date of February 11, 1998.

(c)  See item 14. (a) 3. above

(d)  See item 14. (a) 2. above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:  /s/  Otto P. Robinson, Jr.
          Otto P. Robinson, Jr.
          President
          Date:   March 27, 1998


By:  /s/  Richard E. Grimm
          Richard E. Grimm
          Executive Vice-President
          Date:   March 27, 1998


By:  /s/  Patrick Scanlon
          Patrick Scanlon
          Controller
          Date:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Edwin J. Butler
         Edwin J. Butler
         Director
         Date:  March 27, 1998


By: /s/  Richard E. Grimm
         Richard E. Grimm
         Director
         Date:  March 27, 1998


By: /s/  Russell C. Hazelton
         Russell C. Hazelton
         Director
          Date:  March 27, 1998


By: /s/  D. William Hume
         D. William Hume
         Director
         Date:  March 27, 1998


By: /s/  James G. Keisling
         James G. Keisling
         Director
         Date:  March 27, 1998


By: /s/  P. Frank Kozik
         P. Frank Kozik
         Director
         Date:  March 27, 1998

By: /s/  Robert W. Naismith, Ph.D.
         Robert W. Naismith, Ph.D.
         Director
         Date:  March 27, 1998


By: /s/  James B. Nicholas
         James B. Nicholas
         Director
         Date:  March 27, 1998


By:  /s/ Emily S. Perry
         Emily S. Perry
         Director
         Date:  March 27, 1998


By: /s/  Sandra C. Phillips
         Sandra C. Phillips
         Director
         Date:  March 27, 1998


By: /s/  Otto P. Robinson, Jr.
         Otto P. Robinson, Jr.
         Director
         Date:  March 27, 1998

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report on the 1997 Consolidated Financial Statements *


Consolidated Balance Sheets at December 31, 1997 and 1996  *


Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995 *


Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995 *


Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 *


General Notes to Consolidated Financial Statements  *



         * Incorporated by reference to the Company's 1997 Annual Report to Shareholders. See Item 8 of this report on Form 10-K.









             (The remainder of this page left intentionally blank.)

                                INDEX TO EXHIBITS

Exhibit Number                                                Prior Filing or
Referred to Item 601                                          Exhibit Page
of Regulation S-K    DESCRIPTION OF EXHIBIT                   Number Herein

         2           Plan of acquisition, reorganization,
                     arrangement, liquidation or succession   None

         3           i)   Articles of Incorporation           Page 16
                     ii)  By-Laws                             Page 18

         4           Instruments defining the rights of
                     security holders, including indentures   None

         9           Voting trust agreement                   None

         10          Material contracts - Supplemental        Page 8 of the
                     Benefit Plan Agreement                   Definitive Proxy
                                                              Statement relating
                                                              to the Company's
                                                              1998 Meeting of
                                                              Stockholders is
                                                              holders incorp-
                                                              orated herein by
                                                              reference thereto.

         11          Statement re computation of per share
                     earnings                                 None

         12          Statements re computation of ratios      None

         13          Annual report to security holders,
                     Form 10-Q or quarterly report to
                     security holders                         Page 24

         16          Letter re change in certifying
                     accountant                               None

         18          Letter re change in accounting
                     principles                               None

         21          Subsidiaries of the registrant           Page 78

         22          Published report regarding matters       The Definitive
                     submitted to vote of security holders    Proxy Statement
                                                              relating to the
                                                              Company's Special
                                                              Meeting of Stock-
                                                              holders held on
                                                              December 16, 1997,
                                                              filed on October
                                                              24, 1997 is
                                                              incorporated
                                                              herein by
                                                              reference thereto.

         23          Consents of experts and counsel          None

         24          Power of attorney                        None

         27          Financial Data Schedule                  None

         99          Additional Exhibits                      None