Form 10-Q
period 1998-03-31
PENSECO FINANCIAL SERVICES CORP
filed 1998-05-14
CIK 1054508

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


                               ------------------


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                        Commission file number 000-23777

                     PENSECO FINANCIAL SERVICES CORPORATION
                Incorporated pursuant to the Laws of Pennsylvania

                               ------------------

       Internal Revenue Service -- Employer Identification No. 23-2939222

         150 North Washington Avenue, Scranton, Pennsylvania 18503-1848
                                 (717) 346-7741
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---      ---

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 30, 1998, was 2,148,000.



================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION




                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                 March 31, 1998............................................... 3
                 December 31, 1997............................................ 3

               Statements of Income:

                 Three Months Ended March 31, 1998............................ 4
                 Three Months Ended March 31, 1997............................ 4

               Statements of Cash Flows:

                 Three Months Ended March 31, 1998............................ 5
                 Three Months Ended March 31, 1997............................ 5

               Notes to Financial Statements.................................. 6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 10


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 16

     Item 2. Changes in Securities........................................... 16

     Item 3. Defaults Upon Senior Securities................................. 16

     Item 4. Submission of Matters to a Vote of Security Holders............. 16

     Item 5. Other Information............................................... 16

     Item 6. Exhibits and Reports on Form 8-K................................ 16

     Signatures.............................................................. 16

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                           March 31,           December 31,
                                                              1998                 1997
                                                         ---------------      ---------------
ASSETS
Cash and due from banks                                        $ 17,083             $ 10,928
Federal funds sold                                                4,025                7,650
                                                         ---------------      ---------------
                                                         ---------------      ---------------
    Cash and Cash Equivalents                                    21,108               18,578
Investment securities:
    Available-for-sale, at fair value                           106,889              114,942
    Held-to-maturity (fair value of $9,054
      and $10,102, respectively)                                  9,117               10,106
                                                         ---------------      ---------------
    Total Investment Securities                                 116,006              125,048
Loans, net of unearned income                                   278,790              272,046
    Less: Allowance for loan losses                               2,700                2,600
                                                         ---------------      ---------------
    Loans, Net                                                  276,090              269,446
Bank premises and equipment                                       9,276                8,646
Other real estate owned                                             227                  339
Accrued interest receivable                                       3,750                3,895
Other assets                                                      2,308                1,625
                                                         ---------------      ---------------
    Total Assets                                              $ 428,765            $ 427,577
                                                         ===============      ===============

LIABILITIES
Deposits:
    Non-interest bearing                                       $ 47,540             $ 46,127
    Interest bearing                                            326,742              328,361
                                                         ---------------      ---------------
    Total Deposits                                              374,282              374,488
Other borrowed funds:
    Repurchase agreements                                         6,020                5,922
    Short-term borrowings                                           741                  893
Accrued interest payable                                          2,673                2,524
Other liabilities                                                 1,365                  826
                                                         ---------------      ---------------
    Total Liabilities                                           385,081              384,653

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
    authorized, 2,148,000 shares issued and outstanding)             21                   21
Surplus                                                          10,819               10,819
Retained earnings                                                32,459               31,662
Accumulated other comprehensive income                              385                  422
                                                         ---------------      ---------------
    Total Stockholders' Equity                                   43,684               42,924
                                                         ---------------      ---------------
    Total Liabilities and Stockholders' Equity                $ 428,765            $ 427,577
                                                         ===============      ===============

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                     Three Months Ended        Three Months Ended
                                                       March 31, 1998            March 31, 1997
                                                     ------------------        ------------------
INTEREST INCOME

Interest and fees on loans                                    $ 5,756                   $ 5,024
Interest and dividends on investments:
    U.S. Treasury securities and U.S.
      Agency obligations                                        1,817                     1,914
    Other securities                                                1                         1
Interest on Federal funds sold                                    172                        78
                                                         -------------             -------------
    Total Interest Income                                       7,746                     7,017

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                     539                       321
Interest on other deposits                                      2,773                     2,423
Interest on other borrowed funds                                   78                        37
                                                         -------------             -------------
    Total Interest Expense                                      3,390                     2,781
    Net Interest Income                                         4,356                     4,236
Provision for loan losses                                         106                       130
                                                         -------------             -------------
    Net Interest Income After Provision
      for Loan Losses                                           4,250                     4,106

OTHER INCOME

Trust department income                                           218                       213
Service charges on deposit accounts                               158                       163
Other fee income                                                1,507                     1,349
Other operating income                                             28                        20
Realized gains on securities, net                                   -                         -
                                                         -------------             -------------
    Total Other Income                                          1,911                     1,745

OTHER EXPENSES

Salaries and employee benefits                                  1,810                     1,708
Expense of premises and fixed assets                              550                       548
Other operating expenses                                        2,014                     1,915
                                                         -------------             -------------
    Total Other Expenses                                        4,374                     4,171
                                                         -------------             -------------

Income before income taxes                                      1,787                     1,680
Applicable income taxes                                           539                       508
                                                         -------------             -------------
    Net Income                                                  1,248                     1,172

Other comprehensive income, net of taxes:
    Unrealized securities losses                                  (37)                     (437)
                                                         -------------             -------------
    Comprehensive Income                                      $ 1,211                     $ 735
                                                         =============             =============

Earnings per Common Share
    (Based on 2,148,000 shares outstanding)                     $ 0.58                    $ 0.55
Cash Dividends Declared Per Common Share                        $ 0.21                    $ 0.20


                     PENSECO FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                      Three Months Ended   Three Months Ended
                                                                                        March 31, 1998       March 31, 1997
                                                                                      ------------------   ------------------
OPERATING ACTIVITIES
Net Income                                                                                   $ 1,248              $ 1,172
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                 237                  239
    Provision for loan losses                                                                    106                  130
    Deferred income tax provision                                                                  9                   26
    Amortization of securities (net of accretion)                                                 40                   85
    Net (gains) losses on sale of investment securities                                            -                    -
    Loss (gain) on other real estate                                                              16                    -
    Decrease (increase) in interest receivable                                                   145                 (200)
    (Increase) decrease in other assets                                                         (683)                (459)
    Increase (decrease) in income taxes payable                                                  485                  435
    Increase (decrease) in interest payable                                                      149                   77
    Increase (decrease) in other liabilities                                                      63                   36
                                                                                          -----------          -----------
              Net cash provided by operating activities                                        1,815                1,541
                                                                                          -----------          -----------

INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale                                      (6,033)              (4,964)
    Proceeds from sales and maturities of investment securities available-for-sale            14,000                5,000
    Proceeds from repayments of investment securities to be held-to-maturity                     980                  496
    Net loans (originated) repaid                                                             (6,749)             (11,997)
    Proceeds from other real estate                                                               95                   87
    Investment in premises and equipment                                                        (867)              (1,615)
                                                                                          -----------          -----------
              Net cash provided (used) by investment activities                                1,426              (12,993)
                                                                                          -----------          -----------

FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits                                     2,213              (12,839)
    Net (payments) proceeds on time deposits                                                  (2,419)               8,699
    Increase (decrease) in federal funds purchased                                                 -                  600
    Increase (decrease) in repurchase agreements                                                  98                  957
    Net (decrease) increase in short-term borrowings                                            (152)                 421
    Cash dividends paid                                                                         (451)                (430)
                                                                                          -----------          -----------
              Net cash (used) provided by financing activities                                  (711)              (2,592)
                                                                                          -----------          -----------
              Net increase (decrease)  in cash and cash equivalents                            2,530              (14,044)
                                                                                          -----------          -----------
Cash and cash equivalents at January 1                                                        18,578               22,827
                                                                                          -----------          -----------
Cash and cash equivalents at March 31                                                       $ 21,108              $ 8,783
                                                                                          ===========          ===========

The Company paid interest and income taxes of $3,241 and $90 and $2,703 and $46, for the three month periods ended March 31, 1998 and 1997, respectively.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1998
                                   (unaudited)


These Notes to Financial Statements reflect events subsequent to December 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998, respecting the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year.



NOTE 1 -- Principles of Consolidation

Penseco Financial Services Corporation (Company) is a bank holding company, incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a state chartered bank.

Intercompany transactions have been eliminated in preparing the consolidated financial statements.

The  accounting   policies  of  the  Company  conform  with  generally  accepted accounting principles and with general practices within the banking industry.


NOTE 2 -- Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's "Annual Report and Form 10-K" for the year ended December 31, 1997.


NOTE 3 -- Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.


NOTE 4 -- Investment Securities

Investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity. Bonds, notes, debentures and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis over the period to maturity.

Securities Available-for-Sale. Bonds, notes, debentures, and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are reported as a separate component of other income in the Statements of Income.

The Company has no derivative financial instruments required to be disclosed under SFAS No. 119.

The amortized cost and fair value of investment securities at March 31, 1998 and December 31, 1997 are as follows:



                               Available-for-Sale

                                              Gross        Gross
                              Amortized    Unrealized    Unrealized      Fair
March 31, 1998                   Cost         Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Treasury securities      $ 106,285       $ 587        $   3      $ 106,869
Equity securities                    20           -            -             20
--------------------------------------------------------------------------------
Total Available-for-Sale      $ 106,305       $ 587        $   3      $ 106,889
--------------------------------------------------------------------------------


                               Available-for-Sale

                                              Gross        Gross
                              Amortized    Unrealized    Unrealized      Fair
December 31, 1997                Cost         Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Treasury securities      $ 114,283       $ 639        $   -      $ 114,922
Equity securities                    20           -            -             20
--------------------------------------------------------------------------------
Total Available-for-Sale      $ 114,303       $ 639        $   -      $ 114,942
--------------------------------------------------------------------------------





                                Held-to-Maturity

                                              Gross        Gross
                              Amortized    Unrealized    Unrealized      Fair
March 31, 1998                   Cost         Gains        Losses        Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities    $   9,117       $   -        $  63      $   9,054
--------------------------------------------------------------------------------
Total Held-to-Maturity        $   9,117       $   -        $  63      $   9,054
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                              Gross        Gross
                              Amortized    Unrealized    Unrealized      Fair
December 31, 1997                Cost         Gains        Losses        Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities    $  10,106       $   3        $   7      $  10,102
--------------------------------------------------------------------------------
Total Held-to-Maturity        $  10,106       $   3        $   7      $  10,102
--------------------------------------------------------------------------------



The amortized cost and fair value of debt securities at March 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 1998                       Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                   Amortized     Fair       Amortized     Fair
                                      Cost       Value         Cost       Value
--------------------------------------------------------------------------------
Due in one year or less:
   U.S. Treasury securities        $  56,952   $  57,056    $       -   $     -
After one year through five years:
   U.S. Treasury securities           49,333      49,813            -         -
--------------------------------------------------------------------------------
   Subtotal                          106,285     106,869            -         -
Mortgage-backed securities                 -           -        9,117     9,054
--------------------------------------------------------------------------------
   Total Debt Securities           $ 106,285   $ 106,869    $   9,117   $ 9,054
--------------------------------------------------------------------------------






NOTE 5 -- Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 1998, the balances in the Capital Stock and Surplus accounts totalling $ 10,840 are unavailable for dividends.

In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's capital stock and surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's capital stock and surplus. The Federal Reserve System has interpreted "capital stock and surplus" to include undivided profits.



                     Actual                                  Regulatory Requirements
------------------------------------------------  ----------------------------------------------

                                                        For Capital               To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of March 31, 1998        Amount    Ratio        Amount        Ratio      Amount        Ratio
------------------------------------------------  ----------------------------------------------

Total Capital
(to Risk Weighted Assets)  $ 45,918   18.83% >    $ 19,513 >     8.0% >    $ 24,391 >     10.0%

Tier 1 Capital
(to Risk Weighted Assets)  $ 43,218   17.72% >    $  9,756 >     4.0% >    $ 14,635 >      6.0%

Tier 1 Capital
(to Average Assets)        $ 43,218    9.93% >    $     *  >       *  >    $ 21,765 >      5.0%

*3.0% ($13,059), 4.0% ($17,412) or 5.0% (21,765)  depending on the bank's CAMEL
Rating and other regulatory risk factors.


                                                        For Capital               To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of December 31, 1997     Amount    Ratio        Amount        Ratio      Amount        Ratio
------------------------------------------------  ----------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)  $ 45,102   19.22% >    $ 18,776 >     8.0% >    $ 23,470 >     10.0%

Tier 1 Capital
(to Risk Weighted Assets)  $ 42,502   18.11% >    $  9,388 >     4.0% >    $ 14,082 >      6.0%

Tier 1 Capital
(to Average Assets)        $ 42,502   10.25% >    $     *  >       *  >    $ 20,727 >      5.0%

*3.0% ($12,436), 4.0% ($16,581) or 5.0% (20,727)  depending on the bank's CAMEL
Rating and other regulatory risk factors.


PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended March 31, 1998 and March 31, 1997. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as "the Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $1,248 for three months ending March 31, 1998, an increase of $76 or 6.5% over $1,172 reported for the first quarter of 1997. Improvement in earnings is attributed to strong loan growth.

Loans increased $6.8 million, or 2.5%, while investments decreased $9.0 million, or 7.8% since December 31, 1997. Most of this change was due to an increase in loan demand, which resulted in repricing assets at higher rates.

Net Interest Income and Net Interest Margin

Net interest income, the largest contributor to the Company's earnings, is defined as the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits and short-term borrowings, in the form of securities sold under agreements to repurchase, represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income after provision for loan losses rose $144 or 3.5%, from $4,106 for the first quarter of 1997 to $4,250 in 1998, the net result of higher loan volume and changes in the composition of funding sources.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 1998, the net interest margin was 4.23%, falling 26 basis points from 4.49% in the same period of 1997, the result of a slight increase in the yield on earning assets and a somewhat higher increase in funding costs.

A change in the volume of earning assets was the key determinant of the increase in net interest income in the first quarter of 1998. Both total average earning assets and total average interest bearing funds rose in the first quarter of 1998 as compared to 1997. Average earning assets rose $34.3 million, or 9.1%, from $377.7 million in 1997 to $412.0 million in 1998 and average interest bearing funds increased $30.9 million, or 10.1%, from $307.3 million to $338.2 million for the same periods. As a percentage of average assets, earning assets increased from 94.4% in the first quarter of 1997 to 94.6% in 1998. Average interest bearing funding sources increased from 76.8% of total funding sources in the first quarter of 1997 to 77.7% in the same period in 1998, resulting in a slightly higher cost of funds.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 1998 and 1997; however, the changes in the mix of earning assets were less significant than the change in composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 65.7% in 1997 to 67.6% in 1998; average investments fell slightly from 32.9% to 29.3%. Short-term investments, federal funds sold, rose from 1.4% of earning assets to 3.1%. Changes in the mix of interest-bearing funds were more pronounced as funds shifted from lower cost deposits into higher funding sources mainly time deposit accounts. Time deposits increased $30.8 million, from 44.9% of funding sources to 49.9% in 1998. This change in deposit composition resulted in an increase in the cost of funds, which was partially offset by a decrease in the cost of transaction savings accounts.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Average loan yields rose 17 basis points, from 8.10% in the first three months of 1997 to 8.27% in 1998. Investments and federal funds yields remained fairly stable as the market rates were approximately the same on average in both 1997 and 1998. Competition for funds, principally from the equity markets via mutual funds, increased in late 1997 and early 1998. Therefore, to compete for customers seeking alternative repositories for their funds, the average certificate of deposit cost of funds increased from 5.24% in 1997 to 5.63% in 1998. This is the primary cause of the increase in the total cost of funds from 3.62% in 1997 to 4.01% in 1998.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for March 31, 1998 and March 31, 1997.


---------------------------------------------------------------------------------------------------------------
                                                   March 31, 1998                      March 31, 1997
ASSETS                                    Average      Revenue/     Yield/       Average     Revenue/    Yield/
                                          Balance      Expense      Rate         Balance     Expense      Rate
---------------------------------------------------------------------------------------------------------------
Investment Securities
     U.S. Treasury securities            $ 111,205     $ 1,665       5.99%      $ 112,015    $ 1,723      6.15%
     Other                                      20           1       5.00%             20          1      5.00%
     U.S. Agency obligations                 9,681         152       6.28%         12,111        191      6.31%
Loans, net of unearned income:
     Real estate mortgages                 216,985       4,436       8.18%        196,645      3,870      7.87%
     Commercial                             17,625         376       8.53%         11,280        237      8.40%
     Consumer and other                     43,690         944       8.64%         40,188        917      9.13%
Federal funds sold                          12,750         172       5.40%          5,433         78      5.74%
---------------------------------------------------------------------------------------------------------------
Total Earning Assets/
     Total Interest Income                 411,956     $ 7,746       7.52%        377,692    $ 7,017      7.43%
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                     10,841                                  8,770
Bank premises and equipment                  8,977                                  7,142
Accrued interest receivable                  3,631                                  3,460
Other assets                                 2,512                                  5,310
Less:  Allowance for loan losses             2,607                                  2,301
---------------------------------------------------------------------------------------------------------------
Total Assets                             $ 435,310                              $ 400,073
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
     Demand-Interest bearing             $  22,881     $    86       1.50%      $  22,949    $    83      1.45%
     Savings                                71,401         349       1.95%         73,708        361      1.96%
     Money markets                          68,449         499       2.92%         69,101        492      2.85%
     Time - Over $100                       37,976         539       5.68%         24,441        321      5.25%
     Time - Other                          130,704       1,839       5.63%        113,448      1,487      5.24%
Federal funds purchased                         41           1       5.00%            230          3      5.22%
Repurchase agreements                        6,089          69       4.53%          2,875         27      3.76%
Short-term borrowings                          637           8       5.02%            533          7      5.25%
---------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
     Total Interest Expense                338,178     $ 3,390       4.01%        307,285    $ 2,781      3.62%
---------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing               50,139                                 48,877
All other liabilities                        3,273                                  2,986
Stockholders' equity                        43,720                                 40,925
---------------------------------------------------------------------------------------------------------------
Total Liabilities and
     Stockholders' Equity                $ 435,310                              $ 400,073
---------------------------------------------------------------------------------------------------------------
Interest Spread                                                      3.51%                                3.81%
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 4,356                               $ 4,236
---------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
     Net interest margin                                             4.23%                                4.49%
     Return on average assets                                        1.14%                                1.17%
     Return on average equity                                       11.42%                               11.45%
     Average equity to average assets                               10.04%                               10.23%
     Dividend payout ratio                                          36.21%                               36.70%

---------------------------------------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb such losses based upon a review of many factors, including historical loss experience, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), economic conditions and trends, loan portfolio volume and mix, loan performance trends, the value and adequacy of collateral, and the Company's internal credit review process. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. The quarterly provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses. Based on this ongoing evaluation, management determines the provision or reversal necessary to maintain an appropriate allowance.

In the first three months of 1998, the provision for loan losses was $106 a decrease from the first quarter in 1997 of $130. Loans charged-off totaled $16 and recoveries were $10. In the same period of 1997, recoveries of $28 offset loans charged off of $58.

Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 1998 and March 31, 1997, respectively:


                                          March 31,       March 31,
Three Months Ended :                        1998            1997
---------------------------------------------------------------------
Trust department income                   $    218        $    213
Service charges on deposit accounts            158             163
Other fee income                             1,507           1,349
Other operating income                          28              20
Realized gains on securities, net                -               -
---------------------------------------------------------------------
     Total Other Income                   $  1,911        $  1,745
---------------------------------------------------------------------


Trust department income, service charges on deposit accounts, and other operating income were not significantly different between the first quarters of 1998 and 1997. Other fee income increased 11.7% from the first quarter of 1997, due to an increase in merchant transaction income. Most of this $158 increase is attributed to growth in merchant transaction income of $142 which is the result of growth in the Company's customer base, as well as increased business with our existing customers.

Other Expenses

Other expenses increased $203 or 4.9%, in the first three months of 1998 as compared to the same period of 1997, to $4,374 from $4,171. Salaries and benefits increased over the first quarter of 1997, due to significantly higher health care coverage provided by the Company to its employees, merit increases, and staff additions. Expense of premises and fixed assets were not significantly different during the three months ended March 31, 1998 and March 31, 1997. Other non interest expenses increased primarily due to Mastercard and Visa authorization expenses.

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 1998 and March 31, 1997, respectively:



                                          March 31,       March 31,
Three Months Ended :                        1998            1997
---------------------------------------------------------------------
Salaries and employee benefits            $  1,810        $  1,708
Expense of premises and fixed assets           550             548
Other operating expenses                     2,014           1,915
---------------------------------------------------------------------
     Total Other Expenses                 $  4,374        $  4,171
---------------------------------------------------------------------

Loan Portfolio

                                           March 31,        December 31,
As Of:                                       1998              1997
--------------------------------------------------------------------------
Real estate - construction
     and land development                  $   2,359        $    3,731
Real estate mortgages                        214,689           213,128
Commercial                                    18,020            17,177
Credit card and related plans                  2,063             2,293
Installment                                   27,330            26,807
Obligations of states
     and political subdivisions               14,329             8,910
--------------------------------------------------------------------------
Loans, net of unearned income                278,790           272,046
Less:  Allowance for loan losses               2,700             2,600
--------------------------------------------------------------------------
Loans, net                                 $ 276,090        $  269,446
--------------------------------------------------------------------------


Loan Quality

The lending activities of the Company are guided by the basic lending policy established by the Board of Directors. Loans must meet criteria which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions.

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower's ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.

The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charged-off loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:



                                                March 31,    March 31,
Three Months Ended:                               1998         1997
------------------------------------------------------------------------
Non-accrual loans                               $  1,098     $    797
Loans past due 90 days or more and accruing:
     Guaranteed student loans                        249          341
     Credit card and home equity loans                20           44
------------------------------------------------------------------------
Total non-performing loans                         1,367        1,182
Other real estate owned                              227          835
------------------------------------------------------------------------
Total non-performing assets                     $  1,594     $  2,017
------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected interest is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,098 and $797 at March 31, 1998 and March 31, 1997, respectively. If interest on those loans had been accrued, such income would have been $101 and $56 for the three months ended March 31, 1998 and March 31, 1997, respectively. Interest income on those loans, which is recorded only when received, amounted to $5 and $7 for March 31, 1998 and March 31, 1997, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 1998 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At March 31, 1998 and December 31, 1997, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:



                                                  March 31,        March 31,
Three Months Ended :                                 1998            1997
------------------------------------------------------------------------------
Balance at beginning  of year                     $  2,600         $  2,300
Charge-offs:
     Real estate mortgages                               -               38
     Commercial (time and demand)
       and all others                                    6                -
     Credit card and related plans                       8               14
     Installment loans                                   2                6
------------------------------------------------------------------------------
Total charge-offs                                       16               58
------------------------------------------------------------------------------
Recoveries:
     Real estate mortgages                               -               24
     Commercial (time and demand) and all others         -                1
     Credit card and related plans                       5                1
     Installment loans                                   5                2
------------------------------------------------------------------------------
Total recoveries                                        10               28
------------------------------------------------------------------------------
Net charge-offs                                          6               30
------------------------------------------------------------------------------
Provision charged to operations                        106              130
------------------------------------------------------------------------------
Balance at End of Period                          $  2,700         $  2,400
------------------------------------------------------------------------------
Ratio of net charge-offs
to average loans outstanding                         0.002%           0.001%
------------------------------------------------------------------------------

Three Months Ended:               March 31, 1998          March 31, 1997
---------------------------------------------------------------------------
                                  Amount      % *        Amount      % *

Real estate mortgages            $ 1,375    78%         $ 1,175    77%
Commercial (time and demand)
     and all others                  875    12%             875    12%
Credit card and related plans        150     1%             150     1%
Personal installment loans           300     9%             200    10%
---------------------------------------------------------------------------
Total                            $ 2,700   100%         $ 2,400   100%
---------------------------------------------------------------------------



Liquidity

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources.

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank. The designation of securities as "Held-To-Maturity" lessens the ability of banks to sell securities so classified, except in regard to certain changes in circumstances or other events that are isolated, non-recurring and unusual.


Capital Resources

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.

Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional common stock. Management has no plans to offer additional common stock at this time.

The Company's total risk-based capital ratio was 18.83% at March 31, 1998. The Company's risk based capital ratio is almost double the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

The Company is completing site work to build a branch office, in the East Stroudsburg area, at an approximate cost of $1,200,000. The Company also has a new branch facility in the Green Ridge section of Scranton substantially completed. This will replace its existing facility and is anticipated to open in the second quarter of 1998.


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


PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


   a.  Exhibits
           27.0    Financial Data Schedule

   b.  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PENSECO FINANCIAL SERVICES



By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:  May 13, 1998




By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:  May 13, 1998