Form 10-Q
period 1998-06-30
PENSECO FINANCIAL SERVICES CORP
filed 1998-08-14
CIK 1054508

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

                  For the quarterly period ended June 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No --- ---

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 31, 1998, was 2,148,000.



================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION




                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                     Balance Sheets:

                  June 30, 1998..............................................  3
                  December 31, 1997..........................................  3

                     Statements of Income:

                  Three Months Ended June 30, 1998...........................  4
                  Three Months Ended June 30, 1997...........................  4
                  Six Months Ended June 30, 1998.............................  5
                  Six Months Ended June 30, 1997.............................  5

               Statements of Cash Flows:

                  Six Months Ended June 30, 1998.............................  6
                  Six Months Ended June 30, 1997.............................  6

               Notes to Financial Statements.................................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 11


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 17

     Item 2. Changes in Securities........................................... 18

     Item 3. Defaults Upon Senior Securities................................. 18

     Item 4. Submission of Matters to a Vote of Security Holders............. 18

     Item 5. Other Information............................................... 18

     Item 6. Exhibits and Reports on Form 8-K................................ 18

     Signatures.............................................................. 18

   PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                 June 30,        December 31,
                                                                   1998             1997
                                                                -----------      -----------
ASSETS
Cash and due from banks                                          $  10,519        $  10,928
Interest-bearing balances with banks                                   448                -
Federal funds sold                                                   9,900            7,650
                                                                -----------      -----------
    Cash and Cash Equivalents                                       20,867           18,578
Investment securities:
    Available-for-sale, at fair value                               95,826          114,942
    Held-to-maturity (fair value of $ 8,032
      and $10,102, respectively)                                     8,100           10,106
                                                                -----------      -----------
    Total Investment Securities                                    103,926          125,048
Loans, net of unearned income                                      286,322          272,046
    Less: Allowance for loan losses                                  2,800            2,600
                                                                -----------      -----------
    Loans, Net                                                     283,522          269,446
Bank premises and equipment                                         10,426            8,646
Other real estate owned                                                105              339
Accrued interest receivable                                          3,597            3,895
Other assets                                                         2,178            1,625
                                                                -----------      -----------
    Total Assets                                                 $ 424,621        $ 427,577
                                                                ===========      ===========

LIABILITIES
Deposits:
    Non-interest bearing                                         $  51,117        $  46,127
    Interest bearing                                               318,193          328,361
                                                                -----------      -----------
    Total Deposits                                                 369,310          374,488
Other borrowed funds:
    Repurchase agreements                                            7,532            5,922
    Short-term borrowings                                              754              893
Accrued interest payable                                             2,187            2,524
Other liabilities                                                      615              826
                                                                -----------      -----------
    Total Liabilities                                              380,398          384,653

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
    authorized, 2,148,000 shares issued and outstanding)                21               21
Surplus                                                             10,819           10,819
Retained earnings                                                   33,056           31,662
Accumulated other comprehensive income                                 327              422
                                                                -----------      -----------
    Total Stockholders' Equity                                      44,223           42,924
                                                                -----------      -----------
    Total Liabilities and Stockholders' Equity                   $ 424,621        $ 427,577
                                                                ===========      ===========

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                           Three Months Ended     Three Months Ended
                                                             June 30, 1998          June 30, 1997
                                                          --------------------   --------------------
INTEREST INCOME

Interest and fees on loans                                      $ 5,593                $ 5,261
Interest and dividends on investments:
    U.S. Treasury securities and U.S. Agency obligations          1,730                  1,911
    Other securities                                                  -                      -
Interest on Federal funds sold                                      128                     17
Interest on balances with banks                                       1                      -
                                                                --------               --------
    Total Interest Income                                         7,452                  7,189

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                       536                    364
Interest on other deposits                                        2,693                  2,514
Interest on other borrowed funds                                     82                     48
                                                                --------               --------
    Total Interest Expense                                        3,311                  2,926
    Net Interest Income                                           4,141                  4,263
Provision for loan losses                                           104                     46
                                                                --------               --------
    Net Interest Income After Provision for Loan Losses           4,037                  4,217

OTHER INCOME

Trust department income                                             274                    203
Service charges on deposit accounts                                 159                    158
Other fee income                                                    865                    805
Other operating income                                               42                     30
Realized gains on securities, net                                     -                      -
                                                                --------               --------
    Total Other Income                                            1,340                  1,196

OTHER EXPENSES

Salaries and employee benefits                                    1,849                  1,727
Expense of premises and fixed assets                                529                    556
Other operating expenses                                          1,498                  1,609
                                                                --------               --------
    Total Other Expenses                                          3,876                  3,892
                                                                --------               --------

Income before income taxes                                        1,501                  1,521
Applicable income taxes                                             454                    442
                                                                --------               --------
    Net Income                                                    1,047                  1,079

Other comprehensive income, net of taxes:
    Unrealized securities losses                                    (58)                   178
                                                                --------               --------
    Comprehensive Income                                        $   989                $ 1,257
                                                                ========               ========

Earnings per Common Share
    (Based on 2,148,000 shares outstanding)                     $  0.49                $  0.50
Cash Dividends Declared Per Common Share                        $  0.21                $  0.20


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                              Six Months Ended    Six Months Ended
                                                               June 30, 1998       June 30, 1997
                                                              ----------------    ----------------

Interest and fees on loans                                        $ 11,349            $ 10,286
Interest and dividends on investments:
    U.S. Treasury securities and U.S. Agency obligations             3,547               3,824
    Other securities                                                     1                   1
Interest on Federal funds sold                                         300                  95
Interest on balances with banks                                          1                   -
                                                                  ---------           ---------
    Total Interest Income                                           15,198              14,206

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                        1,075                 685
Interest on other deposits                                           5,466               4,937
Interest on other borrowed funds                                       160                  85
                                                                  ---------           ---------
    Total Interest Expense                                           6,701               5,707
    Net Interest Income                                              8,497               8,499
Provision for loan losses                                              210                 176
                                                                  ---------           ---------
    Net Interest Income After Provision for Loan Losses              8,287               8,323

OTHER INCOME

Trust department income                                                492                 416
Service charges on deposit accounts                                    318                 321
Other fee income                                                     2,372               2,154
Other operating income                                                  69                  49
Realized gains on securities, net                                        -                   -
                                                                  ---------           ---------
    Total Other Income                                               3,251               2,940

OTHER EXPENSES

Salaries and employee benefits                                       3,659               3,435
Expense of premises and fixed assets                                 1,079               1,120
Other operating expenses                                             3,512               3,508
                                                                  ---------           ---------
    Total Other Expenses                                             8,250               8,063
                                                                  ---------           ---------

Income before income taxes                                           3,288               3,200
Applicable income taxes                                                993                 949
                                                                  ---------           ---------
    Net Income                                                       2,295               2,251

Other comprehensive income, net of taxes:
    Unrealized securities losses                                       (95)               (259)
                                                                  ---------           ---------
    Comprehensive Income                                          $  2,200            $  1,992
                                                                  =========           =========

Earnings per Common Share
    (Based on 2,148,000 shares outstanding)                       $   1.07            $   1.05
Cash Dividends Declared Per Common Share                          $   0.42            $   0.40


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                    Six Months Ended    Six Months Ended
                                                                                     June 30, 1998       June 30, 1997
                                                                                    ----------------    ----------------

OPERATING ACTIVITIES
Net Income                                                                              $  2,295            $  2,251
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                             478                 487
    Provision for loan losses                                                                210                 176
    Deferred income tax provision                                                             11                 (89)
    Amortization of securities (net of accretion)                                             85                 165
    Net (gains) losses on sale of investment securities                                        -                   -
    Loss (gain) on other real estate                                                          16                 137
    Decrease (increase) in interest receivable                                               298                   8
    (Increase) decrease in other assets                                                     (553)               (256)
    Increase (decrease) in income taxes payable                                                9                 114
    (Decrease) increase in interest payable                                                 (337)               (106)
    (Decrease) increase in other liabilities                                                (183)               (114)
                                                                                        ---------           ---------
              Net cash provided by operating activities                                    2,329               2,773
                                                                                        ---------           ---------

INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale                                 (12,092)             (4,964)
    Proceeds from sales and maturities of investment securities available-for-sale        31,000              13,000
    Proceeds from repayments of investment securities to be held-to-maturity               1,986                 926
    Net loans (originated) repaid                                                        (14,284)            (18,000)
    Proceeds from other real estate                                                          217                 395
    Investment in premises and equipment                                                  (2,258)             (2,109)
                                                                                        ---------           ---------
              Net cash provided (used) by investment activities                            4,569             (10,752)
                                                                                        ---------           ---------

FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits                                 2,015              (9,053)
    Net (payments) proceeds on time deposits                                              (7,193)             14,041
    Increase (decrease) in federal funds purchased                                             -                   -
    Increase (decrease) in repurchase agreements                                           1,610               2,185
    Net (decrease) increase in short-term borrowings                                        (139)                422
    Cash dividends paid                                                                     (902)               (859)
                                                                                        ---------           ---------
              Net cash (used) provided by financing activities                            (4,609)              6,736
                                                                                        ---------           ---------
              Net increase (decrease)  in cash and cash equivalents                        2,289              (1,243)
                                                                                        ---------           ---------
Cash and cash equivalents at January 1                                                    18,578              22,827
                                                                                        ---------           ---------
Cash and cash equivalents at June 30                                                    $ 20,867            $ 21,584
                                                                                        =========           =========

The Company paid interest and income taxes of $7,038 and $1,090 and $5,813 and $964, for the six month periods ended June 30, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 1998
                                   (unaudited)


These Notes to Financial Statements reflect events subsequent to December 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the six month period ended June 30, 1998. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 1998 and for the six months ended June 30, 1998, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and
(3) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at June 30, 1998 and December 31, 1997 are as follows:



                               Available-for-Sale

                                          Gross          Gross
                           Amortized    Unrealized     Unrealized     Fair
June 30, 1998                 Cost         Gains         Losses       Value
-----------------------------------------------------------------------------
U.S. Treasury securities   $ 95,310     $    497       $      1     $ 95,806
Equity securities                20            -              -           20
-----------------------------------------------------------------------------
Total Available-for-Sale   $ 95,330     $    497       $      1     $ 95,826
-----------------------------------------------------------------------------


                            Available-for-Sale

                                          Gross          Gross
                           Amortized    Unrealized     Unrealized     Fair
December 31, 1997             Cost        Gains          Losses       Value
-----------------------------------------------------------------------------
U.S. Treasury securities   $114,283     $   639        $      -     $114,922
Equity securities                20           -               -           20
-----------------------------------------------------------------------------
Total Available-for-Sale   $114,303     $   639        $      -     $114,942
-----------------------------------------------------------------------------



                                    Held-to-Maturity

                                              Gross          Gross
                               Amortized    Unrealized    Unrealized     Fair
June 30, 1998                     Cost        Gains         Losses       Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities      $ 8,100      $     -       $     68     $ 8,032
--------------------------------------------------------------------------------
Total Held-to-Maturity          $ 8,100      $     -       $     68     $ 8,032
--------------------------------------------------------------------------------


                                    Held-to-Maturity

                                              Gross          Gross
                               Amortized    Unrealized    Unrealized      Fair
December 31, 1997                 Cost        Gains         Losses        Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities      $10,106      $     3       $      7     $10,102
--------------------------------------------------------------------------------
Total Held-to-Maturity          $10,106      $     3       $      7     $10,102
--------------------------------------------------------------------------------





The amortized cost and fair value of debt securities at June 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 1998                         Available-for-Sale    Held-to-Maturity
--------------------------------------------------------------------------------
                                     Amortized    Fair      Amortized    Fair
                                        Cost      Value        Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
     U.S. Treasury securities         $ 61,095   $ 61,201    $     -    $     -
After one year through five years:
     U.S. Treasury securities           34,215     34,605          -          -
--------------------------------------------------------------------------------
     Subtotal                           95,310     95,806          -          -
Mortgage-backed securities                   -          -      8,100      8,032
--------------------------------------------------------------------------------
     Total Debt Securities            $ 95,310   $ 95,806    $ 8,100    $ 8,032
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 1998, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                    Actual                                          Regulatory Requirements
-----------------------------------------------      -------------------------------------------------------

                                                              For Capital                     To Be
                                                          Adequacy Purposes            "Well Capitalized"
As of June 30, 1998          Amount    Ratio             Amount        Ratio         Amount          Ratio
------------------------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 46,619  18.15%          > $ 20,548     > 8.0%       > $ 25,684       >  10.0%
                                                       -              -            -                -

Tier 1 Capital
(to Risk Weighted Assets)    $ 43,819  17.06%          > $ 10,274     > 4.0%       > $ 15,411       >   6.0%
                                                       -              -            -                -

Tier 1 Capital
(to Average Assets)          $ 43,819  10.26%          > $      *     >   *        > $ 21,351       >   5.0%
                                                       -              -            -                -

*3.0% ($  12,811),  4.0% ($ 17,081) or 5.0% ($ 21,351)  depending  on the bank's
CAMEL Rating and other regulatory risk factors.







                    Actual                                          Regulatory Requirements
-----------------------------------------------      -------------------------------------------------------

                                                              For Capital                    To Be
                                                          Adequacy Purposes            "Well Capitalized"
As of December 31, 1997      Amount    Ratio             Amount        Ratio         Amount         Ratio
------------------------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 45,102  19.22%          > $ 18,776     > 8.0%       > $ 23,470       > 10.0%
                                                       -              -            -                -

Tier 1 Capital
(to Risk Weighted Assets)    $ 42,502  18.11%          > $  9,388     > 4.0%       > $ 14,082       >  6.0%
                                                       -              -            -                -

Tier 1 Capital
(to Average Assets)          $ 42,502  10.25%          > $      *     >   *        > $ 20,727       >  5.0%
                                                       -              -            -                -

*3.0% ($  12,436),  4.0% ($ 16,581) or 5.0% ($ 20,727)  depending  on the bank's
CAMEL Rating and other regulatory risk factors.



PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended June 30, 1998 and June 30, 1997 and for the six months ended June 30, 1998 and June 30, 1997. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as "the Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $2,295 for six months ending June 30, 1998, an increase of $44 or 2.0% over $2,251 reported for the second quarter of 1997. The slight improvement in earnings is attributed to strong loan growth but somewhat offset by a higher cost of funds.

Loans increased $14.3 million, or 5.3%, while investments decreased $21.1 million, or 16.9% since December 31, 1997. This change was due to strong loan demand, which resulted in repricing assets at higher rates.

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

Net interest income, declined $2 to $8,497 for the first half of 1998 from $8,499 in 1997. This decline is largely due to maturities of the investment portfolio repricing at lower rates, along with loans refinancing at lower rates due to the local competitive environment, offset by a somewhat higher increase in funding costs.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1998, the net interest margin was 4.19%, falling 27 basis points from 4.46% in the same period of 1997, the result of a slight increase in the yield on earning assets and a somewhat higher increase in funding costs.

A change in the volume of earning assets was the key determinant of the increase in net interest income in the first half of 1998. Both total average earning assets and total average interest bearing funds rose in the first half of 1998 as compared to 1997. Average earning assets rose $24.4 million, or 6.4%, from $381.0 million in 1997 to $405.4 million in 1998 and average interest bearing funds increased $22.2 million, or 7.2%, from $308.2 million to $330.4 million for the same periods. As a percentage of average assets, earning assets decreased from 95.4% in the first half of 1997 to 94.9% in 1998. Average interest bearing funding sources increased from 77.2% of total funding sources in the first half of 1997 to 77.4% in the same period in 1998, resulting in a higher cost of funds.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of both 1998 and 1997; however, the changes in the mix of earning assets were less significant than the change in composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 67.2% in 1997 to 69.3% in 1998; average investments fell slightly from 31.9% to 28.0%. Short-term investments, federal funds sold, and interest on balances with banks, rose from 1.0% of earning assets to 2.7%. Changes in the mix of interest-bearing funds were more pronounced as funds shifted from lower cost deposits into higher funding sources mainly time deposit accounts. Time deposits increased $22.1 million, from 46.9% of funding sources to 50.4% in 1998. This change in deposit composition resulted in an increase in the cost of funds, which was partially offset by a decrease in the cost of transaction savings accounts.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Average loan yields rose 5 basis points, from 8.03% for the first half of 1997 to 8.08% in 1998. Investments and federal funds yields remained fairly stable as the market rates were approximately the same on average in both 1997 and 1998. Competition for funds, principally from the equity markets via mutual funds, increased in late 1997 and early 1998. Therefore, to compete for customers seeking alternative repositories for their funds, the average time deposit cost of funds increased from 5.23% in 1997 to 5.65% in 1998. This is the primary cause of the increase in the total cost of funds from 3.70% in 1997 to 4.06% in 1998.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for June 30, 1998 and June 30, 1997.


---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
                                              June 30, 1998                           June 30, 1997
ASSETS                                  Average     Revenue/    Yield/     Average    Revenue/    Yield/
                                        Balance     Expense      Rate      Balance    Expense      Rate
---------------------------------------------------------------------------------------------------------
Investment Securities
     U.S. Treasury securities          $ 104,783    $ 3,263      6.23%    $ 109,852   $ 3,449      6.28%
     U.S. Agency obligations               8,668        285      6.58%       11,642       375      6.44%
     Other                                    20          1      5.00%           20         1      5.00%
Loans, net of unearned income:
     Real estate mortgages               218,733      8,893      8.13%      201,569     8,016      7.95%
     Commercial                           18,419        774      8.40%       12,571       537      8.54%
     Consumer and other                   43,880      1,681      7.66%       41,993     1,733      8.25%
Federal funds sold                        10,850        300      5.53%        3,400        95      5.59%
Interest on balances with banks               34          1      5.88%
---------------------------------------------------------------------------------------------------------
Total Earning Assets/
     Total Interest Income               405,387    $15,198      7.50%      381,047   $14,206      7.46%
---------------------------------------------------------------------------------------------------------
Cash and due from banks                   10,124                              8,367
Bank premises and equipment                9,865                              8,032
Accrued interest receivable                3,570                              3,395
Other assets                                 780                                724
Less:  Allowance for loan losses           2,701                              2,411
---------------------------------------------------------------------------------------------------------
Total Assets                           $ 427,025                          $ 399,154
---------------------------------------------------------------------------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
     Demand-Interest bearing           $  23,454    $   169      1.44%    $  23,103   $   172      1.49%
     Savings                              70,813        699      1.97%       73,243       724      1.98%
     Money markets                        62,561        967      3.09%       63,010       948      3.01%
     Time - Over $100                     38,111      1,075      5.64%       28,337       685      4.83%
     Time - Other                        128,452      3,631      5.65%      116,206     3,093      5.32%
Federal funds purchased                       40          1      5.00%          560        14      5.00%
Repurchase agreements                      6,354        143      4.50%        3,057        57      3.73%
Short-term borrowings                        600         16      5.33%          640        14      4.37%
---------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
     Total Interest Expense              330,385    $ 6,701      4.06%      308,156   $ 5,707      3.70%
---------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             49,185                             46,332
All other liabilities                      2,846                              2,878
Stockholders' equity                      44,609                             41,788
---------------------------------------------------------------------------------------------------------
Total Liabilities and
     Stockholders' Equity              $ 427,025                          $ 399,154
---------------------------------------------------------------------------------------------------------
Interest Spread                                                  3.44%                             3.76%
---------------------------------------------------------------------------------------------------------
Net Interest Income                                 $ 8,497                           $ 8,499
---------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
     Net interest margin                                         4.19%                             4.46%
     Return on average assets                                    1.08%                             1.13%
     Return on average equity                                   10.29%                            10.77%
     Average equity to average assets                           10.45%                            10.47%
     Dividend payout ratio                                      39.25%                            38.10%
---------------------------------------------------------------------------------------------------------

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

In the first six months of 1998, the provision for loan losses was $210 an increase from $176 in the first half in 1997. Loans charged-off totaled $25 and recoveries were $15. In the same period of 1997, recoveries of $93 offset loans charged off of $69.


Other Income

The following table sets forth information by category of other income for the Company for three months and six months ended June 30, 1998 and June 30, 1997, respectively:

                                               June 30,        June 30,
Three Months Ended :                             1998            1997
-----------------------------------------------------------------------
Trust department income                        $   274         $   203
Service charges on deposit accounts                159             158
Other fee income                                   865             805
Other operating income                              42              30
Realized gains on securities, net                    -               -
-----------------------------------------------------------------------
     Total Other Income                        $ 1,340         $ 1,196
-----------------------------------------------------------------------



Other income increased $144 or 12.0% for the three month period ending June 30, 1998 to $1,340, from $1,196 for the three months ended June 30, 1997. Largely this increase was due to a $71 or 35% improvement in fiduciary income, along with improved growth in merchant discounts, due to increases in our customer base, as well as, increases with our existing customers.

                                               June 30,        June 30,
Six Months Ended :                               1998            1997
-----------------------------------------------------------------------
Trust department income                        $   492         $   416
Service charges on deposit accounts                318             321
Other fee income                                 2,372           2,154
Other operating income                              69              49
Realized gains on securities, net                    -               -
-----------------------------------------------------------------------
     Total Other Income                        $ 3,251         $ 2,940
-----------------------------------------------------------------------



Other income increased $311 or 10.6% for the first half of 1998 to $3,251 from $2,940 for the same period of 1997. Contributing increases came from the trust department of $76 and $182 from merchant discounts. In both of these areas the bank realized improved efficiencies, as well as, increases in our customer base.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months and six months ended June 30, 1998 and June 30, 1997, respectively:


                                               June 30,        June 30,
Three Months Ended :                             1998            1997
-----------------------------------------------------------------------
Salaries and employee benefits                 $ 1,849         $ 1,727
Expense of premises and fixed assets               529             556
Other operating expenses                         1,498           1,609
-----------------------------------------------------------------------
     Total Other Expenses                      $ 3,876         $ 3,892
-----------------------------------------------------------------------


Other expenses decreased $16 for the three month period ending June 30, 1998 to $3,876 from $3,892 for the three month period ending June 30, 1997. The increase in salary and employee benefits of $122 was offset by a reduction of $143 of other real estate owned expense from the three month period ending June 30, 1998.


                                               June 30,        June 30,
Six Months Ended :                               1998            1997
-----------------------------------------------------------------------
Salaries and employee benefits                 $ 3,659         $ 3,435
Expense of premises and fixed assets             1,079           1,120
Other operating expenses                         3,512           3,508
-----------------------------------------------------------------------
     Total Other Expenses                      $ 8,250         $ 8,063
-----------------------------------------------------------------------



Other expenses increased $187 or 2.3% for the six months ended June 30, 1998 to $8,250 from $8,063 for the six months ended June 30, 1998. Salaries and benefits increased over the first half of 1997 due to significantly higher health care coverage provided by the company to its employees, merit increases, and staff additions. Also, other operating expenses increases were offset by a reduction of $143 other real estate owned expense from the first half of 1997.



Loan Portfolio


                                             June 30,             December 31,
As Of:                                          1998                  1997
------------------------------------------------------------------------------
Real estate - construction
     and land development                    $   2,551              $   3,731
Real estate mortgages                          220,433                213,128
Commercial                                      19,418                 17,177
Credit card and related plans                    2,105                  2,293
Installment                                     27,814                 26,807
Obligations of states
     and political subdivisions                 14,001                  8,910
------------------------------------------------------------------------------
Loans, net of unearned income                  286,322                272,046
Less:  Allowance for loan losses                 2,800                  2,600
------------------------------------------------------------------------------
Loans, net                                   $ 283,522              $ 269,446
------------------------------------------------------------------------------

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                   June 30,            June 30,
Six Months Ended:                                    1998                1997
-------------------------------------------------------------------------------
Non-accrual loans                                  $ 1,120             $ 1,139
Loans past due 90 days or more and accruing:
     Guaranteed student loans                          276                 281
     Credit card and home equity loans                  21                  16
-------------------------------------------------------------------------------
Total non-performing loans                           1,417               1,436
Other real estate owned                                105                 410
-------------------------------------------------------------------------------
Total non-performing assets                        $ 1,522             $ 1,846
-------------------------------------------------------------------------------




Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected interest is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,120 and $1,139 at June 30, 1998 and June 30, 1997, respectively. If interest on those loans had been accrued, such income would have been $110 and $65 for the six months ended June 30, 1998 and June 30, 1997, respectively. Interest income on those loans, which is recorded only when received, amounted to $13 and $23 for June 30, 1998 and June 30, 1997, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 1998 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At June 30, 1998 and December 31, 1997, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience


The following tables present the Company's loan loss experience during the periods indicated:


                                                    June 30,           June 30,
Six Months Ended :                                    1998                1997
--------------------------------------------------------------------------------
Balance at beginning  of year                       $ 2,600             $ 2,300
Charge-offs:
     Real estate mortgages                                6                  38
     Commercial (time and demand)
       and all others                                     6                  10
     Credit card and related plans                       11                  21
     Installment loans                                    2                   -
--------------------------------------------------------------------------------
Total charge-offs                                        25                  69
--------------------------------------------------------------------------------
Recoveries:
     Real estate mortgages                                1                  74
     Commercial (time and demand) and all others          -                   6
     Credit card and related plans                        8                  12
     Installment loans                                    6                   1
--------------------------------------------------------------------------------
Total recoveries                                         15                  93
--------------------------------------------------------------------------------
Net charge-offs                                          10                 (24)
--------------------------------------------------------------------------------
Provision charged to operations                         210                 176
--------------------------------------------------------------------------------
Balance at End of Period                            $ 2,800             $ 2,500
--------------------------------------------------------------------------------
Ratio of net charge-offs
to average loans outstanding                         0.001%             (0.001%)
--------------------------------------------------------------------------------







The allowance for loan losses is allocated as follows:


Six Months Ended:                   June 30, 1998              June 30, 1997
--------------------------------------------------------------------------------

                                   Amount        % *          Amount        % *

Real estate mortgages             $ 1,450        78%         $ 1,275        75%
Commercial (time and demand)
     and all others                   900        11%             850        13%
Credit card and related plans         150         1%             150         1%
Personal installment loans            300        10%             225        11%
--------------------------------------------------------------------------------
Total                             $ 2,800       100%         $ 2,500       100%
--------------------------------------------------------------------------------






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

The Company's total risk-based capital ratio was 18.15% at June 30, 1998. The Company's risk based capital ratio is almost double the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

The Company is constructing a branch office, in the East Stroudsburg area, at an approximate cost to completion of $1,100,000 as of June 30, 1998. The Company also has a new branch facility in the Green Ridge section of Scranton substantially completed which will replace its existing facility. Initially, it was anticipated that the new branch would be opened in the second quarter of 1998, but as a result of the expansion of the drive-up facility, the opening is now scheduled for the middle of the third quarter.


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

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     The  Annual  Meeting  of   Shareholders  of  Penseco   Financial   Services
     Corporation was held on May 5, 1998.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2002, were elected:



                                                                % of total
                                       number of votes         outstanding
                                      cast for director        shares voted
                                      -----------------        ------------

         D. William Hume                  1,969,981               91.71%
         James G. Keisling                1,973,601               91.88%
         Otto P. Robinson, Jr.            1,972,209               91.82%

Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


      a.  Exhibits
         27.0                 Financial Data Schedule

      b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended June 30, 1998.


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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    August 10, 1998



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    August 10, 1998