Form 10-Q
period 1998-09-30
PENSECO FINANCIAL SERVICES CORP
filed 1998-11-13
CIK 1054508

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

                For the quarterly period ended September 30, 1998

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 31, 1998, was 2,148,000.



================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION




                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                     Balance Sheets:

                  September 30, 1998.......................................  3
                  December 31, 1997........................................  3

                     Statements of Income:

                  Three Months Ended September 30, 1998....................  4
                  Three Months Ended September 30, 1997....................  4
                  Nine Months Ended September 30, 1998.....................  5
                  Nine Months Ended September 30, 1997.....................  5

               Statements of Cash Flows:

                  Nine Months Ended September 30, 1998.....................  6
                  Nine Months Ended September 30, 1997.....................  6

               Notes to Financial Statements...............................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 11


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings............................................. 17

     Item 2. Changes in Securities......................................... 17

     Item 3. Defaults Upon Senior Securities............................... 18

     Item 4. Submission of Matters to a Vote of Security Holders........... 18

     Item 5. Other Information............................................. 18

     Item 6. Exhibits and Reports on Form 8-K.............................. 18

     Signatures............................................................ 18

   PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                   September 30,   December 31,
                                                       1998            1997
                                                   -------------   ------------
ASSETS
Cash and due from banks                                $ 11,330       $ 10,928
Interest-bearing balances with banks                      7,670              -
Federal funds sold                                        9,125          7,650
                                                   -------------   ------------
    Cash and Cash Equivalents                            28,125         18,578
Investment securities:
    Available-for-sale, at fair value                    94,138        114,942
    Held-to-maturity (fair value of $ 7,123
      and $10,102, respectively)                          7,244         10,106
                                                   -------------   ------------
    Total Investment Securities                         101,382        125,048
Loans, net of unearned income                           289,955        272,046
    Less: Allowance for loan losses                       2,830          2,600
                                                   -------------   ------------
    Loans, Net                                          287,125        269,446
Bank premises and equipment                              11,891          8,646
Other real estate owned                                     147            339
Accrued interest receivable                               3,586          3,895
Other assets                                              2,118          1,625
                                                   -------------   ------------
    Total Assets                                      $ 434,374      $ 427,577
                                                   =============   ============

LIABILITIES
Deposits:
    Non-interest bearing                               $ 55,446       $ 46,127
    Interest bearing                                    319,003        328,361
                                                   -------------   ------------
    Total Deposits                                      374,449        374,488
Other borrowed funds:
    Repurchase agreements                                11,365          5,922
    Short-term borrowings                                   166            893
Accrued interest payable                                  2,163          2,524
Other liabilities                                           918            826
                                                   -------------   ------------
    Total Liabilities                                   389,061        384,653

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
    authorized, 2,148,000 shares issued and
    outstanding)                                             21             21
Surplus                                                  10,819         10,819
Retained earnings                                        33,784         31,662
Accumulated other comprehensive income                      689            422
                                                   -------------   ------------
    Total Stockholders' Equity                           45,313         42,924
                                                   -------------   ------------
    Total Liabilities and Stockholders' Equity        $ 434,374      $ 427,577
                                                   =============   ============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                           Three Months Ended   Three Months Ended
                                                           September 30, 1998   September 30, 1997
                                                           ------------------   ------------------
INTEREST INCOME

Interest and fees on loans                                       $ 5,757              $ 5,471
Interest and dividends on investments:
    U.S. Treasury securities and U.S. Agency obligations           1,609                1,969
    Other securities                                                   -                    -
Interest on Federal funds sold                                       141                  131
Interest on balances with banks                                       51                    -
                                                               --------------      ---------------
    Total Interest Income                                          7,558                7,571

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                        509                  416
Interest on other deposits                                         2,650                2,719
Interest on other borrowed funds                                     116                   54
                                                               --------------      ---------------
    Total Interest Expense                                         3,275                3,189

    Net Interest Income                                            4,283                4,382
Provision for loan losses                                             75                   63
                                                               --------------      ---------------
    Net Interest Income After Provision for Loan Losses            4,208                4,319

OTHER INCOME

Trust department income                                              264                  244
Service charges on deposit accounts                                  171                  166
Other fee income                                                   1,656                1,527
Other operating income                                                25                   22
Realized gains on securities, net                                      -                    -
                                                               --------------      ---------------
    Total Other Income                                             2,116                1,959

OTHER EXPENSES

Salaries and employee benefits                                     1,829                1,742
Expense of premises and fixed assets                                 558                  546
Other operating expenses                                           2,245                1,990
                                                               --------------      ---------------
    Total Other Expenses                                           4,632                4,278
                                                               --------------      ---------------

Income before income taxes                                         1,692                2,000
Applicable income taxes                                              512                  624
                                                               --------------      ---------------
    Net Income                                                     1,180                1,376

Other comprehensive income, net of taxes:
    Unrealized securities gains (losses)                             362                   86
                                                               --------------      ---------------
    Comprehensive Income                                         $ 1,542              $ 1,462
                                                               ==============      ===============

Earnings per Common Share
    (Based on 2,148,000 shares outstanding)                       $ 0.55               $ 0.64
Cash Dividends Declared Per Common Share                          $ 0.21               $ 0.20


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)
                       Nine Months Ended Nine Months Ended

                                                           Nine Months Ended    Nine Months Ended
                                                           September 30, 1998   September 30, 1997
                                                           ------------------   -----------------------
INTEREST INCOME

Interest and fees on loans                                       $17,106              $15,756
Interest and dividends on investments:
    U.S. Treasury securities and U.S. Agency obligations           5,156                5,792
    Other securities                                                   1                    1
Interest on Federal funds sold                                       441                  227
Interest on balances with banks                                       52                    -
                                                               -----------         ---------------
    Total Interest Income                                         22,756               21,776

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                      1,584                1,101
Interest on other deposits                                         8,116                7,656
Interest on other borrowed funds                                     276                  139
                                                               -----------      ---------------
    Total Interest Expense                                         9,976                8,896

    Net Interest Income                                           12,780               12,880
Provision for loan losses                                            285                  239
                                                               -----------      ---------------
    Net Interest Income After Provision for Loan Losses           12,495               12,641

OTHER INCOME

Trust department income                                              756                  660
Service charges on deposit accounts                                  489                  487
Other fee income                                                   4,028                3,680
Other operating income                                                94                   72
Realized gains on securities, net                                      -                    -
                                                               -----------      ---------------
    Total Other Income                                             5,367                4,899

OTHER EXPENSES

Salaries and employee benefits                                     5,488                5,177
Expense of premises and fixed assets                               1,637                1,666
Other operating expenses                                           5,757                5,498
                                                               -----------      ---------------
    Total Other Expenses                                          12,882               12,341
                                                               -----------      ---------------

Income before income taxes                                         4,980                5,199
Applicable income taxes                                            1,505                1,573
                                                               -----------      ---------------
    Net Income                                                     3,475                3,626

Other comprehensive income, net of taxes:
    Unrealized securities gains (losses)                             267                 (173)
                                                               -----------      ---------------
    Comprehensive Income                                         $ 3,742              $ 3,453
                                                               ===========      ===============

Earnings per Common Share
    (Based on 2,148,000 shares outstanding)                       $ 1.62               $ 1.69
Cash Dividends Declared Per Common Share                          $ 0.63               $ 0.60



                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                     Nine Months Ended       Nine Months Ended
                                                                                     September 30, 1998     September 30, 1997
                                                                                    --------------------   --------------------

OPERATING ACTIVITIES
Net Income                                                                                 $  3,475               $  3,626
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                733                    748
    Provision for loan losses                                                                   285                    239
    Deferred income tax provision                                                              (127)                    80
    Amortization of securities (net of accretion)                                               144                    243
    Net (gains) losses on sale of investment securities                                           -                      -
    Loss (gain) on other real estate                                                             16                    137
    Decrease (increase) in interest receivable                                                  309                   (392)
    (Increase) decrease in other assets                                                        (493)                  (421)
    Increase (decrease) in income taxes payable                                                  89                     86
    (Decrease) increase in interest payable                                                    (361)                   229
    (Decrease) increase in other liabilities                                                     (8)                   153
                                                                                         -----------            -----------
              Net cash provided by operating activities                                       4,062                  4,728
                                                                                         -----------            -----------

INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale                                    (24,905)               (38,297)
    Proceeds from sales and maturities of investment securities available-for-sale           46,000                 30,000
    Proceeds from repayments of investment securities to be held-to-maturity                  2,832                  1,521
    Net loans (originated) repaid                                                           (18,006)               (30,514)
    Proceeds from other real estate                                                             218                    415
    Investment in premises and equipment                                                     (3,978)                (2,563)
                                                                                         -----------            -----------
              Net cash provided (used) by investment activities                               2,161                (39,438)
                                                                                         -----------            -----------

FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits                                    4,592                 21,356
    Net (payments) proceeds on time deposits                                                 (4,631)                31,627
    Increase (decrease) in federal funds purchased                                                -                      -
    Increase (decrease) in repurchase agreements                                              5,443                  3,241
    Net (decrease) increase in short-term borrowings                                           (727)                   232
    Cash dividends paid                                                                      (1,353)                (1,289)
                                                                                         -----------            -----------
              Net cash provided (used) by financing activities                                3,324                 55,167
                                                                                         -----------            -----------
              Net increase (decrease)  in cash and cash equivalents                           9,547                 20,457
                                                                                         -----------            -----------
Cash and cash equivalents at January 1                                                       18,578                 22,827
                                                                                         -----------            -----------
Cash and cash equivalents at September 30                                                  $ 28,125               $ 43,284
                                                                                         ===========            ===========

The Company paid interest and income taxes of $ 10,337 and $ 1,453 and $ 8,667 and $ 1,361, for the nine month periods ended September 30, 1998 and 1997, respectively. September 30, 1998 September 30, 1997


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1998
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the nine month period ended September 30, 1998. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 1998 and for the nine months ended September 30, 1998, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of the expected results for the entire year.


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

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are reported as a separate component of other income in the Statements of Income. Unrealized gains and losses are included as a separate item in computing comprehensive income.

The Company has no derivative financial instruments required to be disclosed under SFAS No. 119.

The amortized cost and fair value of investment securities at September 30, 1998 and December 31, 1997 are as follows:


                               Available-for-Sale

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
September 30, 1998               Cost       Gains        Losses       Value
------------------------------------------------------------------------------
U.S. Treasury securities      $  91,284   $    1,044   $        -   $  92,328
Equity securities                 1,810            -            -       1,810
------------------------------------------------------------------------------
Total Available-for-Sale      $  93,094   $    1,044   $        -   $  94,138
------------------------------------------------------------------------------


                               Available-for-Sale

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
December 31, 1997                Cost       Gains        Losses       Value
------------------------------------------------------------------------------
U.S. Treasury securities      $ 114,283   $      639   $        -   $ 114,922
Equity securities                    20            -            -          20
------------------------------------------------------------------------------
Total Available-for-Sale      $ 114,303   $      639   $        -   $ 114,942
------------------------------------------------------------------------------



                                Held-to-Maturity

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
September 30, 1998               Cost       Gains        Losses       Value
------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities    $   7,244   $        -   $      121   $   7,123
------------------------------------------------------------------------------
Total Held-to-Maturity        $   7,244   $        -   $      121   $   7,123
------------------------------------------------------------------------------


                                Held-to-Maturity

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
December 31, 1997                Cost       Gains        Losses       Value
------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities    $  10,106   $        3   $        7   $  10,102
------------------------------------------------------------------------------
Total Held-to-Maturity        $  10,106   $        3   $        7   $  10,102
------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



September 30, 1998                   Available-for-Sale      Held-to-Maturity
--------------------------------------------------------------------------------
                                    Amortized     Fair      Amortized    Fair
                                      Cost        Value       Cost       Value
--------------------------------------------------------------------------------
Due in one year or less:
     U.S. Treasury securities       $ 56,059    $ 56,442    $      -    $     -
After one year through five years:
     U.S. Treasury securities         35,225      35,886           -          -
--------------------------------------------------------------------------------
     Subtotal                         91,284      92,328           -          -
Mortgage-backed securities                 -           -       7,244      7,123
--------------------------------------------------------------------------------
     Total Debt Securities          $ 91,284    $ 92,328     $ 7,244    $ 7,123
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 1998, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                    Actual                          Regulatory Requirements
-----------------------------------------  -------------------------------------

                                             For Capital            To Be
                                           Adequacy Purposes  "Well Capitalized"
As of September 30, 1998   Amount  Ratio    Amount    Ratio    Amount   Ratio
--------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets) $47,382  18.33%  >$20,677   >8.0%   >$25,846  >10.0%
                                           -          -       -         -

Tier 1 Capital
(to Risk Weighted Assets) $44,552  17.24%  >$10,338   >4.0%   >$15,507  > 6.0%
                                           -          -       -         -

Tier 1 Capital
(to Average Assets)       $44,552  10.34%  >$     *   >   *   >$21,553  > 5.0%
                                           -          -       -         -

*3.0% ($  12,932),  4.0% ($ 17,243) or 5.0% ($ 21,553)  depending  on the bank's
CAMEL Rating and other regulatory risk factors.







                    Actual                          Regulatory Requirements
-----------------------------------------  -------------------------------------

                                               For Capital            To Be
                                           Adequacy Purposes  "Well Capitalized"
As of December 31, 1997   Amount   Ratio    Amount   Ratio    Amount    Ratio
--------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets) $45,102  19.22%  >$18,776   >8.0%   >$23,470  >10.0%
                                           -          -       -         -

Tier 1 Capital
(to Risk Weighted Assets) $42,502  18.11%  >$ 9,388   >4.0%   >$14,082  >6.0%
                                           -          -       -         -

Tier 1 Capital
(to Average Assets)       $42,502  10.25%  >$     *   >  *    >$20,727  >5.0%
                                           -          -       -         -

*3.0% ($  12,436),  4.0% ($ 16,581) or 5.0% ($ 20,727)  depending  on the bank's
CAMEL Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended September 30, 1998 and September 30, 1997 and for the nine months ended September 30, 1998 and September 30, 1997. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as "the Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $1,180 for the three months ending September 30, 1998, a decrease of $196 or 14.2% from the $1,376 reported for the same three month period of 1997. Net income of $3,475 was reported for the nine months ending September 30, 1998, a decrease of $151 or 4.2% from the $3,626 reported for the first nine months of 1997. Both declines in earnings are attributable to a narrowing of the interest spread.

Loans increased $18.0 million, or 6.6%, while investments decreased $23.6 million, or 18.9% since December 31, 1997. This change was due to strong loan demand. Funded by maturities of investment securities.

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

Net interest income, declined $99 to $4,283 for the three months ending September 30, 1998 from $4,382 in 1997. Similarly, for the first nine months of 1998, net interest income declined $100 to $12,780 from $12,880 in 1997. Both of these declines are largely due to maturities of the investment portfolio repricing at lower rates, along with loans refinancing at lower rates, combined with an increase in funding costs, all due to local competitive conditions.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1998, the net interest margin was 4.20%, falling 16 basis points from 4.36% in the same period of 1997, the result of a slight increase in the yield on earning assets offset by a higher increase in funding costs.

Changes in the volume and rate of interest bearing liabilities were key determinants of the decrease in net interest income for both the three months and nine months ending September 30, 1998 and 1997. Both total average earning assets and total average interest bearing funds rose in the first nine months of 1998 as compared to 1997. Average earning assets rose $12.0 million, or 3.0%, from $394.2 million in 1997 to $406.2 million in 1998 and average interest bearing funds increased $6.6 million, or 2.0%, from $325.2 million to $331.8 million for the same periods. As a percentage of average assets, earning assets increased from 93.7% in the first nine months of 1997 to 94.2% in 1998. Average interest bearing funding sources decreased from 77.4% of total funding sources in the first nine months of 1997 to 77.0% in the same period in 1998.

Changes in the mix of earning assets and funding sources also impacted net interest income for both the three months and nine months ending September 30, 1998 and 1997; however, the changes in the mix of earning assets were less significant than the change in composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 67.0% in 1997 to 70.9% in 1998; average investments fell from 31.6% to 26.0%. Short-term investments, federal funds sold, and interest on balances with banks, rose from 1.4% of earning assets to 3.1%. Changes in the mix of interest-bearing funds produced higher interest costs as funds shifted from lower cost deposits into higher cost funding sources, mainly time deposit accounts. Time deposits increased $8.5 million, from 47.9% of funding sources to 49.5% in 1998. This change in deposit composition resulted in an increase in the cost of funds, which was partially offset by a decrease in the cost of transaction and savings accounts.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Average loan yields fell 3 basis points, from 7.95% for the first nine months of 1997 to 7.92% in

1998. Investments and federal funds yields remained fairly stable as the market rates were approximately the same on average in both 1997 and 1998. Competition for funds, principally from the equity markets via mutual funds, increased in late 1997 and early 1998. Therefore, to compete for customers seeking alternative repositories for their funds, the average time deposit cost of funds increased from 5.10% in 1997 to 5.65% in 1998. This is the primary cause of the increase in the total cost of funds from 3.65% in 1997 to 4.00% in 1998.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for September 30, 1998 and September 30, 1997.

---------------------------------------------------------------------------------------------------
                                          September 30, 1998               September 30, 1997
ASSETS                                Average     Revenue/  Yield/     Average    Revenue/  Yield/
                                      Balance     Expense    Rate      Balance    Expense    Rate
---------------------------------------------------------------------------------------------------
Investment Securities
    U.S. Treasury securities         $  97,307    $ 4,754    6.51     $ 113,387   $ 5,243    6.17%
    U.S. Agency obligations              7,738        402    6.93%       11,160       549    6.56%
    Other                                  709          1    0.14%           20         1    5.00%
Loans, net of unearned income:
    Real estate mortgages              224,417     13,349    7.93%      206,946    12,232    7.88%
    Commercial                          19,417      1,194    8.20%       14,115       890    8.41%
    Consumer and other                  44,003      2,563    7.77%       43,114     2,634    8.15%
Federal funds sold                      11,330        441    5.19%        5,500       227    5.50%
Interest on balances with banks          1,261         52    5.50%            -
---------------------------------------------------------------------------------------------------
Total Earning Assets/
    Total Interest Income              406,182    $22,756    7.47%      394,242   $21,776    7.36%
---------------------------------------------------------------------------------------------------
Cash and due from banks                 10,407                            9,897
Bank premises and equipment             10,955                            8,131
Accrued interest receivable              3,454                            3,680
Other assets                             2,851                            6,830
Less:  Allowance for loan losses         2,784                            2,495
---------------------------------------------------------------------------------------------------
Total Assets                         $ 431,065                        $ 420,285
---------------------------------------------------------------------------------------------------

LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits:
    Demand-Interest bearing          $  23,687    $   259    1.46%    $  23,261   $   261    1.50%
    Savings                             70,678      1,052    1.98%       72,538     1,087    2.00%
    Money markets                       63,166      1,425    3.00%       68,340     1,457    2.84%
    Time - Over $100                    38,393      1,584    5.50%       31,705     1,101    4.63%
    Time - Other                       125,777      5,380    5.70%      124,014     4,850    5.21%
Federal funds purchased                     24          1    4.17%          370        14    5.04%
Repurchase agreements                    9,204        251    3.64%        4,433       104    3.12%
Short-term borrowings                      851         24    3.76%          542        22    5.41%
---------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
    Total Interest Expense             331,780    $ 9,976    4.00%      325,203   $ 8,896    3.65%
---------------------------------------------------------------------------------------------------
Demand - Non-interest bearing           52,022                           49,608
All other liabilities                    2,177                            2,619
Stockholders' equity                    45,086                           42,855
---------------------------------------------------------------------------------------------------
Total Liabilities and
    Stockholders' Equity             $ 431,065                        $ 420,285
---------------------------------------------------------------------------------------------------
Interest Spread                                              3.47%                           3.71%
---------------------------------------------------------------------------------------------------
Net Interest Income                               $12,780             $ 12,880
---------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
    Net interest margin                                      4.20%                           4.36%
    Return on average assets                                 1.07%                           1.15%
    Return on average equity                                10.28%                          11.28%
    Average equity to average assets                        10.46%                          10.20%
    Dividend payout ratio                                   38.89%                          35.56%
---------------------------------------------------------------------------------------------------


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

In the first nine months of 1998, the provision for loan losses was $285 an increase from $239 in the first nine months of 1997. Loans charged-off totaled $71 and recoveries were $16. In the same period of 1997, recoveries of $104 offset loans charged off of $93.


Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 1998 and September 30, 1997, respectively:

                                           September 30,  September 30,
Three Months Ended :                            1998            1997
-----------------------------------------------------------------------
Trust department income                    $     264      $      244
Service charges on deposit accounts              171             166
Other fee income                               1,656           1,527
Other operating income                            25              22
Realized gains on securities, net                  -               -
-----------------------------------------------------------------------
     Total Other Income                    $   2,116      $    1,959
-----------------------------------------------------------------------



Other income increased $157 or 8.0% for the three month period ending September 30, 1998 to $2,116, from $1,959 for the three months ended September 30, 1997. Largely this increase was due to a $129 or 8.4% improvement in other fee income. This increased due to improved growth in merchant discounts, by expanding our customer base, as well as, increases with our existing customers.


The following table sets forth information by category of other income for the Company for the nine months ended September 30, 1998 and September 30, 1997, respectively:

                                           September 30,  September 30,
Nine Months Ended :                             1998           1997
-----------------------------------------------------------------------
Trust department income                    $     756      $     660
Service charges on deposit accounts              489            487
Other fee income                               4,028          3,680
Other operating income                            94             72
Realized gains on securities, net                  -              -
-----------------------------------------------------------------------
     Total Other Income                    $   5,367      $   4,899
-----------------------------------------------------------------------

Other income increased $468 or 9.6% for the first nine months of 1998 to $5,367 from $4,899 for the same period of 1997. Contributing increases came from the trust department of $96 and $301 from merchant discounts.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 1998 and September 30, 1997, respectively:

                                           September 30,  September 30,
Three Months Ended :                            1998           1997
-----------------------------------------------------------------------
Salaries and employee benefits             $   1,829      $   1,742
Expense of premises and fixed assets             558            532
Other operating expenses                       2,245          2,004
-----------------------------------------------------------------------
     Total Other Expenses                  $   4,632      $   4,278
-----------------------------------------------------------------------



Other expenses increased $354 for the three month period ending September 30, 1998 to $4,632 from $4,278 for the three month period ending September 30, 1997. The increase in salary and employee benefits, was largely due to increased costs of healthcare coverage. Other operating expenses increased $241 or 12.0%, due to improved growth in merchant discounts and costs associated in opening our new branch office in the Green Ridge section of Scranton, for the three month period ending September 30, 1998.

The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 1998 and September 30, 1997, respectively:

                                           September 30,  September 30,
Nine Months Ended :                             1998           1997
-----------------------------------------------------------------------
Salaries and employee benefits             $   5,488      $   5,177
Expense of premises and fixed assets           1,637          1,623
Other operating expenses                       5,757          5,541
-----------------------------------------------------------------------
     Total Other Expenses                  $  12,882      $  12,341
-----------------------------------------------------------------------


Other expenses increased $541 or 4.4% for the nine months ended September 30, 1998 to $12,882 from $12,341 for the nine months ended September 30, 1997. Salaries and benefits increased over the first nine months of 1997 due to significantly higher health care coverage provided by the company to its employees, merit increases, and staff additions, along with costs associated with our new branch office in the Green Ridge section of Scranton. Other operating expenses increased $216 or 3.9% due to improved growth in merchant discounts for the nine month period ending September 30, 1998. This increase was offset by a reduction in other real estate owned expense from the first nine months of 1997.


Loan Portfolio

                                           September 30,     December 31,
As Of:                                          1998             1997
--------------------------------------------------------------------------
Real estate - construction
     and land development                  $     3,107       $   3,731
Real estate mortgages                          223,301         213,128
Commercial                                      19,067          17,177
Credit card and related plans                    2,154           2,293
Installment                                     28,303          26,807
Obligations of states
     and political subdivisions                 14,023           8,910
--------------------------------------------------------------------------
Loans, net of unearned income                  289,955         272,046
Less:  Allowance for loan losses                 2,830           2,600
--------------------------------------------------------------------------
Loans, net                                 $   287,125       $ 269,446
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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                             September 30,     September 30,
Nine Months Ended:                                1998              1997
-----------------------------------------------------------------------------
Non-accrual loans                            $   1,111         $   1,210
Loans past due 90 days or more and accruing:
     Guaranteed student loans                      282               401
     Credit card and home equity loans              26                10
-----------------------------------------------------------------------------
Total non-performing loans                       1,419             1,621
Other real estate owned                            147               390
-----------------------------------------------------------------------------
Total non-performing assets                  $   1,566         $   2,011
-----------------------------------------------------------------------------



Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected interest is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,111 and $1,210 at September 30, 1998 and September 30, 1997, respectively. If interest on those loans had been accrued, such income would have been $122 and $87 for the nine months ended September 30, 1998 and September 30, 1997, respectively. Interest income on those loans, which is recorded only when received, amounted to $27 and $33 for September 30, 1998 and September 30, 1997, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 1998 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At September 30, 1998 and December 31, 1997, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience


The following tables present the Company's loan loss experience during the periods indicated:

                                                 September 30,   September 30,
Nine Months Ended :                                   1998            1997
-------------------------------------------------------------------------------
Balance at beginning  of year                    $      2,600    $      2,300
Charge-offs:
     Real estate mortgages                                 31              38
     Commercial (time and demand) and all others            6               -
     Credit card and related plans                         21              37
     Installment loans                                     13              18
-------------------------------------------------------------------------------
Total charge-offs                                          71              93
-------------------------------------------------------------------------------
Recoveries:
     Real estate mortgages                                  1              79
     Commercial (time and demand) and all others            -               1
     Credit card and related plans                          9              16
     Installment loans                                      6               8
-------------------------------------------------------------------------------
Total recoveries                                           16             104
-------------------------------------------------------------------------------
Net charge-offs                                            55             (11)
-------------------------------------------------------------------------------
Provision charged to operations                           285             239
-------------------------------------------------------------------------------
Balance at End of Period                         $      2,830    $      2,550
-------------------------------------------------------------------------------
Ratio of net charge-offs
to average loans outstanding                           0.019%         -0.004%
-------------------------------------------------------------------------------




The allowance for loan losses is allocated as follows:

Nine Months Ended:                 September 30, 1998        September 30, 1997
--------------------------------------------------------------------------------

                                  Amount          % *      Amount          % *

Real estate mortgages            $  1,450       78%       $  1,300       77%
Commercial (time and demand)
     and all others                   930       11%            850       12%
Credit card and related plans         150        1%            150        1%
Personal installment loans            300       10%            250       10%
--------------------------------------------------------------------------------
Total                            $  2,830      100%       $  2,550      100%
--------------------------------------------------------------------------------



* Percent of loans in each category to total loans

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

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and Federal Home Loan Bank. The designation of securities as "Held-To-Maturity" lessens the ability of banks to sell securities so classified, except in regard to certain changes in circumstances or other events that are isolated, non-recurring and unusual.


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

The Company's total risk-based capital ratio was 18.33% at September 30, 1998. The Company's risk based capital ratio is almost double the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

The Company is constructing a branch office in the East Stroudsburg area, at an approximate remaining cost to completion of $600,000 as of September 30, 1998. In August of 1998, the Company also opened a replacement branch facility for the Green Ridge section of Scranton.


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

Internally developed software is undergoing modifications and many systems have already been modified. Testing procedures have been formulated for comprehensive testing of this software which began in July, 1998, with completion of testing expected by the end of 1998. Additionally, the Company is continuing the process of contacting its borrowers and suppliers to determine the level of progress they have made in addressing the impact that the Year 2000 issue will have on their respective businesses. The Company also has begun testing with counterparties such as the MAC ATM network.

The Company does not anticipate any significant additional costs, over and above normal operating costs, as the work will be largely accomplished by the Company's computer systems and programming staff. Y2K upgrades to software by vendors is largely covered by ordinary annual software maintenance costs.




PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.

Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


      a.  Exhibits
         27.0                 Financial Data Schedule

      b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended September 30, 1998.


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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    November 13, 1998



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    November 13, 1998