Form 10-K
period 1998-12-31
PENSECO FINANCIAL SERVICES CORP
filed 1999-03-26
CIK 1054508

The cover for our 1998 Annual Report depicts the ribbon cutting ceremonies and portrays indoor and outdoor views of the new banking offices at Green Ridge in Scranton, and at East Stroudsburg.


                                   COVER PAGE

                               CUSTOMER SERVICES

A detailed listing of the services offered by the Company is as follows:

DEPOSIT ACCOUNTS

All Purpose Clubs
Certificates of Deposit
Christmas Clubs
Demand Accounts
Individual Retirement Accounts
Money Market Accounts
NOW Accounts
Savings Accounts
Time Open Accounts
Vacation Clubs

LENDING

Appliance Loans
Automobile Loans
Business Loans
Collateral Loans
Construction Loans
Credit Lines
Educational Loans
Home Equity Loans
Home Repair and Remodeling Loans
Installment Loans
MasterCard and VISA (Cosmic Card)
Mortgage Loans (Residential and Commercial)
Personal Loans

OTHER SERVICES

ATM Services
Bank Money Orders
Cashier's Checks
College Campus Card Interface
Credit Card Merchant Draft Capture
Data Processing Services
Direct Deposit of Recurring Payments
EDI-ACH Service
Foreign Remittance
Home Banking and Videotex Services
Lockbox Services
Night Depository
Repurchase Agreements
Safe Deposit Boxes
Travelers Checks
Trust Department Services
  (a) Executor
  (b) Administrator
  (c) Trustee
  (d) Guardian
  (e) Agent
  (f) Custodian and Trustee for
        Pension Plans
  (g) Trustee for Public Bond Issues
  (h) Securities Depository Service
U.S. Savings Bonds


BRANCH LOCATIONS (with ATMs)

ABINGTON                                     CENTRAL CITY
1100 Northern Boulevard                      150 North Washington Avenue
Clarks Summit, PA                            Scranton, PA
(570) 587-4898                               (570) 346-7741

EAST SCRANTON                                MOUNT POCONO
Prescott Ave. & Ash Street                   Route 611 & Route 940
Scranton, PA                                 Mount Pocono, PA
(570) 342-9101                               (570) 839-8732

EAST STROUDSBURG                             NORTH POCONO
Route 209 & Route 247                        Main & Academy Streets
East Stroudsburg, PA                         Moscow, PA
(570) 420-0432                               (570) 842-7626

GOULDSBORO                                   SOUTH SCRANTON
Main & Second Streets                        526 Cedar Avenue
Gouldsboro, PA                               Scranton, PA
(570) 842-6473                               (570) 343-1151

GREEN RIDGE
1901 Sanderson Ave.
Scranton, PA
(570) 346-4695


OTHER ATM LOCATIONS

Acorn Market
Route 209
Marshall's Creek, PA

Acorn Market
Route 611
Swiftwater, PA

Convenient Food Mart
Wyoming & Mulberry Streets
Scranton, PA

Kutztown University
Student Center and
South Dining Hall
Kutztown, PA

Meadow Ave & Hemlock St.
Scranton, PA

Metropolitan Life Insurance Company
Morgan Highway
Clarks Summit, PA

Red Barn Village
Newton Ransom Blvd
Newton, PA


ON THE COVER

The cover for our 1998 Annual Report depicts the ribbon cutting ceremonies and portrays indoor and outdoor views of the new banking offices at Green Ridge in Scranton, and at East Stroudsburg.

To the left of this description is a picture of the cover.



                               INSIDE FRONT COVER

                              FINANCIAL HIGHLIGHTS
-----------------------------------------------------------------
In thousands, except
per share data               1998            1997            1996
-----------------------------------------------------------------
Earnings per share      $    1.99       $    2.20       $    2.14
Dividends per share     $    1.05       $    1.05       $    1.00
Total Capital           $  44,961       $  42,924       $  40,585
Total Deposits          $ 377,526       $ 374,488       $ 352,026
Total Assets            $ 436,099       $ 427,577       $ 398,035
-----------------------------------------------------------------


                                    CONTENTS

Customer Services                                             Inside Front Cover
President's Letter                                                             2
Board of Directors / New Advisory Board Members                                4
Promotions and Appointments                                                    6
Events of 1998                                                                 8
Form 10-K
  Part 1, Item 1  Business                                                    13
    Item 2  Properties                                                        14
    Item 3  Legal Proceedings                                                 14
    Item 4  Submission of Matters to a Vote of Security Holders               14
  Part 2, Item 5  Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       15
    Item 6  Selected Financial Data                                           16
    Item 7  Management Discussion and Analysis of Financial Condition
              and Results of Operations                                       17
    Item 7A Quantitative and Qualitative Disclosures About Market Risk        26
    Item 8  Financial Statements and Supplementary Data                       28
            Consolidated Balance Sheets                                       28
            Consolidated Statements of Income                                 29
            Consolidated Statements of Changes in Stockholders' Equity        30
            Consolidated Statements of Cash Flows                             31
            General Notes to Financial Statements                             32
            Independent Auditor's Report                                      42
    Item 9  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        43
  Part 3, Item 10 Directors and Executive Officers of the Registrant          43
    Item 11 Executive Compensation                                            43
    Item 12 Security Ownership of Certain Beneficial Owners and Management    43
    Item 13 Certain Relationships and Related Transactions                    43
  Part 4, Item 14 Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                  44
  Signatures                                                                  45
  Index to Exhibits                                                           46
Company Officers                                                              47

                               PRESIDENT'S LETTER

Dear Shareholder

     Despite a reduction in earnings from $2.20 per share in 1997 to $1.99 per share in 1998, Penseco Financial Services Corporation had another good year. Total assets increased from $428 million at the end of 1997 to $436 million at the end of 1998. Total deposits increased from $374 million at the end of 1997 to $378 million at the end of 1998 and total capital increased from $42.9 million at the end of 1997 to $44.9 million at the end of 1998.
     As, no doubt, you have already noticed from our front cover, we completed and put into operation two new offices. Our new modern office in Green Ridge contains adjacent customer parking, three drive-up teller lanes and a drive-up ATM and has been made larger than an ordinary branch office to provide for sales of non-banking products including trust, investments and insurance services. Inside are five private offices, a board room, tellers stations, vault, new accounts/safe deposit area, coupon booths, etc. A large storage area exists in the basement. We took great pains architecturally so the new office would "fit" into the existing neighborhood. As we were finishing the construction, we were fortunate to be able to acquire the adjacent property for additional parking, bringing the total parking spaces to fifty-three. This office replaces the existing branch in Green Ridge which was constructed in 1914 as the Green Ridge Bank and which lacked adjacent customer parking, drive-up tellers and an efficient floor plan.
     Our new branch office in East Stroudsburg Borough is located at the intersection of business Route 209 and Route 447. This intersection has one of the highest traffic counts in Monroe County. This office contains three drive-up teller lanes, two drive-up ATMs and parking for twenty-eight automobiles. Inside, the branch contains four private offices, a board room, an operations area, an employee lounge, a vault with safe deposit boxes, and teller stations. Again, the "sales" area of the branch includes room for non-deposit type services such as trust, investment and insurance services.
     At year end, we had completed the replacement of all of our existing IBM ATMs with state of the art NCR ATMs. These new machines provide us with the ability to implement new automated services for our customers. Going forward, we are interested in providing, through these ATMs, the same services we have available through home/office banking. Among these are interbank funds transfers, certificate of deposit purchases and redemptions, and instant statements. During the year we also installed new ATMs at several convenience store locations as a test of this market. It is too early to tell whether this endeavor will be a profitable one.
     By the time you are reading this letter, we will have finished the installation of on-line teller terminals at all of our branches. This new system prints deposit receipts and has the capability to display signatures, images of checks and, ultimately, images of our customers. The installation has progressed smoothly and our tellers have told us that the system is great.
     This year we installed two new ATMs on the campus at Kutztown University for use in conjunction with their new campus ID card. Their card provides access to bank accounts held at Penn Security and we created a number of unique services for them. It will be several years before we will be able to fully evaluate the profitability of this new service but the systems developed for this interface seem to be functioning well. Several other colleges are also interested in developing similar campus card systems.
     Our Y2K effort remains on schedule and we expect to meet all regulatory preparedness deadlines without difficulty.
     Our new check processing machine and image capture system had been placed on hold pending completion of our Y2K effort. We now expect to install this new system in the second quarter of this year.
     We now also expect our home/office banking system to be accessible through the Internet in the third quarter of this year.
     We have targeted a number of areas where cost savings can be realized through computer related systems. At the top of our priority list, after Y2K is behind us, is form production and postal bar code savings, utilizing our new continuous form laser printer. As one can see, we have been very busy at Penseco Financial Services Corporation. The costs associated with these projects negatively impacted our earnings on a short term basis, however, over the longer term, we believe them to be beneficial to future earnings. In addition to these costs, the net interest margin has been shrinking, due largely to the securitization of loans. Net interest margin was impacted further by the flat slope of the yield curve which, ordinarily, slopes positively.


There are two graph's depicted here:

     (1)  Positive sloping yield curve
     (2)  Flay yield curve


  a = Spread between deposit rate and loan rate b = Spread between shorter and longer term obligations

                               PRESIDENT'S LETTER

Graph at the top of the page plots the following numbers:

                      1978    1979    1980    1981    1982    1983    1984    1985    1986    1987    1988
                      ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
ROE                 11.94%  11.56%  12.80%  13.32%  11.63%  11.60%  11.95%  11.99%   9.81%  11.49%  11.88%
Inflation Adj. ROE   2.92%  -1.74%   0.28%   4.39%   7.80%   7.81%   8.00%   8.19%   8.71%   7.06%   7.46%
Inflation Rate       9.02%  13.29%  12.52%   8.92%   3.83%   3.79%   3.95%   3.80%   1.10%   4.43%   4.42%


                      1989    1990    1991    1992    1993    1994    1995    1996    1997    1998
                      ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
ROE                 12.49%  11.73%  11.12%  12.38%  11.92%  11.05%  11.36%  11.34%  11.01%   9.52%
Inflation Adj. ROE   7.84%   5.62%   8.06%   9.48%   9.17%   8.37%   8.82%   8.02%   9.31%   7.91%
Inflation Rate       4.65%   6.11%   3.06%   2.90%   2.75%   2.67%   2.54%   3.32%   1.70%   1.61%


     Although the flat yield curve may be considered transient, over the longer term the distance between the loan and deposit curve will narrow thus giving rise to the need over the longer term to obtain additional revenue sources. We believe that an attempt to increase the interest margin through higher risk sub-prime loans or highly leveraging the balance sheet or substituting higher risk securities for virtually all of our substantial treasury bond portfolio may increase the risk to the Bank to unacceptable levels. Our long term solution is through additional fee income from trust and asset management services, credit and debit card merchant services, electronic transaction services, insurance, stock brokerage and estate planning and tax services to name a few. While we get these new services up and running we may experience lower returns than historically recorded as the pump is primed for future revenues.
     On the other hand, as the graph above indicates, since 1992 our inflation adjusted return on equity has been averaging 9%, the highest return over the past 20 years. It is not unusual to expect a lower absolute return on equity as the inflation rate declines.
     At year end, our Senior Vice-President, D. William Hume retired. Mr. Hume's vast experience over a life of banking greatly benefitted our institution since he joined us nineteen years ago. We are indeed fortunate that his counsel will continue to be available to us since he continues in his role as a director and serves on many of the Bank's committees.
     Also at year end, a number of appointments were made. Peter F. Moylan was named Executive Vice-President, Non-Deposit Services and Trust Officer. Mr. Moylan comes to us after a long and successful career in Trust Services at a local, then by merger regional, bank where he managed their Private Bank in the Northeastern Pennsylvania area. In addition to the Trust Department, he will be responsible for integrating insurance sales and securities activities into the already existing non-deposit services.
     Andrew A. Kettel, Jr. was named Senior Vice-President. Mr. Kettel, in addition to managing our Central City office, is in charge of our retail branch operations. John R. Anderson III was named Financial Reporting Officer, Lisa A. Kearney, Loan Officer, Jeffrey Solimine, Assistant Vice-President, Aleta Sebastianelli, Assistant Vice-President and Assistant Secretary, Anne M. Cottone, Vice-President and Compliance Officer, Deborah A. Wright, Assistant Vice-President and North Pocono Office Branch Manager, Paula A. Ralston Nenish, Assistant Director of Internal Audit, and Beth S. Wolff, Assistant Vice-President and East Scranton Office Branch Manager. In addition, Carl M. Baruffaldi was appointed as Branch Manager of our new Green Ridge Office, and, in our new East Stroudsburg Office, Denise M. Cebular was appointed as Branch Manager and Nereida Santiago as Assistant Branch Manager and Assistant Cashier.
     In our Advisory Boards, Anthony J. Descipio and James A. Forti were added to our North Pocono Office Advisory Board, Everett Jones and George Noone to our Green Ridge Advisory Board, and Attorney Brian Golden and David Lansdowne to our Mount Pocono Advisory Board. We named a new Advisory Board for our East Stroudsburg Office consisting of Mary Citro, Robert J. Dillman, Ph.D., Jere Dunkelberger, Attorney Kirby Upright and Jeffrey Weichel. We are indeed fortunate to have such outstanding people to assist us in running our Bank in their respective communities.
     In the economy, the year saw the economic expansion in the United States continue. It is now the longest period of economic expansion ever. This performance of the economy is truly extraordinary in light of the financial turmoil in other parts of the world. But now the Federal Reserve is ruminating about whether their rate reductions last year were prudent, focusing on the very rapid economic growth and indications of renewed inflation and increases in the producer price index. It would not be surprising to see the Federal Reserve increase rates this year to keep inflation under control even though it would most likely trigger the end of the current expansion, pop the bubble in the equity markets and begin a recessionary period.
     In looking to the future, we see our Company's strong capital position, good earnings, technological resources, our positioning in the marketplace with regard to niche national markets, as well as our traditional geographic market, all providing an excellent foundation for continued success. In this endeavor, you can help us by recommending us to your family, friends and business acquaintances. This is your institution - let it serve you.

Sincerely yours,


/s/ Otto P. Robinson Jr.


Otto P. Robinson, Jr.
President

                               BOARD OF DIRECTORS


The top portion of this page of the 1998 Annual Report to Shareholders contains one picture. A description of the picture follows:

Seated left to right:
Russell C. Hazelton,
P. Frank Kozik, Secretary;
Attorney Otto P. Robinson, Jr., President;
Richard E. Grimm, Executive Vice-President and Treasurer;
and Edwin J. Butler

Standing left to right:
Sandra C. Phillips,
James G. Keisling,
Robert W. Naismith, Ph.D.,
James B. Nicholas,
D. William Hume, Senior Vice-President;
and Emily S. Perry


                           NEW ADVISORY BOARD MEMBERS


The remainder of this page of the 1998 Annual Report to Shareholders contains three pictures. A description of each picture follows, starting from left to right:


Mary Citro
East Stroudsburg Branch


Anthony J. Descipio
North Pocono Branch


Robert J. Dillman, Ph.D.
East Stroudsburg Branch

                           NEW ADVISORY BOARD MEMBERS


This page of the 1998 Annual Report to Shareholders contains eight pictures. A description of each picture follows, starting at the top, from left to right:


Jere Dunkelberger
East Stroudsburg Branch


James A. Forti
North Pocono Branch


Atty. Brian Golden
Mount Pocono Branch


Everett Jones
Green Ridge Branch


David Lansdowne
Mount Pocono Branch


George Noone
Green Ridge Branch


Atty. Kirby Upright
East Stroudsburg Branch


Jeffrey Weichel
East Stroudsburg Branch

                           PROMOTIONS & APPOINTMENTS


This page of the 1998 Annual Report to Shareholders contains seven pictures. A description of each picture follows, starting at the top, from left to right:


Peter F. Moylan
Executive Vice-President, Non-Deposit Services and Trust Officer


Andrew A. Kettel, Jr.
Senior Vice-President


Anne M. Cottone
Vice-President and Compliance Officer


Carl M. Baruffaldi
Assistant Vice-President


Denise M. Cebular
Assistant Vice-President


Beth S. Wolff
Assistant Vice-President


Deborah A. Wright
Assistant Vice-President

                           PROMOTIONS & APPOINTMENTS


This page of the 1998 Annual Report to Shareholders contains six pictures. A description of each picture follows, starting at the top, from left to right:


Aleta Sebastianelli
Assistant Vice-President and Assistant Secretary


Jeffrey Solimine
Assistant Vice-President


Paula A. Ralston Nenish
Assistant Director
of Internal Audit


Nereida Santiago
Assistant Cashier


John R. Anderson III
Financial Reporting Officer


Lisa A. Kearney
Loan Officer

                                 EVENTS OF 1998


This page of the 1998 Annual Report to Shareholders contains two pictures. A description of each picture follows:


     (1) Bank officials and other dignitaries look on as Attorney Otto P. Robinson, Jr., President of Penn Security Bank and Trust Company, commences the ribbon cutting for the opening of the new drive-up facility at our Central City Office in Scranton.


     (2) Part of the crowd that helped us celebrate the grand opening of our new Green Ridge Office this past summer at an old-fashioned block party, which was held on the Bank's property.

                                 EVENTS OF 1998


This page of the 1998 Annual Report to Shareholders contains four pictures. A description of each picture follows. left to right, starting at the top:


     (1&2)The photos (above and right) are of the newly-remodeled teller and lobby areas in our Central City Office.


     (3) During the year, the Bank replaced its existing automated teller machines with new, state-of-the-art, multi-function ATMs like the one above.


     (4) During the year, Penn Security purchased sophisticated teller machines which are being installed in all of our banking offices to make our teller operations more efficient.

                                 EVENTS OF 1998


This page of the 1998 Annual Report to Shareholders contains four pictures. A description of each picture follows, left to right, starting at the top:


          (1) In the photo at left, Shikha Vyas, Manager of Administrative Services at Kutztown University, (left) and Douglas R. Duguay, Director of Campus Banking at Penn Security, (right) look over the newly installed Automated Teller Machine in the South Dining Hall at Kutztown University.


          (2) In the photo at right, Arianne Naismith (left) and Robert Robinson (right), part of the Penn Security team that worked during freshman orientation this past summer at Kutztown University, explain the benefits of the "KU Card" to a group of new Kutztown students.


          (3&4)This is a sample  picture  of the new "KU  Card,"  with a student picture and name, that is being used by students, faculty and staff at Kutztown University. The "KU Card" at the University serves as a campus card for dining privileges, door access and library access as well as a banking card for ATM and point-of-sale access through Penn Security Bank.

                                 EVENTS OF 1998


This page of the 1998 Annual Report to Shareholders contains three pictures. A description of each picture follows, starting at the top:


          (1) During the year, Penn Security purchased new, state-of-the-art, item processing equipment that makes use of both MICR (magnetic ink character recognition) and OCR (optical character recognition) technologies to process transactions. Documents can be retrieved and viewed on the screen, and customers will be able to retrieve copies of pertinent documents through the Internet when Penn Security has its web site established.


          (2) Dr. Virginia Hughson-Otte, President of the American Association of Women Dentists, visited Penn Security last summer. She is pictured here with Otto P. Trostel, Vice-President, Marketing.


          (3) Attorney Otto P. Robinson, Jr. welcomes a young visitor to our new East Stroudsburg Office which opened in late November.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 1998

                        Commission File Number 000-23777


                     PENSECO FINANCIAL SERVICES CORPORATION


                             Scranton, Pennsylvania
                          Commonwealth of Pennsylvania
                I.R.S. Employer Identification Number 23-2939222
                          150 North Washington Avenue
                       Scranton, Pennsylvania 18503-1848
                         Telephone number 570-346-7741

                          Securities Registered Under
                            Section 12(G) of the Act

                    Common Stock, Par Value $ .01 per share



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on March 1, 1999, based on the average of the closing bid and asked prices of such stock on that date equals Approximately $90,216,000. The number of shares of common stock outstanding as of March 1, 1999 equals 2,148,000


Documents Incorporated by Reference

Portions of the Corporations 1998 Annual Report to Stockholders are incorporated by reference in Parts I and II.

Portions of the Corporation's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                     PENSECO FINANCIAL SERVICES CORPORATION

                                     PART I
                                     ------

ITEM 1    BUSINESS


GENERAL

PENSECO FINANCIAL SERVICES CORPORATION, (the "Company" or "PFNS"), which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the State of Pennsylvania in 1997 and is registered as a bank holding company. The Company became a bank holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (the "Bank"), a state chartered bank, on December 31, 1997. The Company is subject to supervision by the Federal Reserve Board. The Bank, as a state chartered financial institution, is subject to supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.
     The Company's principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, marketing, audit, credit card, human resources, executive, data processing and central bookkeeping offices. There are eight additional offices.
     Through its banking subsidiary, the Company generates interest income from its outstanding loans receivable and its investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and general operating expenses. The Bank provides a variety of general commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate, commercial and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit.
     The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

COMPETITION

The Bank operates in a competitive environment in which it must share its market with many local independent banks as well as several banks which are affiliates or branches of very large regional holding companies. The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the nationwide banks operating in this region, and include commercial banks, savings and loan associations, credit unions and other lending institutions.
     The principal competitive factors among the Company's competitors can be grouped into two categories: pricing and services. In the Bank's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, the Bank competes in other areas such as convenience of location, types of services, service costs and banking hours.

EMPLOYEES

As of March 1, 1999, the Company  employed 206 full-time  equivalent  employees.
The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

BANK HOLDING COMPANY REGULATIONS

As a bank holding company, the Company is permitted to engage in banking-related activities as authorized by the Federal Reserve Board, directly or through newly-formed subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities.

FORWARD LOOKING INFORMATION

This Form 10-K contains forward-looking informational statements, in addition to the historical financial information required by the Securities and Exchange Commission. There are certain risks and uncertainties associated with these forward-looking statements which could cause actual results to differ materially from those stated herein. Such differences are discussed in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements reflect management's analysis as of this point in time. Readers should review the other documents the Company periodically files with the Securities and Exchange Commission in order to keep apprised of any material changes.


ITEM 2    PROPERTIES


     Thereare nine offices positioned throughout the greater Northeastern Pennsylvania Region. They are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono and the Borough of East Stroudsburg at Eagle Valley Corners. Through these offices, the Company provides a full range of banking and trust services to the Lackawanna, Wayne, Monroe, Pike and Wyoming County areas. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office which is owned by the Bank but is located on land occupied under a long-term lease.
     The principal office, located at the corner of North Washington Avenue and Spruce Street in the "Central City" of Scranton's business district, houses the operations, trust, marketing, credit card and audit departments as well as the Company's executive offices. Several remote ATM locations are leased by the Bank, which are located throughout Northeastern Pennsylvania. All branches have ATMs, mostly drive-ups. Also, all branches and remote ATM locations are equipped with closed circuit television monitoring.
     Additional Bank assets held for sale consist of residential properties in Scranton, Pennsylvania and Buck Hill Falls, Pennsylvania and the Bank's former Green Ridge office located at the corner of East Market Street and Boulevard Avenue, Scranton, Pennsylvania.


ITEM 3    LEGAL PROCEEDINGS


There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company as to which the Company or subsidiary is a party or of which any of their property is subject.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This Annual Report is the Company's annual disclosure statement as required under Section 13 or 15(d) of the Securities Exchange Act of 1934. Questions may be directed to any branch location of the Company or by contacting the Controller's office at:

 Patrick Scanlon, Controller
        Penseco Financial Services Corporation
        150 North Washington Avenue
        Scranton, Pennsylvania 18503-1848
        1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

      Baird, Patrick & Company, Inc.             Legg Mason Wood Walker, Inc.
      Ferris, Baker, Watts, Inc.                 Monroe Securities, Inc.
      F.J. Morrissey & Company, Inc.             Ryan, Beck & Company, Inc.
      Hopper Soliday & Company, Inc.             Sandler, O'Neill & Partners, LP
      Janney Montgomery Scott, Inc.

The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                                    Dividends
                                    Paid
1998                High     Low    Per Share
---------------------------------------------
First Quarter       $ 35    $ 28    $   .21
Second Quarter        41      35        .21
Third Quarter         43      39        .21
Fourth Quarter        44      40        .42
                                    -------
                                    $  1.05
                                    =======


                                    Dividends
                                    Paid
1997                High     Low    Per Share
---------------------------------------------
First Quarter       $ 23    $ 22    $   .20
Second Quarter        23      23        .20
Third Quarter         25      23        .20
Fourth Quarter        29      25        .45
                                    -------
                                    $  1.05
                                    =======


DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,255                     1998
             2,256                     1997
             2,148                     1996
             2,014                     1995
             1,745                     1994


As of March 1 , 1999 there were approximately 1,014 stockholders of the Company based on the number of recordholders. Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 24 and 39.

TRANSFER AGENT
Penseco Financial Services Corporation, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Company's corporate headquarters at 570-346-7741.


                      QUARTERLY FINANCIAL DATA (unaudited)
                    (in thousands, except per share amounts)


                           First      Second     Third      Fourth
        1998              Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------
Net Interest Income       $ 4,356    $ 4,141    $ 4,283    $ 4,016
Provision for Loan Losses     106        104         75        310
Other Income                1,911      1,340      2,116      1,471
Other Expenses              4,374      3,876      4,632      4,104
Net Income                  1,248      1,047      1,180        806
Earnings Per Share        $   .58    $   .49    $   .55    $   .37



                           First      Second     Third      Fourth
        1997              Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------
Net Interest Income       $ 4,235    $ 4,263    $ 4,382    $ 4,834
Provision for Loan Losses     130         46         63         77
Other Income                1,745      1,196      1,959      1,385
Other Expenses              4,171      3,892      4,278      4,543
Net Income                  1,172      1,079      1,376      1,098
Earnings Per Share        $   .55    $   .50    $   .64    $   .51

ITEM 6    SELECTED FINANCIAL DATA


(in thousands, except per share data)
RESULTS OF OPERATIONS:

                                1998       1997       1996       1995       1994
--------------------------------------------------------------------------------
Interest Income            $  29,975  $  30,099  $  27,893  $  27,474  $  23,907
Interest Expense              13,179     12,385     11,201     11,218      8,832
--------------------------------------------------------------------------------
Net Interest Income           16,796     17,714     16,692     16,256     15,075
Provision for Loan Losses        595        316        334        321        337
--------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                 16,201     17,398     16,358     15,935     14,738
Other Income                   6,838      6,285      5,952      6,202      6,249
Other Expenses                16,986     16,884     15,733     15,672     15,935
Income Tax                     1,772      2,074      1,975      2,009      1,414
--------------------------------------------------------------------------------
Net Income                 $   4,281  $   4,725  $   4,602  $   4,456  $   3,638
--------------------------------------------------------------------------------

BALANCE SHEET DATA:

Assets                     $ 436,099  $ 427,577  $ 398,035  $ 378,968  $ 363,317
Investment Securities      $ 118,762  $ 125,048  $ 125,263  $ 146,246  $ 160,585
Net Loans                  $ 280,389  $ 269,446  $ 237,915  $ 207,708  $ 178,605
Deposits                   $ 377,526  $ 374,488  $ 352,026  $ 336,386  $ 326,482
Stockholders' Equity       $  44,961  $  42,924  $  40,585  $  39,239  $  32,927

PER SHARE DATA: (1)

Earnings per Share         $    1.99  $    2.20  $    2.14  $    2.07  $    1.69
Dividends per Share        $    1.05  $    1.05  $    1.00  $    .937  $    .812
Book Value per Share       $   20.93  $   19.98  $   18.89  $   18.27  $   15.33
Common Shares Outstanding  2,148,000  2,148,000  2,148,000  2,148,000  2,148,000

FINANCIAL RATIOS:

Net Interest Margin            4.12%      4.51%      4.51%      4.57%      4.51%
Return on Average Assets        .99%      1.14%      1.17%      1.19%      1.02%
Return on Average Equity       9.54%     11.22%     11.54%     11.86%     10.76%
Average Equity to Average
   Assets                     10.38%     10.16%     10.14%     10.01%      9.47%
Dividend Payout Ratio         52.76%     47.73%     46.67%     45.18%     48.01%


(1) Per share data is based on 2,148,000 shares outstanding, giving effect to the common stock reorganization on December 31, 1997.

ITEM 7    MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS


The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. All information is presented in thousands of dollars, except as indicated.

SUMMARY

Net earnings for 1998 totalled $4.3 million, a decrease of 8.5% from the $4.7 million earned in 1997, which in turn was an increase of 2.7% from the $4.6 million earned in 1996. Net earnings per share were $1.99 in 1998, compared with $2.20 in 1997 and $2.14 in 1996. Net earnings for 1998 decreased from 1997 results primarily due to a narrowing of the net interest margin based on lower yields on earning assets and increases in funding costs, together with a higher provision for loan losses. Net earnings for 1997 were improved over 1996 results primarily due to an increase in net interest income from better yields on earning assets and higher levels of average earning assets.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  4,281                     1998
             4.725                     1997
             4.602                     1996
             4.456                     1995
             3.638                     1994


The Company's return on average assets was .99% in 1998 compared to 1.14% in 1997 and 1.17% in 1996. Return on average equity was 9.54%, 11.22% and 11.54% in 1998, 1997 and 1996, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
              .99%                     1998
             1.14%                     1997
             1.17%                     1996
             1.19%                     1995
             1.02%                     1994


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
             9.54%                     1998
            11.22%                     1997
            11.54%                     1996
            11.86%                     1995
            10.76%                     1994

                             RESULTS OF OPERATIONS

Net Interest Income

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.
     Net interest income was $16.8 million in 1998, compared with $17.7 million in 1997, a decrease of 5.1%. The decrease in net interest income in 1998 resulted from the Federal Reserve lowering rates throughout the year and local competitive pricing, forcing banks to live with smaller margins.
        Net interest income was $17.7 million in 1997, compared with $16.7 million in 1996, an increase of 6.0%. The improvement in net interest income in 1997 resulted from an increase in the loan portfolio of the Company.
     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 1998 was 4.12% compared with 4.51% for the year ended December 31, 1997, and 4.51% for the year ended December 31, 1996.


NET INTEREST INCOME (in millions)        YEAR
---------------------------------------------
       $ 16,796                          1998
         17,714                          1997
         16,692                          1996
         16,256                          1995
         15,075                          1994


Interest income in 1998 totalled $30.0 million, compared to $30.1 million in 1997, remaining essentially unchanged from the prior year. The yield on average interest-earning assets was 7.35% in 1998, compared to 7.66% in 1997. Average interest-earning assets increased in 1998 to $407.8 million from $392.8 million in 1997. Average loans, which are the Company's highest yielding earning assets, increased $23.7 million in 1998, while investment securities and other earning assets decreased on average by $8.7 million. Average loans represented 69.7% of 1998 average interest-earning assets, compared to 66.3% in 1997.
     Interest expense also increased in 1998 to $13.2 million from $12.4 million in 1997, an increase of $.8 million or 6.5%. This increase resulted from higher time deposit volume and rate increases. The average rate paid on interest-bearing liabilities during 1998 was 3.95%, compared to 3.86% in 1997.
     Interest income in 1997 totalled $30.1 million, compared to $27.9 million in 1996 an increase of $2.2 million or 7.9%. This increase resulted primarily from increased loan volume. The yield on average interest-earning assets was 7.66% in 1997, compared to 7.54% in 1996. Average interest-earning assets increased in 1997 to $392.8 million from $370.0 million in 1996. Average loans increased $29.1 million in 1997, while investment securities and other earning assets decreased on average by $6.3 million. Average loans represented 66.3% of 1997 average interest-earning assets, compared to 62.5% in 1996.
     Interest expense increased in 1997 to $12.4 million from $11.2 million in 1996, an increase of $1.2 million or 10.7%. This increase resulted from higher time deposit volume and rate increases. The average rate paid on interest-bearing liabilities during 1997 was 3.86%, compared to 3.72% in 1996.
     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 1998, 1997 and 1996.


----------------------------------------------------------------------------------------------------------------------------
                                                1997                           1996                           1995
ASSETS                              Average   Revenue/  Yield/     Average   Revenue/  Yield/     Average   Revenue/  Yield/
                                    Balance   Expense    Rate      Balance   Expense    Rate      Balance   Expense   Rate
----------------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities       $  99,405  $  6,024   6.06%    $ 113,559  $  7,092   6.25%    $ 125,114  $  7,880   6.30%
    U.S. Agency obligations            1,250        71   5.68             -         -       -            -         -      -
    States & political
      subdivisions                     2,683        89   5.03             -         -       -            -         -      -
    Federal Home Loan Bank
      stock                              619        43   6.95             -         -       -            -         -      -
    Other                                 20         1   5.00            20         1   5.00            20         1    5.00
  Held-to-maturity:
    U.S. Agency obligations            8,228       505   6.14        11,342       712   6.28         8,401       548    6.52
Loans, net of unearned income:
  Real estate mortgages              221,601    17,642   7.96       204,705    16,734   8.17       179,315    14,190   7.91
  Commercial                          18,508     1,562   8.44        13,465     1,207   8.96         9,876       884   8.95
  Consumer and other                  43,931     3,405   7.75        42,205     3,943   9.34        42,080     4,086   9.71
Federal funds sold                     9,994       521   5.21         7,535       410   5.44         5,191       304   5.86
Interest on balances with banks        1,565       112   7.16             -         -      -             -         -      -
----------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income              407,804  $ 29,975   7.35%      392,831  $ 30,099   7.66%      369,997  $ 27,893   7.54%
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks               10,642                          9,629                          7,985
Bank premises and equipment           10,532                          7,950                          6,275
Accrued interest receivable            3,544                          3,573                          3,603
Other assets                           2,398                          2,988                          7,728
Less: Allowance for loan losses        2,711                          2,439                          2,230
----------------------------------------------------------------------------------------------------------------------------
Total Assets                       $ 432,209                      $ 414,532                      $ 393,358
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing          $  23,371  $    347   1.48%    $  23,057  $    349   1.51%    $  22,312  $    366   1.64%
  Savings                             71,001     1,409   1.98        72,815     1,447   1.99        76,898     1,724   2.24
  Money markets                       63,489     1,818   2.86        68,437     2,039   2.98        73,626     2,347   3.19
  Time - Over $100                    39,769     2,165   5.44        30,697     1,616   5.26        19,695       975   4.95
  Time - Other                       126,737     7,035   5.55       121,201     6,729   5.55       107,019     5,736   5.36
Federal funds purchased                  265        11   4.15           278        14   5.04           559        23   4.11
Repurchase agreements                  8,051       364   4.52         3,971       161   4.05           100         4   4.00
Short-term borrowings                    638        30   4.70           558        30   5.38           497        26   5.23
----------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense             333,321  $ 13,179   3.95%      321,014  $ 12,385   3.86%      300,706  $ 11,201   3.72%
----------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing         51,159                         48,241                         46,885
All other liabilities                  2,868                          3,154                          5,882
Stockholders' equity                  44,861                         42,123                         39,885
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity             $ 432,209                      $ 414,532                      $ 393,358
----------------------------------------------------------------------------------------------------------------------------
Interest Spread                                          3.40%                          3.80%                         3.82%
Net Interest Income                $  16,796                      $  17,714                      $ 16,692

Financial Ratios
  Net interest margin                  4.12%                          4.51%                                   4.51%
  Return on average assets              .99%                          1.14%                                   1.17%
  Return on average equity             9.54%                         11.22%                                  11.54%
  Average equity to average assets    10.38%                         10.16%                                  10.14%
  Dividend payout ratio               52.76%                         47.73%                                  46.67%



DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                                   Dollar                              Change
                                                   Amount     Change in   Change in   in Rate-
             1998 compared to 1997                of Change    Volume        Rate      Volume
             ----------------------------------------------------------------------------------

EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities         $ (1,068)   $   (883)   $   (204)   $     19
                 U.S. Agency obligations                71           -           -          71
                 States & political subdivisions        89           -           -          89
                 Federal Home Loan Bank stock           43           -           -          43
                 Other                                   -           -           -           -
               Held-to-maturity:
                 U.S. Agency obligations              (207)       (196)         11         (22)
             Loans, net of  unearned income:
               Real estate mortgages                   908       1,380        (430)        (42)
               Commercial                              355         452         (70)        (27)
               Consumer and other                     (538)        161        (671)        (28)
             Federal funds sold                        111         134         (17)         (6)
             Interest bearing balances with banks      112           -           -         112
             ----------------------------------------------------------------------------------
               Total Interest Income                  (124)      1,048      (1,381)        209
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                (2)          5          (7)          -
LIABILITIES    Savings                                 (38)        (36)         (2)          -
               Money markets                          (221)       (149)        (82)         10
               Time - Over $100                        549         478          52          19
               Time - Other                            306         306           -           -
             Federal funds purchased                    (3)         (1)         (2)          -
             Repurchase agreements                     203         166          18          19
             Short-term borrowings                       -           -           -           -
             ----------------------------------------------------------------------------------
               Total Interest Expense                  794         769         (23)         48
             ----------------------------------------------------------------------------------
               Net Interest Income                $   (918)   $    279    $ (1,358)   $    161
             ==================================================================================

-----------------------------------------------------------------------------------------------

                                                   Dollar                              Change
                                                   Amount     Change in   Change in   in Rate-
             1997 compared to 1996                of Change    Volume        Rate      Volume
             ----------------------------------------------------------------------------------

EARNING      Investment securities:
ASSETS         U.S. Treasury securities           $   (788)   $   (728)   $    (75)   $     15
               U.S. Agency obligations                 164         192         (20)         (8)
               Other                                     -           -           -           -
             Loans, net of  unearned income:
               Real estate mortgages                 2,544       2,008         532           4
               Commercial                              323         321           2           -
               Consumer and other                     (143)         12        (156)          1
             Federal funds sold                        106         137         (22)         (9)
             ----------------------------------------------------------------------------------
               Total Interest Income                 2,206       1,942         261           3
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing               (17)         12         (29)          -
LIABILITIES    Savings                                (277)        (91)       (192)          6
               Money markets                          (308)       (166)       (155)         13
               Time - Over $100                        641         545          63          33
               Time - Other                            993         760         203          30
             Federal funds purchased                    (9)        (12)          5          (2)
             Repurchase agreements                     157         160           -          (3)
             Short-term borrowings                       4           4           -           -
             ----------------------------------------------------------------------------------
               Total Interest Expense                1,184       1,212        (105)         77
             ----------------------------------------------------------------------------------
               Net Interest Income                $   1,022   $    730    $    366    $    (74)
             ==================================================================================


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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,         1998       1997       1996
-----------------------------------------------------------
Trust department income       $ 1,001    $   858    $   730
Service charges on
  deposit accounts                657        648        664
Merchant transaction
  income                        4,500      4,083      4,043
Other fee income                  539        602        438
Other operating income            141         94         77
Realized gains on
  securities, net                   -          -          -
-----------------------------------------------------------
  Total Other Income          $ 6,838    $ 6,285    $ 5,952
===========================================================


     Total other income increased $553 during 1998. Most of the increase came from new trust business which was up $143 from 1997, a 16.7% increase. Also, there was a strong improvement in our merchant transaction income of $417 or 10.2% due to an increase in our customer base and increased business with our existing customers. Total other income increased $333 during 1997. Most of the increase came from new trust business which was up $128 from 1996, a 17.5% increase. Also, there was a slight improvement in our merchant transaction income of $40 due to an increase in our customer base and increased business with our existing customers.
     Total other income increased $333 during 1997. Most of the increase came from new trust business which was up $128 from 1996, a 17.5% increase. Also, there was a slight improvement in our merchant transaction income of $40 due to an increase in our customer base and increased business with our existing customers.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,         1998        1997        1996
-------------------------------------------------------------
Salaries and employee
  benefits                   $  7,331    $  7,578    $  6,860
Occupancy expenses, net         1,274       1,278       1,221
Furniture and equipment
  expenses                        908         850         806
FDIC assessments                   45          44           2
Merchant transaction
  expenses                      3,764       3,365       3,412
Other operating expenses        3,664       3,769       3,432
-------------------------------------------------------------
  Total Other Expenses       $ 16,986    $ 16,884    $ 15,733
=============================================================


     Salaries and employee benefits decreased by $247 or 3.3% in 1998 from 1997 and increased by $718 or 10.4% in 1997 from 1996. The Company employed 209 people on a full-time equivalent basis at December 31, 1998, compared with 202 at December 31, 1997 and 197 at December 31, 1996. The salary and benefits expense in 1998 reflects cost of living increases granted to employees, offset by a lower cost of employee benefits. The salary and benefits expense increase in 1997 was due to significantly higher health care coverage provided by the Company to its employees, merit increases, and staff additions.
     Occupancy expenses, furniture and equipment, and FDIC assessment expenses were not significantly different during the years 1998, 1997 and 1996. However, the Company did incur additional expense in its merchant transaction business in 1998 due to additional growth. Other operating expenses increased in 1997 primarily due to costs associated with foreclosed properties.

INCOME TAXES

Federal income tax expense amounted to $1,772 in 1998 compared to $2,074 recorded in 1997. The $302 decrease in the Company's tax provision was due to lower taxable income. The Company's effective income tax rate for 1998 was 29.3% compared to 30.5% for 1997. In 1997, income tax expense increased $99 from $1,975 in 1996 due to an increase in pre-tax income. The effective income tax rate for 1997 was 30.5% compared to 30.0% for 1996.
     For further discussion pertaining to Federal income taxes, see Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $8.5 million or 2.0% during 1998 and amounted to $436.1 million at December 31, 1998 compared to $427.6 million at December 31, 1997. Also, for the year ended December 31, 1997 total assets increased $29.6 million to $427.6 million or a 7.4% increase over $398.0 million at December 31, 1996.


ASSETS (in millions)             YEAR
---------------------------------------
       $ 436,099                 1998
         427,577                 1997
         398,035                 1996
         378,968                 1995
         363,317                 1994


INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.
     The following table presents the carrying value by security type for the Company's investment portfolio.


December 31,                         1998         1997         1996
-------------------------------------------------------------------
U.S.Treasury securities         $  81,916    $ 114,922    $ 112,904
U.S. Agency obligations            11,402       10,106       12,339
State & political subdivisions     23,634            -            -
Other securities                    1,810           20           20
-------------------------------------------------------------------
  Total Investment Securities   $ 118,762    $ 125,048    $ 125,263
===================================================================

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:

December 31,                         1998       1997       1996       1995       1994
-------------------------------------------------------------------------------------
Real estate - construction
  and land development          $   4,152  $   3,731  $   3,770  $   4,042  $   4,174
Real estate mortgages             221,879    213,128    184,577    161,217    137,947
Commercial                         18,169     17,173     13,476     11,770     10,136
Credit card and related plans       2,286      2,293      2,298      2,404      2,520
Installment                        28,538     26,811     26,667     20,663     17,796
Obligations of states &
  political subdivisions            8,195      8,910      9,427      9,712      8,132
-------------------------------------------------------------------------------------
  Loans, net of unearned income   283,219    272,046    240,215    209,808    180,705
Less: Allowance for loan losses     2,830      2,600      2,300      2,100      2,100
-------------------------------------------------------------------------------------
  Loans, net                    $ 280,389  $ 269,446  $ 237,915  $ 207,708  $ 178,605
=====================================================================================


LOANS

Total net loans increased $11.0 million to $280.4 million at December 31, 1998 from $269.4 million at December 31, 1997, an increase of 4.1%. Total net loans increased $31.5 million to $269.4 million at December 31, 1997 from $237.9 million at December 31, 1996, an increase of 13.2%. The increase in both years is due to continued growth in the Company's real estate, commercial and installment loan portfolios.


NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 280,389
         269,446                       1997
         237,915                       1996
         207,708                       1995
         178,605                       1994


Loan  Quality

The lending activities of the Company are guided by the basic lending policy established by the Board of Directors. Loans must meet criteria which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions.
     Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower's ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.
     The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

December 31,                                       1998     1997     1996     1995     1994
-------------------------------------------------------------------------------------------
Non-accrual loans                               $   929  $ 1,031  $   866  $   940  $ 1,435
  Loans past due 90 days or more and accruing:
    Guaranteed student loans                        348      343      342      166      187
    Credit card and home equity loans                27       98       93      133      101
-------------------------------------------------------------------------------------------
  Total non-performing loans                      1,304    1,472    1,301    1,239    1,723
Other real estate owned                             111      339      610      306      496
-------------------------------------------------------------------------------------------
  Total non-performing assets                   $ 1,415  $ 1,811  $ 1,911  $ 1,545  $ 2,219
===========================================================================================

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.
     Loans on which the accrual of interest has been discontinued or reduced amounted to $929, $1,031 and $866 at December 31, 1998, 1997 and 1996,
respectively. If interest on those loans had been accrued, such income would have been $108, $89 and $66 for 1998, 1997 and 1996, respectively. Interest income on those loans, which is recorded only when received, amounted to $30, $35 and $45 for 1998, 1997 and 1996, respectively. There are no commitments to lend additional funds to individuals whose loans are on non-accrual status.
     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.
     As of December 31, 1998, there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms. At December 31, 1998, 1997 and 1996, the Company did not have any loans specifically classified as impaired.
     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

The following tables present the Company's loan loss experience during the periods indicated:

Years Ended December 31,            1998     1997     1996     1995     1994
----------------------------------------------------------------------------

Balance at beginning of year     $ 2,600  $ 2,300  $ 2,100  $ 2,100  $ 2,100
Charge-offs:
  Real estate mortgages               69       38       87      300      341
  Commercial (time and demand)
    and all others                   252        -        -       11        -
  Credit card and related plans       37       52       64       67       55
  Installment loans                   25       32       32        3       12
----------------------------------------------------------------------------
Total charge-offs                    383      122      183      381      408
----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                1       79       22        2        3
  Commercial (time and demand)
               and all others          -        1        2        1       25
  Credit card and related plans        9       17       16       11       18
  Installment loans                    8        9        9       46       25
----------------------------------------------------------------------------
Total recoveries                      18      106       49       60       71
----------------------------------------------------------------------------
Net charge-offs                      365       16      134      321      337
----------------------------------------------------------------------------
Provision charged to operations      595      316      334      321      337
----------------------------------------------------------------------------
  Balance at End of Year         $ 2,830  $ 2,600  $ 2,300  $ 2,100  $ 2,100
============================================================================
Ratio of net charge-offs
to average loans outstanding       0.13%    0.01%    0.06%    0.17%    0.19%
============================================================================

The allowance for loan losses is allocated as follows:

December 31,                   1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------------
                             Amount   %1    Amount   %1    Amount   %1    Amount   %1    Amount   %1
----------------------------------------------------------------------------------------------------
Real estate
  mortgages                 $ 1,550  80%   $ 1,350  71%   $ 1,125  71%   $ 1,100  72%   $ 1,100  74%
Commercial
  (time and demand)
   and all others               830   9        850  19        875  22        750  23        700  22
Credit card and
  related plans                 150   1        150   1        150   1        150   1        200   2
Personal installment loans      300  10        250   9        150   6        100   4        100   2
----------------------------------------------------------------------------------------------------
  Total                     $ 2,830 100%   $ 2,600 100%   $ 2,300 100%   $ 2,100 100%   $ 2,100 100%
====================================================================================================

Note: 1 - Percent of loans in each category to total loans


DEPOSITS

The primary source of funds to support the Company's growth is its deposit base. Company deposits increased $3.0 million to $377.5 million at December 31, 1998 from $374.5 million at December 31, 1997, an increase of .8%. Company deposits increased $22.5 million to $374.5 million at December 31, 1997 from $352.0 million at December 31, 1996, an increase of 6.4%. This growth occurred despite the trend of customers finding alternate repositories for their funds, principally the equity market via mutual funds. Management is responding to the competition for these funds by offering competitively priced or alternative banking products.

The maturities of time deposits of $100,000 or more are as follows:

Three months or less                    $ 12,427
Over three months through six months      23,308
Over six months through twelve months      6,512
Over twelve months                         3,944
                                        --------
Total                                   $ 46,191
                                        ========


DEPOSITS (in millions)            YEAR
--------------------------------------
$ 377,526                         1998
  374,488                         1997
  352,026                         1996
  336,386                         1995
  326,482                         1994


ASSET/LIABILITY  MANAGEMENT

The Company's policy is to match its level of rate-sensitive assets and rate-sensitive liabilities within a limited range, thereby reducing its exposure to interest rate fluctuations. While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate-sensitivity is to measure, over a variety of time periods, the differences in the amounts of the Company's rate-sensitive assets and rate-sensitive liabilities. These differences, or "gaps", provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A positive gap exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment and may inhibit earnings when interest rates decline. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a negative gap, it indicates that a greater volume of liabilities than assets may reprice during the period. In this case, a rising interest rate environment may inhibit earnings and declining interest rates may enhance earnings. However, because interest rates for different asset and liability products offered by financial institutions respond differently, the gap is only a general indicator of interest rate sensitivity.

LIQUIDITY

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources.
     The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank. The designation of securities as "Held-To-Maturity" lessens the ability of banks to sell securities so classified, except in regard to certain changes in circumstances or other events that are isolated, nonrecurring and unusual.

CAPITAL RESOURCES

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.
     Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional common stock. Management has no plans to offer additional common stock at this time.
     The Company's total risk-based capital ratio was 18.36% at December 31, 1998. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

DIVIDEND POLICY

Payment of future dividends will be subject to the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition, its capital requirements, its need for funds and other matters as the Board deems appropriate.
     Dividends on the Company common stock, if approved by the Board of Directors, are customarily paid on or about March 15, June 15, September 15 and December 15.


STOCKHOLDERS' EQUITY (in millions)            YEAR
--------------------------------------------------
         $ 44,961                             1998
           42,924                             1997
           40,585                             1996
           39,239                             1995
           32,927                             1994


YEAR 2000 COMPLIANCE (Y2K)

The "Year 2000" (Y2K) issue is the result of computer programs and files being written using a two digit as opposed to a four digit year field. Programs which use two digit year fields in comparing dates, sorting dates or using dates in calculations can result in system failures or significant miscalculations if not corrected.
     The Company's formal written Y2K Readiness Plan was developed in early 1998, although much systems and programming work on existing and new systems had been accomplished long before that date. The plan has awareness, assessment, renovation, validation and implementation phases. The Company has completed the awareness and assessment phases of the plan and has nearly completed the renovation, validation and implementation phases.
     Most of the Company's software used in conducting its business has been internally developed, although the Company does license a minor portion from third party software vendors. The Company has developed a comprehensive list of all software and hardware in use within the organization, as well as all systems that may be affected by computer chip failures such as heating and lighting systems, elevators, etc.
     All mission critical internally developed software has been modified, tested and is in production. As of the end of 1998, our only mission critical vendor supplied system is under modification. It is presently being tested and is expected to be in production by March 31, 1999. Modification, testing and placing in production of all non-mission critical software is expected to be finished by June 30, 1999.
     The Company is closely tracking the progress each vendor is making in resolving the problems associated with Y2K. Testing has commenced with third parties such as MasterCard and Visa, MAC ATM Network and Federal Reserve FedLine.
     Additionally, the Company has contacted its major borrowers to determine the level of progress each has made in addressing the Y2K problem.
     The Company has developed and is continually updating a Y2K Contingency Plan. This Plan is separate and distinct from, but takes into account, the Company's Disaster Recovery Plan. The Y2K Contingency Plan covers two situations. First, it provides for the contingency that despite the conclusion that a system has been remediated, validated and implemented and is Y2K ready, that nevertheless, the system fails (Business Resumption Contingency Plan). Second, it provides for the contingency that the remediation, validation and implementation of any system fails to be accomplished within the time frame specified in our overall schedule for remediation, validation and implementation (Remediation Contingency Plan). To date no remediation, validation or implementation has failed to be accomplished within our overall schedule or within guidelines issued by the Federal regulators which regulate this Company or any of its subsidiaries. Therefore, no Remediation Contingency Plan exists, although, the framework is there to produce such a Plan if it were to become necessary. Extensive Business Resumption Contingency Plans have been generated.
     The overall Contingency Plan identifies the Company's core business processes and analyzes the effect of failures of systems on the ability to perform the various business processes. It further identifies those systems which are mission critical - those which the Company cannot do without for more than a day or two, and those that the Company can alternately process on a manual basis or not process at all for a week or two - non-mission critical. For all systems, the Plan identifies how the Company's other systems can be processed without the failing systems and what must be done to bring the failed system up to date when it is repaired.
     The Contingency Plan also covers what the Company will do if electricity and/or communications fail. It also provides for coverage of additional funding and cash needs which may arise before and after the century date change and provides for the possible temporary closing of offices due to loss of security systems, electricity, etc.
     The responsibility of validating the Contingency Plan lies with the Company's Director of Internal Audit. The scheduled completion date for the Contingency Plan is June 30, 1999, although, it is a document that will be continually updated as systems change in the future.
     The estimated cost for resolving the Y2K issues is $120,000, and $80,000 has been spent so far. These costs are, to a large degree, absorbed as ordinary operating expenses as most of the work is being performed by regular Company staff. This concentrated effort has forced the postponement of a number of projects, including, but not limited to, fully implementing the new continuous form laser printer, image processing and Internet access.

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk


The Company currently does not enter into derivative financial instruments, which include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.
     Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.
     The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a recently instituted interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company's market risk is reasonable at this time.
     The following table provides information about the Company's market rate sensitive instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. For core deposits (e.g., DDA, interest checking, savings and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Company's historical experience, management's judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 1998

                                                                                                      Non-Rate              Fair
                                           1999       2000      2001      2002      2003  Thereafter Sensitive    Total    Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Investment securities:
  Fixed interest rate securities:
    U.S. Treasury securities          $  62,557  $  19,359  $      -  $      -  $      -  $       -  $       -  $  81,916  $  81,916
       Yield                              6.40%      6.33%         -         -         -          -          -      6.38%
    U.S. Agency obligations                   -          -         -         -     4,986          -          -      4,986      4,986
       Yield                                  -          -         -         -     5.71%          -          -      5.71%
    States & political subdivisions           -      1,102     3,465     5,639     4,211      9,217          -     23,634     23,634
       Yield                                  -      5.45%     6.08%     5.82%     5.27%      5.26%          -      5.62%
  Variable interest rate securities:
    U.S. Agency obligations               3,000      3,000       416         -         -          -          -      6,416      6,266
       Yield                              6.14%      6.14%     6.14%         -         -          -          -      6.14%
    Federal Home Loan Bank stock              -          -         -         -         -      1,790          -      1,790      1,790
       Yield                                  -          -         -         -         -      6.50%          -       6.50%
    Other                                     -          -         -         -         -         20          -         20         20
       Yield                                  -          -         -         -         -      5.00%          -      5.00%
Loans, net of unearned income:
  Fixed interest rate loans:
    Real estate mortgages                20,556     14,494    13,545    12,473    11,757     96,556          -    169,381    169,955
       Yield                              7.88%      7.63%     7.61%     7.57%     7.56%      7.51%          -      7.58%
    Consumer and other                    1,734      1,612     1,121       704       597      3,594          -      9,362      9,169
       Yield                              7.87%      7.64%     7.67%     7.88%     7.62%      7.52%          -      7.66%
  Variable interest rate loans:
    Real estate mortgages                 4,934      6,561     6,476     5,671     5,624     27,384          -     56,650     56,650
       Yield                              8.18%      8.12%     8.09%     8.21%     8.23%      8.15%          -      8.16%
    Commercial                           18,169          -         -         -         -          -          -      18,169    18,169
       Yield                              8.44%          -         -         -         -          -          -      8.44%
    Consumer and other                   11,103      3,236     3,255     3,164     3,372      5,527          -     29,657     29,657
       Yield                              7.89%      8.25%     8.28%     8.33%     8.35%      8.19%          -      8.13%
Less: Allowance for loan losses             564        259       244       220       213      1,330          -      2,830
Federal funds sold                        6,650          -         -         -         -          -          -      6,650      6,650
       Yield                              5.21%          -         -         -         -          -          -      5.21%
Cash and due from banks                       -          -         -         -         -          -     12,076     12,076     12,076
Other assets                                  -          -         -         -         -          -     18,222     18,222
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                          $ 128,139  $  49,105  $ 28,034  $ 27,431  $ 30,334  $ 142,758  $  30,298  $ 436,099  $ 420,938
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Variable interest rate deposits:
    Demand - Interest bearing         $       -  $  25,438  $      -  $      -  $      -  $       -  $       -  $  25,438  $  25,438
       Yield                                  -      1.48%         -         -         -          -          -      1.48%
    Savings                                   -     71,771         -         -         -          -          -     71,771     71,771
       Yield                                  -      1.98%         -         -         -          -          -      1.98%
    Money markets                        56,707          -         -         -         -          -          -     56,707     56,707
       Yield                              2.86%          -         -         -         -          -          -      2.86%
    Time - Other                         13,657          -         -         -         -          -          -     13,657     13,657
       Yield                              5.32%          -         -         -         -          -          -      5.32%
  Fixed interest rate deposits:
    Time - Over $100,000                 42,246      2,469       970       206       300          -          -     46,191     46,418
       Yield                              5.45%      5.82%     6.49%     5.99%     6.00%          -          -      5.50%
    Time - Other                         96,321      7,100     1,807     1,457       669         10        109    107,473    108,013
       Yield                              5.24%      5.45%     5.47%     5.90%     5.36%      5.39%          -      5.27%
Demand - Non-interest bearing                 -          -         -         -         -          -     56,289     56,289     56,289
Repurchase agreements                    10,959          -         -         -         -          -          -     10,959     10,959
       Yield                              4.52%          -         -         -         -          -          -      4.52%
Other liabilities                             -          -         -         -         -          -      2,653      2,653
Stockholders' equity                          -          -         -         -         -          -     44,961     44,961
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                  $ 219,890  $ 106,778  $  2,777  $  1,663  $    969  $      10  $ 104,012  $ 436,099  $ 389,252
====================================================================================================================================
Excess of (liabilities) assets
subject to interest rate change       $ (91,751) $ (57,673) $ 25,257  $ 25,768  $ 29,365  $ 142,748  $ (73,714) $       -
====================================================================================================================================

ITEM 8    Financial Statements and Supplementary Data


                          CONSOLIDATED BALANCE SHEETS


(in thousands, except per share data)

               December 31,                                    1998         1997
               -----------------------------------------------------------------
ASSETS         Cash and due from banks                    $  12,076    $  10,928
               Federal funds sold                             6,650        7,650
               -----------------------------------------------------------------
                 Cash and Cash Equivalents                   18,726       18,578
               Investment securities:
                 Available-for-sale, at fair value          112,346      114,942
                 Held-to-maturity (fair value of $6,266
                   and $10,102, respectively)                 6,416       10,106
               -----------------------------------------------------------------
                 Total Investment Securities                118,762      125,048
               Loans, net of unearned income                283,219      272,046
                 Less: Allowance for loan losses              2,830        2,600
               -----------------------------------------------------------------
                 Loans, Net                                 280,389      269,446
               Bank premises and equipment                   12,631        8,646
               Other real estate owned                          111          339
               Accrued interest receivable                    3,234        3,895
               Other assets                                   2,246        1,625
               -----------------------------------------------------------------
               Total Assets                               $ 436,099    $ 427,577
               =================================================================

LIABILITIES    Deposits:
                 Non-interest bearing                     $  56,398    $  46,127
                 Interest bearing                           321,128      328,361
               -----------------------------------------------------------------
                 Total Deposits                             377,526      374,488
               Other borrowed funds:
                 Repurchase agreements                       10,959        5,922
                 Short-term borrowings                            -          893
               Accrued interest payable                       2,039        2,524
               Other liabilities                                614          826
               -----------------------------------------------------------------
                 Total Liabilities                          391,138      384,653
               -----------------------------------------------------------------

STOCKHOLDER'S  Common stock, $.01 par value, 15,000,000
EQUITY           shares authorized, 2,148,000
                 shares issued and outstanding                   21           21
               Surplus                                       10,819       10,819
               Retained earnings                             33,688       31,662
               Accumulated other comprehensive income           433          422
               -----------------------------------------------------------------
                 Total Stockholders' Equity                  44,961       42,924
               -----------------------------------------------------------------
                 Total Liabilities and
                 Stockholders' Equity                     $ 436,099    $ 427,577
               =================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

             Years Ended December 31,                   1998      1997      1996
             -------------------------------------------------------------------
INTEREST     Interest and fees on loans             $ 22,609  $ 21,884  $ 19,160
INCOME       Interest and dividends on investments:
               U.S. Treasury securities and U.S.
                 Agency obligations                    6,600     7,804     8,428
               States & political subdivisions            89         -         -
               Other securities                           44         1         1
             Interest on Federal funds sold              521       410       304
             Interest on balances with banks             112         -         -
             -------------------------------------------------------------------
               Total Interest Income                  29,975    30,099    27,893
             -------------------------------------------------------------------
INTEREST     Interest on time deposits
EXPENSE        of $100,000 or more                     2,165     1,616       975
             Interest on other deposits               10,609    10,564    10,173
             Interest on other borrowed funds            405       205        53
             -------------------------------------------------------------------
               Total Interest Expense                 13,179    12,385    11,201
             -------------------------------------------------------------------
               Net Interest Income                    16,796    17,714    16,692
             Provision for loan losses                   595       316       334
             -------------------------------------------------------------------
               Net Interest Income After Provision
                 for Loan Losses                      16,201    17,398    16,358
             -------------------------------------------------------------------
OTHER        Trust department income                   1,001       858       730
INCOME       Service charges on deposit accounts         657       648       664
             Merchant transaction income               4,500     4,083     4,043
             Other fee income                            539       602       438
             Other operating income                      141        94        77
             Realized gains on securities, net             -         -         -
             -------------------------------------------------------------------
               Total Other Income                      6,838     6,285     5,952
             -------------------------------------------------------------------
OTHER        Salaries and employee benefits            7,331     7,578     6,860
EXPENSES     Occupancy expenses, net                   1,274     1,278     1,221
             Furniture and equipment expenses            908       850       806
             FDIC assessments                             45        44         2
             Merchant transaction expenses             3,764     3,365     3,412
             Other operating expenses                  3,664     3,769     3,432
             -------------------------------------------------------------------
               Total Other Expenses                   16,986    16,884    15,733
             -------------------------------------------------------------------
NET INCOME   Income before income taxes                6,053     6,799     6,577
             Applicable income taxes                   1,772     2,074     1,975
             -------------------------------------------------------------------
               Net Income                           $  4,281  $  4,725  $  4,602
             ===================================================================
               Earnings Per Share                   $   1.99  $   2.20  $   2.14
             ===================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------


(in thousands, except per share data)

                                                                              Accumulated
                                                                                 Other          Total
                                             Common               Retained   Comprehensive   Stockholders'
(in thousands except per share data)         Stock      Surplus   Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  $     21   $ 10,819   $ 26,739      $ 1,660        $ 39,239

Comprehensive income:
  Net income, 1996                                 -          -      4,602            -           4,602
  Unrealized losses on securities,
    net of taxes of $571                           -          -          -       (1,108)         (1,108)
                                                                                                 -------
Comprehensive income                                                                              3,494

Cash dividends declared ($1.00 per share)          -          -     (2,148)           -          (2,148)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                        21     10,819     29,193          552          40,585

Comprehensive income:
  Net income, 1997                                 -          -      4,725            -           4,725
  Unrealized losses on securities,
    net of taxes of $67                            -          -          -         (130)           (130)
                                                                                                 -------
Comprehensive income                                                                              4,595

Cash dividends declared ($1.05 per share)          -          -     (2,256)           -          (2,256)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                        21     10,819     31,662          422          42,924

Comprehensive income:
  Net income, 1998                                 -          -      4,281            -           4,281
  Unrealized gains on securities,
    net of taxes of $6                             -          -          -           11              11
                                                                                                 -------
Comprehensive income                                                                              4,292

Cash dividends declared ($1.05 per share)          -          -     (2,255)           -          (2,255)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  $     21   $ 10,819   $ 33,688      $   433        $ 44,961
==========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)  Years Ended December 31,                               1998        1997        1996
                ------------------------------------------------------------------------------------

OPERATING       Net Income                                         $  4,281    $  4,725    $  4,602
ACTIVITIES      Adjustments to reconcile net income to net
                  cash provided by operating activities:
                    Depreciation                                      1,005         972         929
                    Provision for loan losses                           595         316         334
                    Deferred income tax (benefit) provision            (284)         (8)         17
                    Amortization of securities
                    (net of accretion)                                  232         296         510
                    Net realized gains on securities                      -           -           -
                    Loss on other real estate                            41         176          52
                    Decrease (increase) in interest receivable          661        (387)        885
                    (Increase) decrease in other assets                (475)       (136)         98
                    (Decrease) increase in income taxes payable        (182)         51          65
                    (Decrease) increase in interest payable            (485)        523         105
                    Increase (decrease) in other liabilities            102        (105)        172
                ------------------------------------------------------------------------------------
                    Net cash provided by
                      operating activities                            5,491       6,423       7,769
                ------------------------------------------------------------------------------------
INVESTING       Purchase of investment securities
ACTIVITIES        available-for-sale                                (53,579)    (48,472)    (14,793)
                Proceeds from maturities of investment
                  securities available-for-sale                      56,000      46,000      37,000
                Purchase of investment securities to be
                  held-to-maturity                                        -           -      (5,002)
                Proceeds from repayments of investment
                  securities to be held-to-maturity                   3,650       2,194       1,590
                Net loans originated                                (11,664)    (32,274)    (31,040)
                Proceeds from other real estate                         313         523         143
                Investment in premises and equipment                 (4,990)     (3,196)     (1,163)
                ------------------------------------------------------------------------------------
                    Net cash used in
                      investing activities                          (10,270)    (35,225)    (13,265)
                ------------------------------------------------------------------------------------
FINANCING       Net increase (decrease) in demand and
ACTIVITIES        savings deposits                                    6,236     (12,393)       (647)
                Net (payments) proceeds on time deposits             (3,198)     34,855      16,287
                Increase in repurchase agreements                     5,037       3,925       1,997
                Net (decrease) increase in short-term borrowings       (893)        422         295
                Cash dividends paid                                  (2,255)     (2,256)     (2,148)
                ------------------------------------------------------------------------------------
                    Net cash provided by
                      financing activities                            4,927      24,553      15,784
                ------------------------------------------------------------------------------------
                Net increase (decrease) in cash
                and cash equivalents                                    148      (4,249)     10,288

                Cash and cash equivalents at January 1               18,578      22,827      12,539
                ------------------------------------------------------------------------------------
                Cash and cash equivalents at December 31           $ 18,726    $ 18,578    $ 22,827
                ====================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     GENERAL NOTES TO FINANCIAL STATEMENTS

1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Penseco Financial Services Corporation (Company) is a bank holding company, incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a state chartered bank.
         The Company operates from nine banking offices under a state bank charter and provides full banking services, including trust services, to individual and corporate customers primarily in Northeastern Pennsylvania. The Company's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.
     The Company's revenues are attributable to a single reportable segment, therefore segment information is not presented.
     The accounting policies of the Company conform with generally accepted accounting principles and with general practices within the banking industry.

BASIS OF PRESENTATION

The Financial Statements of the Company have been consolidated with those of its wholly owned subsidiary, Penn Security Bank and Trust Company, eliminating all intercompany items and transactions.

     On December 31, 1997, the Bank was reorganized into a holding company structure. Each outstanding share of the Bank's common stock, par value of $10.00 per share, was exchanged for four shares of Penseco Financial Services Corporation common stock, par value of $.01 per share. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company.
     This reorganization among entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Prior financial statements have been restated to reflect the transaction.
     The Statements are presented on the accrual basis of accounting, except for Trust Department income which is recorded when payment is received.
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which was issued in June 1997. SFAS 130 established new rules for the reporting and display of comprehensive income and its components, but had no effect on the Company's net income or total stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior years financial statements have been reclassified to conform to the requirements of SFAS 130.
     All information is presented in thousands of dollars, except per share data.

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

INVESTMENT SECURITIES

     Investments in securities are classified in two categories and accounted for as follows:

Securities  Held-to-Maturity.
-----------------------------
Bonds, notes, debentures and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis over the period to maturity, which approximates the interest method.

Securities  Available-for-Sale.
-------------------------------

Bonds, notes, debentures and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.
     Gains  and  losses  on  the  sale  of  securities   available-for-sale  are
determined using the specific identification method and are reported as a separate component of other income in the Statements of Income.
     The Company has no derivative financial instruments required to be disclosed under SFAS No. 119.

LOANS AND PROVISION  (ALLOWANCE) FOR POSSIBLE LOAN

Losses Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on discounted loans is generally recognized as income based on methods that approximate the interest method. For all other loans, interest is accrued daily on the outstanding balances.
     Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.
     The provision for loan losses is based on past loan loss experience, management's evaluation of the potential loss in the current loan portfolio under current economic conditions and such other factors as, in management's best judgement, deserve current recognition in estimating loan losses. The annual provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets. Maintenance and repairs are charged to current expense as incurred.

LONG-LIVED ASSETS

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

1    NATURE OF  OPERATIONS AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (continued)

PENSION EXPENSE

Pension expense has been determined in accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions" (SFAS 87).

POSTRETIREMENT BENEFITS EXPENSE

Postretirement benefits expense has been determined in accordance with Statement
of  Financial   Accounting   Standards  No.  106,   "Employers   Accounting  for
Postretirement Benefits Other Than Pensions" (SFAS 106).

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) as well as deferred taxes on temporary differences, between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the Financial Statements. Deferred tax assets and liabilities are included in the Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

CASH FLOWS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, due from banks, interest bearing balances with banks and Federal funds sold for a one-day period.

The Company paid interest and income taxes during the years ended December 31, 1998, 1997 and 1996 as follows:

                          1998       1997      1996
---------------------------------------------------
Income taxes paid     $  2,238   $  1,985   $ 1,935
Interest paid         $ 13,664   $ 11,861   $11,097

Non-cash transactions during the years ended December 31, 1998, 1997 and 1996, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $126, $427, and $498, respectively.

TRUST ASSETS AND INCOME

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Financial Statements since such items are not assets of the Company. Trust income is reported on the cash basis and is not materially different than if it were reported on the accrual basis.

EARNINGS PER SHARE

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year (2,148,000) as prescribed in Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). A calculation of diluted earnings per share is not applicable to the Company.

PENDING ACCOUNTING  PRONOUNCEMENTS

Management does not believe that any pending accounting pronouncements will have a material impact on the Consolidated Financial Statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.


2    CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                 1998     1997
----------------------------------------------------------
Cash items in process of collection    $     66   $  1,796
Non-interest bearing deposits             6,982      4,131
Interest bearing deposits with banks        345          -
Cash on hand                              4,683      5,001
----------------------------------------------------------
Total                                  $ 12,076   $ 10,928
==========================================================

3    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 1998 and 1997 are as follows:

                               AVAILABLE-FOR-SALE

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
1998                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Treasury
  securities               $  81,210   $      706   $        -   $  81,916
U.S. Agency
  securities                   5,000            -           14       4,986
States & political
  subdivisions                23,669           15           50      23,634
--------------------------------------------------------------------------
  Total Debt
    Securities               109,879          721           64     110,536
Equity
  securities                   1,810            -            -       1,810
--------------------------------------------------------------------------
  Total Available -
    for-Sale               $ 111,689   $      721   $       64   $ 112,346
==========================================================================


                                         Gross        Gross
                           Amortized   Unrealized   Unrealized     Fair
1997                          Cost       Gains        Losses      Value
--------------------------------------------------------------------------
U.S. Treasury
  securities               $ 114,283   $      639   $        -   $ 114,922
Equity
  securities                      20            -            -          20
--------------------------------------------------------------------------
Total Available-
  for-Sale                 $ 114,303   $      639   $       -    $ 114,942
--------------------------------------------------------------------------


There were no sales of available-for-sale debt securities in 1998, 1997 and 1996.

                                HELD-TO-MATURITY

                                         Gross        Gross
                           Amortized   Unrealized   Unrealized     Fair
1998                          Cost       Gains        Losses       Value
------------------------------------------------------------------------
Obligations of U.S.
  Agencies:
Mortgage-backed
  securities               $   6,416   $        -   $      150   $  6,266
-------------------------------------------------------------------------
  Total Held-to-
    Maturity               $   6,416   $        -   $      150   $  6,266
-------------------------------------------------------------------------


                                         Gross        Gross
                           Amortized   Unrealized   Unrealized     Fair
1997                         Cost         Gains       Losses       Value
-------------------------------------------------------------------------
Obligations of U.S.
  Agencies:
Mortgage-backed
  securities               $  10,106   $        3   $        7   $ 10,102
-------------------------------------------------------------------------
  Total Held-to-
    Maturity               $  10,106   $        3   $        7   $ 10,102
-------------------------------------------------------------------------


Investment securities with amortized costs and fair values of $56,194 and $56,697 at December 31, 1998 and $56,026 and $56,381 at December 31, 1997, were pledged to secure trust funds, public deposits and for other purposes as required by law.
         The amortized cost and fair value of debt securities at December 31, 1998 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                  Available-for-Sale        Held-to-Maturity
-------------------------------------------------------------------------------
                                Amortized      Fair      Amortized      Fair
                                   Cost        Value        Cost        Value
-------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities      $  62,124   $   62,557   $        -   $       -
After one year through
  five years:
    U.S. Treasury
      securities                   19,086       19,359            -           -
    U.S. Agency
      securities                    5,000        4,986            -           -
    States & political
      subdivisions                 14,409       14,417            -           -
After five years
  through ten years:
    States & political
      subdivisions                  7,721        7,693            -           -
After ten years:
    States & political
      subdivisions                  1,539        1,524            -           -
-------------------------------------------------------------------------------
    Subtotal                      109,879      110,536            -           -
Mortgage-backed
  securities                            -            -        6,416       6,266
-------------------------------------------------------------------------------
    Total Debt Securities       $ 109,879   $  110,536   $    6,416   $   6,266
===============================================================================


4    LOANS

Major classifications of loans are as follows:

December 31,                                              1998        1997
--------------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development                  $   4,152   $   3,731
  Secured by farmland                                        5           7
  Secured by 1-4 family residential
    properties:
      Revolving, open-end loans                          7,901       9,932
      Secured by first liens                           131,564     131,112
      Secured by junior liens                           33,063      26,620
  Secured by multi-family properties                       829         561
  Secured by non-farm, non-residential
    properties                                          48,517      44,896
Commercial and industrial loans
  to U.S. addressees                                    18,169      17,173
Loans to individuals for household, family
  and other personal expenditures:
Credit card and related plans                            2,286       2,293
Other (installment and student loans, etc.)             28,486      26,593
Obligations of states &
  political subdivisions                                 8,195       8,910
All other loans                                             58         240
--------------------------------------------------------------------------
  Gross Loans                                          283,225     272,068
Less: Unearned income on loans                               6          22
--------------------------------------------------------------------------
  Loans, Net of Unearned Income                      $ 283,219   $ 272,046
==========================================================================


Loans on which the accrual of interest has been discontinued or reduced amounted to $929, $1,031 and $866 at December 31, 1998, 1997 and 1996, respectively. If interest on those loans had been accrued, such income would have been $108, $89 and $66 for 1998, 1997 and 1996, respectively. Interest income on those loans, which is recorded only when received, amounted to $30, $35 and $45 for 1998, 1997 and 1996, respectively. Also, at December 31, 1998 and 1997, the Bank had loans totalling $375 and $441, respectively, which were past due 90 days or more and still accruing interest (credit card, home equity and guaranteed student loans).


5    ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                       1998       1997       1996
-------------------------------------------------------------------------
Balance at beginning of year                $ 2,600    $ 2,300    $ 2,100
Provision charged to operations                 595        316        334
Recoveries credited to allowance                 18        106         49
                                              3,213      2,722      2,483
Losses charged to allowance                    (383)      (122)      (183)
-------------------------------------------------------------------------
  Balance at End of Year                    $ 2,830    $ 2,600    $ 2,300
-------------------------------------------------------------------------


A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,        Book Provision      Tax Deduction
------------------------        --------------      -------------
        1998                       $ 595                $ 365
        1997                       $ 316                $  16
        1996                       $ 334                $ 134

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $948 at December 31, 1998, 1997 and 1996.

6    BANK PREMISES AND EQUIPMENT

December 31,                            1998       1997
-------------------------------------------------------
Land                                $  2,929   $  2,764
Buildings and improvements            14,178     10,853
Furniture and equipment                9,634      8,134
-------------------------------------------------------
                                      26,741     21,751
Less: Accumulated depreciation        14,110     13,105
-------------------------------------------------------
  Net Bank Premises
    and Equipment                   $ 12,631   $  8,646
-------------------------------------------------------


Buildings and improvements are being depreciated over 10 to 50 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,005 in 1998, $972 in 1997 and $929 in 1996.
     Occupancy expenses were reduced by rental income received in the amount of $58, $58 and $60 in the years ended December 31, 1998, 1997 and 1996, respectively.


7    OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 1998 and 1997 was $111 and $339, respectively, supported by appraisals of the real estate involved.



8    INVESTMENT IN AND LOAN TO,  INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR
       LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:


                                    Equity in
                                    underlying                   Bank's
           Percent         Total    net assets    Amount    proportionate
          of voting     investment  at balance      of      part of loss
         stock owned     and loan   sheet date   dividends  for the period
-------------------------------------------------------------------------


1998         100%        $  3,950    $  3,936      None        $     -
1997         100%        $  3,950    $  3,936      None        $     -
1996         100%        $  2,055    $  2,041      None        $     -


9    DEPOSITS

December 31,                       1998            1997
-------------------------------------------------------
Demand - Non-interest
  bearing                     $  56,289       $  46,127
Demand - Interest bearing        25,438          23,826
Savings                         71,771           71,722
Money markets                    56,707          63,055
Time - Over $100,000             46,191          38,152
Time - Other                    121,130         131,606
-------------------------------------------------------
  Total                       $ 377,526       $ 374,488
-------------------------------------------------------


9    DEPOSITS  (continued)

Scheduled maturities of time deposits are as follows:

1999                  $ 152,333
2000                      9,569
2001                      2,777
2002                      1,663
2003                        969
2004 and thereafter          10
-------------------------------
Total                 $ 167,321
===============================


10      OTHER BORROWED FUNDS

At December 31, 1998 and 1997, other borrowed funds consisted of demand notes to the U.S. Treasury and Repurchase Agreements.
     Short-term borrowings generally have original maturity dates of thirty days or less.
     Investment securities with amortized costs of $13,069 and $7,987 and fair values of $13,200 and $8,023 were pledged to secure repurchase agreements at December 31, 1998 and 1997, respectively.

Years Ended December 31,               1998           1997
----------------------------------------------------------
Amount outstanding at year end     $ 10,959        $ 6,815
Average interest rate at year end     4.37%          4.57%
Maximum amount outstanding at
  any month end                    $ 12,382        $ 6,815
Average amount outstanding         $  8,849        $ 4,807
Weighted average interest rate
  during the year:
  Federal funds purchased             4.15%          5.04%
  Repurchase agreements               4.52%          4.05%
  Demand notes to U.S. Treasury       4.70%          5.38%


The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,002 and $10,044 at December 31, 1998 and $9,971 and $9,919 at December 31, 1997 with an interest rate of 4.50% and 5.00% for 1998 and 1997, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 1998 and 1997, respectively.
     The Company has the availability of a $5,000 overnight Federal funds line of credit with First Union Bank. There was no balance outstanding as of December 31, 1998 and 1997, respectively
     The Company maintains a collateralized maximum borrowing capacity of $165,943 with the Federal Home Loan Bank of Pittsburgh (FHLB). There was no balance outstanding or assets pledged as of December 31, 1998.

11   EMPLOYEE BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing Plan, an Employees' Pension Plan and a Postretirement Life Insurance Plan, all non-contributory, covering all eligible employees.
     The Company also maintains an unfunded supplemental executive pension plan, that provides certain officers with additional retirement benefits to replace benefits lost due to limits imposed on qualified plans by Federal tax law.
     Under the Employee Stock Ownership Plan (ESOP), amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.
     At December 31, 1998 and 1997, the ESOP held 94,725 and 92,448 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $0, $140 and $140 to the plan during the years ended December 31, 1998, 1997 and 1996, respectively.
     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $20, $0 and $0 to the plan during the years ended December 31, 1998, 1997 and 1996, respectively.
     Under the Pension Plan, amounts computed on an actuarial basis are paid by the Company into a trust fund. Provision is made for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. Plan assets of the trust fund are invested and administered by the Trust Department of Penn Security Bank and Trust Company.
     The postretirement life insurance plan is an unfunded, non-vesting defined benefit plan. The plan is non-contributory and provides for a reducing level of term life insurance coverage following retirement.


In determining the benefit obligation the following assumptions were made:

                            Pension Benefits      Other Benefits
----------------------------------------------------------------
December 31,                   1998    1997        1998    1997
----------------------------------------------------------------
Weighted - average
  assumptions:
    Discount rate             6.50%   6.75%       6.50%   6.75%
    Expected return on
      plan assets             9.00%   9.00%           -       -
    Rate of compensation
      increase                4.50%   4.50%           -       -
---------------------------------------------------------------

A reconciliation of the funded status of the plans with amounts reported on the Balance Sheet is as follows:

                                    Pension Benefits      Other Benefits
------------------------------------------------------------------------
December 31,                          1998      1997       1998     1997
------------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation, beginning  $ 6,764   $ 6,013     $   48   $   42
    Service cost                       295       267          2        2
    Interest cost                      444       414          3        3
    Actuarial gain                     206       254          2        2
    Benefits paid                     (221)     (184)        (2)      (1)
------------------------------------------------------------------------
  Benefit obligation, ending         7,488     6,764         53       48
------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan
    assets, beginning                6,872     5,967          -        -
  Actual return on plan
    assets                             911       850          -        -
  Employer contribution                 65       239          2        1
  Benefits paid                       (221)     (184)        (2)      (1)
------------------------------------------------------------------------
  Fair value of plan
    assets, ending                   7,627     6,872          -        -
------------------------------------------------------------------------
Funded status                          139       108        (53)     (48)
Unrecognized net transition
  asset                               (198)     (265)         -        -
Unrecognized net actuarial
  Loss                               1,008     1,124       (121)    (131)
Unrecognized prior service
  cost                                 (45)      (43)         6        6
------------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                           $   904   $   924     $ (168)  $ (173)
------------------------------------------------------------------------


A reconciliation of net periodic pension and other benefit costs is as follows:

                                         Pension Benefits
                                         ----------------
Years Ended December 31,              1998     1997     1996
-------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                     $ 295    $ 267    $ 249
    Interest cost                      444      414      361
    Expected return on plan assets    (615)    (540)    (487)
    Amortization of transition
      asset                            (66)     (66)     (66)
    Amortization of unrecognized
      net loss                          26       48       61
-------------------------------------------------------------
      Net periodic pension cost      $  84    $ 123    $ 118
-------------------------------------------------------------


                                             Other Benefits
                                             --------------
Years Ended December 31,                 1998      1997      1996
------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                        $   2     $   2     $   2
    Interest cost                           3         3         3
    Amortization of prior service
      cost                                  1         1         1
    Amortization of unrecognized
      net loss                             (9)      (10)       (9)
------------------------------------------------------------------
      Net periodic other benefit cost   $  (3)    $  (4)    $  (3)
------------------------------------------------------------------


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $144, $97 and $0, respectively at December 31, 1998 and $153, $77 and $0, respectively at December 31, 1997.

12   INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,            1998        1997         1996
-----------------------------------------------------------------
Currently payable                $ 2,056     $ 2,082     $ 1,958
Deferred (benefit) provision        (284)         (8)         17
----------------------------------------------------------------
  Total                          $ 1,772     $ 2,074     $ 1,975
-----------------------------------------------------------------


A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,            1998        1997        1996
-----------------------------------------------------------------
Tax at statutory rate            $ 2,058     $ 2,312     $ 2,236
Reduction for non-taxable
  interest                          (269)       (299)       (256)
Other (reductions) additions         (17)         61          (5)
-----------------------------------------------------------------
  Applicable Income Taxes        $ 1,772     $ 2,074     $ 1,975
-----------------------------------------------------------------


The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:

Years Ended December 31,            1998        1997        1996
-----------------------------------------------------------------
Accretion of discount on bonds   $ (147)     $   73      $   47
Accelerated depreciation            (32)        (54)        (61)
Supplemental benefit plan            (7)         (8)          -
Allowance for loan losses           (78)       (102)        (68)
Prepaid pension cost                (20)         48          47
Loan fees/costs                       -          35          52
-----------------------------------------------------------------
  Total                          $ (284)     $   (8)     $   17
-----------------------------------------------------------------

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                    1998        1997
-----------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                  $   640     $   562
  Depreciation                                   131          99
  Supplemental Benefit Plan                       15           8
-----------------------------------------------------------------
    Total Deferred Tax Assets                    786         669
-----------------------------------------------------------------

Deferred tax liabilities:
  Unrealized securities gains                    223         217
  Prepaid pension costs                          352         372
  Accretion                                       65         212
-----------------------------------------------------------------
    Total Deferred Tax Liabilities               640         801
-----------------------------------------------------------------
    Net Deferred Tax Asset (Liability)       $   146     $  (132)
-----------------------------------------------------------------


In management's opinion, the deferred tax assets are realizable in as much as there is a history of strong earnings and a carryback potential greater than the deferred tax assets. Management is not aware of any evidence that would preclude the realization of the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

13   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     Financial instruments whose contract amounts represent credit risk at December 31, 1998 and 1997 are as follows:

                                             1998       1997
------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                             $ 11,722   $ 12,604
  Variable rate                          $ 36,990   $ 30,340

Standby letters of credit                $    614   $    849

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     Various actions and proceedings are presently pending to which the Company is a party. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position of the Company.
     The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.


14   FAIR  VALUE DISCLOSURE

GENERAL

Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the estimated fair value of on and off - balance sheet financial instruments.

VALUATION METHODS AND ASSUMPTIONS

Estimated fair values have been determined using the best available data, an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the carrying amount balances.
     Financial instruments actively traded in a secondary market have been valued using quoted available market prices. Those with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Those liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying amount balance. The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the current loan rate adjusted for non-interest operating costs, credit loss and assumed prepayment risk. Off balance sheet carrying amounts and fair value of letters of credit represent the deferred income fees arising from those unrecognized financial instruments.
     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
     All assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting.
     Management is concerned that reasonable comparability between companies may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.


                                            December 31, 1998        December 31, 1997
---------------------------------------------------------------------------------------
                                           Carrying     Fair       Carrying      Fair
                                            Amount      Value       Amount       Value
---------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                  $  12,076  $  12,076    $  10,928  $  10,928
  Federal funds sold                           6,650      6,650        7,650      7,650
---------------------------------------------------------------------------------------
    Cash and cash equivalents                 18,726     18,726       18,578     18,578
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities                81,916     81,916      114,922    114,922
      U.S. Agency obligations                  4,986      4,986            -          -
      States & political subdivisions         23,634     23,634            -          -
      Federal Home Loan Bank stock             1,790      1,790            -          -
      Other securities                            20         20           20         20
    Held-to-maturity:
      U.S. Agency obligations                  6,416      6,266       10,106     10,102
---------------------------------------------------------------------------------------
        Total investment securities          118,762    118,612      125,048    125,044
  Loans, net of unearned income:
    Real estate mortgages                    226,031    226,605      194,389    194,757
    Commercial                                18,169     18,169       26,841     26,841
    Consumer and other                        39,019     38,826       50,816     50,652
    Less:  Allowance for loan losses           2,830                   2,600
---------------------------------------------------------------------------------------
      Loans, net                             280,389    283,600      269,446    272,250
---------------------------------------------------------------------------------------
      Total Financial Assets                 417,877  $ 420,938      413,072  $ 415,872
Other assets                                  18,222                  14,505
---------------------------------------------------------------------------------------
      Total Assets                         $ 436,099               $ 427,577
=======================================================================================

Financial Liabilities:
  Demand - Non-interest bearing            $  56,289  $  56,289    $  46,127  $  46,127
  Demand - Interest bearing                   25,438     25,438       23,826     23,826
  Savings                                     71,771     71,771       71,722     71,722
  Money markets                               56,707     56,707       63,055     63,055
  Time                                       167,321    168,088      169,758    170,019
---------------------------------------------------------------------------------------
      Total Deposits                         377,526    378,293      374,488    374,749
  Repurchase agreements                       10,959     10,959        5,922      5,922
  Short-term borrowings                            -         -           893        893
---------------------------------------------------------------------------------------
      Total Financial Liabilities            388,485  $ 389,252      381,303  $ 381,564
Other Liabilities                              2,653                  3,350
Stockholders' Equity                          44,961                  42,924
---------------------------------------------------------------------------------------
      Total Liabilities and
      Stockholders' Equity                 $ 436,099               $ 427,577
=======================================================================================

Standby Letters of Credit                  $      (6) $      (6)   $      (8) $      (8)

15   OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $71 in 1998, $67 in 1997 and $66 in 1996. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.
     Future minimum rental commitments under these leases at December 31, 1998 are as follows:

                          Mount    Meadow    ATM
                          Pocono   Avenue   Sites   Total
---------------------------------------------------------
1999                      $   44   $   18   $  18   $  80
2000                          44       18       -      62
2001                          44       12       -      56
2002                          44        -       -      44
2003                          44        -       -      44
2004 to 2011                 331        -       -     331
---------------------------------------------------------
  Total minimum
    payments required     $  551   $   48   $  18   $ 617
---------------------------------------------------------


16      LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. A summary of loans to directors, principal officers and related parties is as follows:


Years Ended December 31,     1998       1997
---------------------------------------------
Beginning Balance         $ 4,658    $ 4,550
Additions                   4,787      3,383
Collections                (5,437)    (3,275)
---------------------------------------------
  Ending Balance          $ 4,008    $ 4,658
---------------------------------------------

17   REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted asset and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.
     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.
     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 1998, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.
     In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's capital stock and surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's capital stock and surplus. The Federal Reserve System has interpreted "capital stock and surplus" to include undivided profits.

               Actual                              Regulatory Requirements
------------------------------------------    ----------------------------------

                                                 For Capital       To Be "Well
                                              Adequacy Purposes    Capitalized"

As of December 31, 1998    Amount    Ratio    Amount    Ratio   Amount    Ratio
                           ------    -----    ------    -----   ------    -----
--------------------------------------------  ----------------------------------

Total Capital
(to Risk Weighted Assets   $47,289   18.36%  >$20,610   >8.0%  >$25,764   >10.0%
                                             -          -      -          -
Tier I Capital
(to Risk Weighted Assets)  $44,459   17.26%  >$10,305   >4.0%  >$15,458   > 6.0%
                                             -          -      -          -
Tier I Capital
(to Average Assets)        $44,459   10.29%  >      *   >   *  >$21,610   > 5.0%
                                             -          -      -          -


*  3.0%  ($12,966),  4.0%  ($17,288) or 5.0%  ($21,610)  depending on the bank's
   CAMELS Rating and other regulatory risk factors.



               Actual                              Regulatory Requirements
------------------------------------------    ----------------------------------

                                                 For Capital      To Be "Well
                                              Adequacy Purposes    Capitalized"

As of December 31, 1997    Amount    Ratio    Amount    Ratio   Amount    Ratio
                           ------    -----    ------    -----   ------    -----
--------------------------------------------  ----------------------------------

Total Capital
 (to Risk Weighted Assets) $45,102   19.22%  >$18,776   >8.0%   >$23,470  >10.0%
                                             -          -       -         -
Tier I Capital
 (to Risk Weighted Assets) $42,502   18.11%  >$ 9,388   >4.0%   >$14,082  > 6.0%
                                             -          -       -         -
Tier I Capital
 (to Average Assets)       $42,502   10.25%  >      *   >   *   >$20,727  > 5.0%
                                             -          -       -         -


*  3.0%  ($12,436),  4.0%  ($16,581) or 5.0%  ($20,727)  depending on the bank's
   CAMELS Rating and other regulatory risk factors.

18   PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

On December 31, 1997, the Bank was reorganized into a holding company structure. Each outstanding share of the Bank's common stock, par value of $10.00 per share, was exchanged for four shares of Penseco Financial Services Corporation common stock, par value of $.01 per share. As a result of the reorganization, the Bank became a wholly-owned subsidiary of the Company.
         This reorganization among entities under common control was accounted for at historical cost in a manner similar to a pooling of interests. Prior financial statements have been restated to reflect the transaction.
         The condensed Company-only information follows:

BALANCE SHEETS


December 31,                          1998        1997
------------------------------------------------------
Investment in subsidiary          $ 44,961    $ 42,924
------------------------------------------------------
  Total Assets                    $ 44,961    $ 42,924
======================================================
  Total Stockholders' Equity      $ 44,961    $ 42,924
======================================================


STATEMENTS OF INCOME

Years Ended December 31,              1998        1997        1996
------------------------------------------------------------------
Earnings of subsidiary:
  Dividends received              $  2,255    $  2,256    $  2,148
  Undistributed net income
    of subsidiary                    2,026       2,469       2,454
------------------------------------------------------------------
  Net Income                      $  4,281    $  4,725    $  4,602
==================================================================

STATEMENTS OF CASH FLOWS

Years Ended December 31,                      1998       1997       1996
-------------------------------------------------------------------------
Operating Activities:
Net Income                                 $ 4,281    $ 4,725    $ 4,602
Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Equity in undistributed net
        income of subsidiary                (2,026)    (2,469)    (2,454)
-------------------------------------------------------------------------
      Net cash provided by
        operating activities                 2,255      2,256      2,148
-------------------------------------------------------------------------
Investing Activities:
Investment in Interim Bank subsidiary            -       (465)         -
Special dividend from subsidiary                 -        465          -
-------------------------------------------------------------------------
      Net cash provided by
        investing activities                     -          -          -
-------------------------------------------------------------------------
Financing Activities:
Proceeds from short-term debt                    -        470          -
Payment of short-term debt                       -       (470)         -
Proceeds from sale of stock                      -          5          -
Purchase of stock                                -         (5)         -
Cash dividends paid                         (2,255)    (2,256)    (2,148)
-------------------------------------------------------------------------
      Net cash used by
        financing activities                (2,255)    (2,256)    (2,148)
-------------------------------------------------------------------------
      Net increase in cash and
        cash equivalents                         -          -          -

Cash and cash equivalents at January 1           -          -          -
-------------------------------------------------------------------------
Cash and cash equivalents at December 31   $     -    $     -    $     -
=========================================================================

                                                               February 19, 1999



To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

                          Independent Auditor's Report
                          ----------------------------

         We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and its wholly owned subsidiary, Penn Security Bank and Trust Company as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         /s/ McGrail, Merkel, Quinn & Associates
                                         Scranton, Pennsylvania

ITEM 9    Changes in and  Disagreements  with  Accountants  on Accounting  and
            Financial Disclosure


There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 1998.


                                    PART III

ITEM 10   Directors and Executive Officers of the Registrant


The information on Directors of the Company on pages 4 and 5 in the definitive proxy statement relating to the Company's 1999 meeting of stockholders is incorporated herein by reference thereto.

The information on Executive Officers on pages 6 and 7 in the definitive proxy statement relating to the Company's 1999 meeting of stockholders is incorporated herein by reference thereto.


ITEM 11   Executive Compensation


The information contained under the heading "Executive Compensation" on page 6 in the definitive proxy statement relating to the Company's 1999 meeting of stockholders is incorporated herein by reference thereto.


ITEM 12   Security Ownership of Certain Beneficial Owners and Management


The information contained under the heading "Voting Securities & Principal Holders Thereof" on pages 2,3 and 4 in the definitive proxy statement relating to the Company's 1999 meeting of stockholders is incorporated herein by reference thereto.


ITEM 13   Certain Relationships and Related Transactions


The information contained in Note 16 under Item 8 on page 39 under the heading "General Notes to Financial Statements" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference thereto.

PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  (1)  Financial   Statements  -  The  following  financial   statements  are
          incorporated by reference in Part II, Item 8 hereof:

            Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
            General Notes to Financial Statements
            Independent Auditor's Report

     (2) Financial Statement Schedules - The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.

     (3)  Exhibits

             The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

               3(i) Registrant's Articles of Incorporation  (Incorporated herein by reference to 3(i) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

               3(ii)Registrant's  By-Laws  (Incorporated  herein by reference to
                    3(ii) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

               10 Material contracts - Supplemental Benefit Plan Agreement (The information contained on page 8 in the Company's definitive proxy statement relating to the Company's 1999 meeting of stockholders is incorporated herein by reference thereto).

               13   Annual  report  to  security  holders  (Included  herein  by
                    reference   on  pages   1-48,   including   the  cover.)

               21 Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

               27   Financial Data Schedule

(b) No current Report on Form 8-K was filed for the fourth quarter of 1998 of the fiscal year ended December 31, 1998.

(c)  The  exhibits  required to be filed by this Item are listed  under Item 14.
     (a) 3, above.

(d) There are no financial statement schedules required to be filed under this item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 1999.



By:  /s/  Otto P. Robinson, Jr.
----------------------------------
          Otto P. Robinson, Jr.
          President


By:  /s/  Richard E. Grimm
----------------------------------
          Richard E. Grimm
          Executive Vice-President


By:  /s/  Patrick Scanlon
----------------------------------
          Patrick Scanlon
          Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 1999.



By: /s/  Edwin J. Butler                      By: /s/  Robert W. Naismith, Ph.D.
----------------------------------            ----------------------------------
         Edwin J. Butler                               Robert W. Naismith, Ph.D.
         Director                                      Director


By: /s/  Richard E. Grimm                     By: /s/  James B. Nicholas
----------------------------------            ----------------------------------
         Richard E. Grimm                              James B. Nicholas
         Director                                      Director


By: /s/  Russell C. Hazelton                  By:  /s/ Emily S. Perry
----------------------------------            ----------------------------------
         Russell C. Hazelton                           Emily S. Perry
         Director                                      Director


By: /s/  D. William Hume                      By: /s/  Sandra C. Phillips
----------------------------------            ----------------------------------
         D. William Hume                               Sandra C. Phillips
         Director                                      Director


By: /s/  James G. Keisling                    By: /s/  Otto P. Robinson, Jr.
----------------------------------            ----------------------------------
         James G. Keisling                             Otto P. Robinson, Jr.
         Director                                      Director


By: /s/  P. Frank Kozik
----------------------------------
         P. Frank Kozik
         Director

                               INDEX TO EXHIBITS

Exhibit Number
Referred to
Item 601 of                                                 Prior Filing or Exhibit
Regulation S-K          DESCRIPTION OF EXHIBIT                 Page Number Herein
--------------------------------------------------------------------------------------------

    2             Plan of acquisition, reorganization,      None
                  arrangement, liquidation or succession

    3             (i)   Articles of Incorporation           Incorporated herein by
                                                            reference to Exhibit 3 (i) of
                                                            Registrant's report on Form
                                                            10-K filed with the SEC on
                                                            March 30, 1998.

                  (ii)  By-Laws                             Incorporated herein by reference
                                                            to Exhibit 3 (ii)of Registrant's
                                                            report on Form 10-K filed with
                                                            the SEC on March 30, 1998.

    4             Instruments defining the rights of        None
                  security holders, including indentures

    9             Voting trust agreement                    None

    10            Material contracts - Supplemental         Page 8 of the Definitive Proxy
                  Benefit Plan Agreement                    Statement relating to the
                                                            Company's 1999 Meeting of Stock-
                                                            holders is incorporated herein
                                                            by reference thereto.

    11            Statement re:  Computation of per         None
                  share earnings

    12            Statements re:  Computation of ratios     None

    13            Annual report to security holders,        Included herein by reference on
                  Form 10-Q or quarterly report to          pages 1-48, including the cover.
                  security holders

    16            Letter re:  Change in certifying          None
                  accountant

    18            Letter re:  Change in accounting          None
                  principles

    21            Subsidiaries of the registrant            Incorporated herein by reference
                                                            to Exhibit 21 of Registrant's
                                                            report on Form 10-K filed with
                                                            the SEC on March 30, 1998.

    22            Published report regarding matters        None
                  submitted to vote of security holders

    23            Consents of experts and counsel           None

    24            Power of attorney                         None

    27            Financial Data Schedule                   None

    99            Additional Exhibits                       None

                                COMPANY OFFICERS

PENSECO FINANCIAL SERVICES CORPORATION AND
PENN SECURITY BANK AND TRUST COMPANY

EXECUTIVE OFFICERS

Otto P. Robinson, Jr.
President and General Counsel

Richard E. Grimm
Executive Vice-President and Treasurer

Peter F. Moylan
Executive Vice-President, Non-Deposit Services and Trust Officer

Robert F. Duguay
Senior Vice-President, Trust Department

D. William Hume
Senior Vice-President and Assistant Secretary

Andrew A. Kettel, Jr.
Senior Vice-President

Thomas E. Clewell
Vice-President and Assistant Trust Officer

Anne M. Cottone
Vice-President and Compliance Officer

Michael Kosh
Vice-President and Assistant Trust Officer

Audrey F. Markowski
Vice-President

Richard P. Rossi
Vice-President, Director of Human Resources

James Tobin
Vice-President, Charge Card Department Manager

Otto P. Trostel
Vice-President, Marketing

John H. Warnken
Vice-President, Operations

P. Frank Kozik
Secretary

Patrick Scanlon
Controller

Robert P. Heim
Director of Internal Audit

Gerard P. Vasil
Manager, Data Processing

Henry V. Janoski
Chief Investment Officer, Trust Department


PENN SECURITY BANK AND TRUST COMPANY OFFICERS

ASSISTANT VICE-PRESIDENTS

Carl M. Baruffaldi
Nancy Burns
Denise M. Cebular
Carol Curtis McMullen, Assistant Trust Officer and Assistant Secretary Paula M. DePeters
J. Patrick Dietz
Geraldine Hughes
Ann M. Kennedy
Eleanor Kruk
Donald F. Latorre
Caroline Mickelson
Aleta Sebastianelli, and Assistant Secretary

OFFICERS (continued)

Jeffrey Solimine
Beth S. Wolff
Deborah A. Wright

ASSISTANT CASHIERS

Pamela Edwards
Karyn Gaus
Susan T. Holweg
Jacqueline Lucke
Kristen A. McGoff, and Branch Operations Officer
Candace F. Quick
Nereida Santiago
Sharon Thauer
Eileen Walsh

ACCOUNTING OFFICER
Luree M. Waltz

ASSISTANT CONTROLLER
Susan M. Bray

ASSISTANT DIRECTOR OF INTERNAL AUDIT
Paula A. Ralston Nenish

ASSISTANT STUDENT LOAN OFFICER
Jo Ann M. Bevilaqua

BRANCH OPERATIONS OFFICER
Lauren L. Lankford

BUSINESS DEVELOPMENT OFFICER
Christe A. Casciano

CHARGE CARD OPERATIONS OFFICER
Eileen Yanchak

COMPUTER OPERATIONS OFFICER
Charles Penn

CREDIT REVIEW OFFICER
Mark M. Bennett, and Assistant Secretary

DIRECTOR OF CAMPUS BANKING
Douglas R. Duguay

DIRECTOR OF P.C. SYSTEMS
Robert J. Saslo

FINANCIAL REPORTING OFFICER
John R. Anderson III

HUMAN RESOURCES OFFICER
Sharon Rosar

LOAN OFFICERS
Denise Belton
Frank Gardner
Barbara Garofoli
Lisa A. Kearney

OPERATIONS OFFICER
Patricia Pliske

TELLER TRAINING OFFICER
Linda  A. Wolf

TRUST ACCOUNTING OFFICER
Joseph Woytovich

TRUST OPERATIONS OFFICER
Carol Trezzi

                                COMPANY OFFICERS

PENSECO FINANCIAL SERVICES CORPORATION AND
PENN SECURITY BANK AND TRUST COMPANY

BOARD OF DIRECTORS

Edwin J. Butler
Retired Bank Officer

Richard E. Grimm
Executive Vice-President and Treasurer

Russell C. Hazelton
Captain, Trans World Airlines

D. William Hume
Senior Vice-President and Assistant Secretary

James G. Keisling
Partner, Compression Polymers Group, Manufacturer of Plastic Sheet Products

P. Frank Kozik
President, Scranton Craftsmen, Inc., Manufacturer of Ornamental Iron and Precast Concrete Products

Robert W. Naismith, Ph.D.
Chairman & CEO, Genome Securities, Inc.

James B. Nicholas
President, D. G. Nicholas Co., Wholesale Auto Parts Company

Emily S. Perry
Account Executive, Murray Insurance Company

Sandra C. Phillips
Penn State Master Gardener Community Volunteer

Otto P. Robinson, Jr.
Attorney-at-Law, President


PENN SECURITY BANK AND TRUST COMPANY

ADVISORY BOARDS

ABINGTON OFFICE
James L. Burne, DDS
Nancy Burns
Keith Eckel
Richard C. Florey
C. Lee Havey, Jr.
Atty. Patrick J. Lavelle
Sandra C. Phillips

EAST SCRANTON OFFICE
Marie W. Allen
J. Conrad Bosley
Judge Carmen Minora
Mark R. Sarno
Beth S. Wolff

EAST STROUDSBURG OFFICE
Denise M. Cebular
Mary Citro
Robert J. Dillman, Ph.D.
Jere Dunkelberger
Atty. Kirby Upright
Jeffrey Weichel

GREEN RIDGE OFFICE
Carl M. Baruffaldi
Joseph N. Connor
Everett Jones
Atty. Patrick J. Mellody
Caroline Mickelson
George Noone
Howard J. Snowdon

MOUNT POCONO OFFICE
Bruce Berry
Francis Cappelloni
J. Patrick Dietz
Atty. Brian Golden
Robert C. Hay
David Lansdowne

NORTH POCONO OFFICE
Anthony J. Descipio
George F. Edwards
James A. Forti
Atty. David Z. Smith
Deborah A. Wright

SOUTH SIDE OFFICE
Atty. Zygmunt R. Bialkowski, Jr.
Michael P. Brown
Lois Ferrari
Donald F. LaTorre
Jeffrey J. Leventhal
Dr. Ted M. Stampien