Form 10-Q
period 1999-03-31
PENSECO FINANCIAL SERVICES CORP
filed 1999-05-10
CIK 1054508

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                        Commission file number 000-23777

                     PENSECO FINANCIAL SERVICES CORPORATION
                Incorporated pursuant to the Laws of Pennsylvania

                               ------------------

       Internal Revenue Service -- Employer Identification No. 23-2939222

         150 North Washington Avenue, Scranton, Pennsylvania 18503-1848
                                 (570) 346-7741
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 30, 1999, was 2,148,000.



================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION




                                                                            Page
                                                                            ----
  Part I -- FINANCIAL INFORMATION

       Item 1. Financial Statements - Consolidated

                 Balance Sheets:

                   March 31, 1999............................................. 3
                   December 31, 1998.......................................... 3

                 Statements of Income:

                   Three Months Ended March 31, 1999.......................... 4
                   Three Months Ended March 31, 1998.......................... 4

                 Statements of Cash Flows:

                   Three Months Ended March 31, 1999.......................... 5
                   Three Months Ended March 31, 1998.......................... 5

                 Notes to Financial Statements................................ 6

       Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................10


  Part II -- OTHER INFORMATION

       Item 1. Legal Proceedings..............................................16

       Item 2. Changes in Securities..........................................16

       Item 3. Defaults Upon Senior Securities................................16

       Item 4. Submission of Matters to a Vote of Security Holders............17

       Item 5. Other Information..............................................17

       Item 6. Exhibits and Reports on Form 8-K...............................17

       Signatures.............................................................17

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------    ---------
ASSETS
Cash and due from banks                                 $  11,241    $  11,731
Interest-bearing balances with banks                          352          345
Federal funds sold                                          3,430        6,650
                                                        ---------    ---------
  Cash and Cash Equivalents                                15,023       18,726
Investment securities:
  Available-for-sale, at fair value                       112,056      112,346
  Held-to-maturity (fair value of
    $5,695 and $6,266, respectively)                        5,835        6,416
                                                        ---------    ---------
  Total Investment Securities                             117,891      118,762
Loans, net of unearned income                             284,125      283,219
  Less: Allowance for loan losses                           2,850        2,830
                                                        ---------    ---------
  Loans, Net                                              281,275      280,389
Bank premises and equipment                                12,697       12,631
Other real estate owned                                       168          111
Accrued interest receivable                                 3,731        3,234
Other assets                                                2,809        2,246
                                                        ---------    ---------
  Total Assets                                          $ 433,594    $ 436,099
                                                        =========    =========

LIABILITIES
Deposits:
  Non-interest bearing                                  $  55,999    $  56,398
  Interest bearing                                        319,077      321,128
                                                        ---------    ---------
  Total Deposits                                          375,076      377,526
Other borrowed funds:
  Repurchase agreements                                    10,120       10,959
  Short-term borrowings                                       351            -
Accrued interest payable                                    1,922        2,039
Other liabilities                                             889          614
                                                        ---------    ---------
  Total Liabilities                                       388,358      391,138
                                                        ---------    ---------

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000
  shares authorized, 2,148,000 shares issued
  and outstanding)                                             21           21
Surplus                                                    10,819       10,819
Retained earnings                                          34,313       33,688
Accumulated other comprehensive income                         83          433
                                                        ---------    ---------
  Total Stockholders' Equity                               45,236       44,961
                                                        ---------    ---------
  Total Liabilities and Stockholders' Equity            $ 433,594    $ 436,099
                                                        =========    =========

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                          Three Months Ended  Three Months Ended
                                            March 31, 1999      March 31, 1998
                                          ------------------  ------------------
INTEREST INCOME

Interest and fees on loans                         $ 5,478             $ 5,756
Interest and dividends on investments:
  U.S. Treasury securities and U.S.
    Agency obligations                               1,319               1,817
  States & political subdivisions                      197                   -
  Other securities                                      30                   1
Interest on Federal funds sold                          78                 172
Interest on balances with banks                         25                   -
                                          ------------------  ------------------
  Total Interest Income                              7,127               7,746
                                          ------------------  ------------------

INTEREST EXPENSE

Interest on time deposits of $100,000
  or more                                              607                 539
Interest on other deposits                           2,185               2,773
Interest on other borrowed funds                       109                  78
                                          ------------------  ------------------
  Total Interest Expense                             2,901               3,390
                                          ------------------  ------------------
  Net Interest Income                                4,226               4,356
Provision for loan losses                               56                 106
                                          ------------------  ------------------
  Net Interest Income After Provision
    for Loan Losses                                  4,170               4,250
                                          ------------------  ------------------

OTHER INCOME

Trust department income                                258                 218
Service charges on deposit accounts                    165                 158
Other fee income                                     1,644               1,507
Other operating income                                  47                  28
Realized gains on securities, net                        -                   -
                                          ------------------  ------------------
  Total Other Income                                 2,114               1,911
                                          ------------------  ------------------

OTHER EXPENSES

Salaries and employee benefits                       1,921               1,810
Expense of premises and fixed assets                   645                 550
Other operating expenses                             2,241               2,014
                                          ------------------  ------------------
  Total Other Expenses                               4,807               4,374
                                          ------------------  ------------------

Income before income taxes                           1,477               1,787
Applicable income taxes                                401                 539
                                          ------------------  ------------------
  Net Income                                         1,076               1,248

Other comprehensive income, net of taxes:
  Unrealized securities losses                        (350)                (37)
                                          ------------------  ------------------
  Comprehensive Income                             $   726             $ 1,211
                                          ==================  ==================

Earnings per Common Share
  (Based on 2,148,000 shares outstanding)          $  0.50             $  0.58
Cash Dividends Declared Per Common Share           $  0.21             $  0.21

                     PENSECO FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                       Three Months Ended         Three Months Ended
                                                                                         March 31, 1999             March 31, 1998
                                                                                       ------------------         ------------------

OPERATING ACTIVITIES
Net Income                                                                                  $  1,076                   $  1,248
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                   297                        237
  Provision for loan losses                                                                       56                        106
  Deferred income tax provision                                                                   78                          9
  Amortization of securities (net of accretion)                                                   96                         40
  Net (gains) losses on sale of investment securities                                              -                          -
  Loss (gain) on other real estate                                                                 -                         16
  (Increase) decrease in interest receivable                                                    (497)                       145
  (Increase) decrease in other assets                                                           (563)                      (683)
  Increase (decrease) in income taxes payable                                                    321                        485
  (Decrease) increase in interest payable                                                       (117)                       149
  Increase (decrease) in other liabilities                                                        56                         63
                                                                                       ------------------         ------------------
    Net cash provided by operating activities                                                    803                      1,815
                                                                                       ------------------         ------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (15,327)                    (6,033)
  Proceeds from sales and maturities of investment securities available-for-sale              15,000                     14,000
  Proceeds from repayments of investment securities to be held-to-maturity                       572                        980
  Net loans (originated) repaid                                                               (1,000)                    (6,749)
  Proceeds from other real estate                                                                  1                         95
  Investment in premises and equipment                                                          (363)                      (867)
                                                                                       ------------------         ------------------
    Net cash provided (used) by investment activities                                         (1,117)                     1,426
                                                                                       ------------------         ------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                        (757)                     2,213
  Net (payments) proceeds on time deposits                                                    (1,693)                    (2,419)
  Increase (decrease) in federal funds purchased                                                   -                          -
  (Decrease) increase in repurchase agreements                                                  (839)                        98
  Net increase (decrease) in short-term borrowings                                               351                       (152)
  Cash dividends paid                                                                           (451)                      (451)
                                                                                       ------------------         ------------------
    Net cash (used) provided by financing activities                                          (3,389)                      (711)
                                                                                       ------------------         ------------------
    Net (decrease) increase in cash and cash equivalents                                      (3,703)                     2,530
Cash and cash equivalents at January 1                                                        18,726                     18,578
                                                                                       ------------------         ------------------
Cash and cash equivalents at March 31                                                       $ 15,023                   $ 21,108
                                                                                       ==================         ==================

The Company paid interest and income taxes of $3,018 and $78 and $3,241 and $90, for the three month periods ended March 31, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1999
                                   (unaudited)


These Notes to Financial Statements reflect events subsequent to December 31, 1998, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the three month period ended March 31, 1999. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1999, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 1998, incorporated herein by reference.



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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 1998.


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

Securities Available-for-Sale. Bonds, notes, debentures, and certain equity securities not classified as securities to be held-to-maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

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

The amortized cost and fair value of investment securities at March 31, 1999 and December 31, 1998 are as follows:



                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
March 31, 1999                      Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  81,457   $      393   $      119   $  81,731
U.S. Agency securities               5,000            -           44       4,956
States & political subdivisions     23,663            3          107      23,559
--------------------------------------------------------------------------------
  Total Debt Securities            110,120          396          270     110,246
Equity securities                    1,810            -            -       1,810
--------------------------------------------------------------------------------
Total Available-for-Sale         $ 111,930   $      396   $      270   $ 112,056
--------------------------------------------------------------------------------


                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
December 31, 1998                   Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  81,210   $      706   $        -   $  81,916
U.S. Agency securities               5,000            -           14       4,986
States & political subdivisions     23,669           15           50      23,634
--------------------------------------------------------------------------------
  Total Debt Securities            109,879          721           64     110,536
Equity securities                    1,810            -            -       1,810
--------------------------------------------------------------------------------
Total Available-for-Sale         $ 111,689   $      721   $       64   $ 112,346
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
March 31, 1999                      Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities       $   5,835   $        -   $      140   $   5,695
--------------------------------------------------------------------------------
Total Held-to-Maturity           $   5,835   $        -   $      140   $   5,695
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
December 31, 1998                   Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities       $   6,416   $        -   $      150   $   6,266
--------------------------------------------------------------------------------
Total Held-to-Maturity           $   6,416   $        -   $      150   $   6,266
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at March 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 1999                        Available-for-Sale      Held-to-Maturity
--------------------------------------------------------------------------------
                                     Amortized    Fair       Amortized    Fair
                                       Cost       Value        Cost       Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities           $  62,134  $  62,474    $       -  $      -
After one year through five years:
  U.S. Treasury securities              19,323     19,257            -         -
  U.S. Agency securities                 5,000      4,956            -         -
  States & political subdivisions       15,976     15,945            -         -
After five years through ten years:
  States & political subdivisions        6,148      6,102            -         -
After ten years:
  States & political subdivisions        1,539      1,512            -         -
--------------------------------------------------------------------------------
  Subtotal                             110,120    110,246            -         -
Mortgage-backed securities               1,810      1,810        5,835     5,695
--------------------------------------------------------------------------------
  Total Debt Securities              $ 111,930  $ 112,056    $   5,835  $  5,695
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 1999, the balances in the Capital Stock and Surplus accounts totalling $ 10,840 are unavailable for dividends.

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






                    Actual                                           Regulatory Requirements
-----------------------------------------------     --------------------------------------------------


                                                           For Capital                   To Be
                                                       Adequacy Purposes           "Well Capitalized"
As of March 31, 1999          Amount      Ratio       Amount        Ratio         Amount        Ratio
------------------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 47,939    18.57%     > $ 20,654     > 8.0%       > $ 25,817     > 10.0%
                                                    -              -            -              -

Tier 1 Capital
(to Risk Weighted Assets)    $ 45,089    17.46%     > $ 10,327     > 4.0%       > $ 15,490     >  6.0%
                                                    -              -            -              -

Tier 1 Capital
(to Average Assets)          $ 45,089    10.34%     > $      *     >   *        > $ 21,811     >  5.0%
                                                    -              -            -              -

*3.0% ($13,087),  4.0% ($17,449) or 5.0% (21,811) depending on the bank's CAMELS
Rating and other regulatory risk factors.





                    Actual                                           Regulatory Requirements
-----------------------------------------------     --------------------------------------------------


                                                           For Capital                   To Be
                                                       Adequacy Purposes           "Well Capitalized"
As of December 31, 1998       Amount      Ratio       Amount        Ratio         Amount         Ratio
------------------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 47,289    18.36%     > $ 20,610     > 8.0%       > $ 25,764     > 10.0%
                                                    -              -            -              -

Tier 1 Capital
(to Risk Weighted Assets)    $ 44,459    17.26%     > $ 10,305     > 4.0%       > $ 15,458     >  6.0%
                                                    -              -            -              -

Tier 1 Capital
(to Average Assets)          $ 44,459    10.29%     > $      *     >    *       > $ 21,610     >  5.0%
                                                    -              -            -              -

*3.0% ($12,966),  4.0% ($17,288) or 5.0% (21,610) depending on the bank's CAMELS
Rating and other regulatory risk factors.



PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended March 31, 1999 and March 31, 1998. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.


Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $1,076 for three months ending March 31, 1999, a decrease of $172 or 13.8% from the $1,248 reported for the first quarter of 1998. The decrease in earnings is attributed to lower interest margins as well as increases in operating expenses.

The  significant  asset  and  liability   accounts,   consisting  of  investment
securities, loans and customer deposits were relatively unchanged from the amounts at December 31, 1998.


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

Net interest income after provision for loan losses decreased $80 or 1.9%, from $4,250 for the first quarter of 1998 to $4,170 in 1999, the net result of securities and loans repricing at lower rates. In addition, interest bearing liabilities are also repricing downward, but not as sharply as the asset side of the balance sheet.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 1999, the net interest margin was 4.13%, falling 10 basis points from 4.23% in the same period of 1998, the result of a decrease in the yield on earning assets and a slightly smaller decrease in funding costs. Consumers are taking advantage of lower interest rates by refinancing long term fixed rates, which is offset by somewhat smaller decreases on deposit products as consumers seek higher yielding products.

Total average earning assets and total average interest bearing funds decreased in the first quarter of 1999 as compared to 1998. Average earning assets declined $3.0 million, or 1.0%, from $412.0 million in 1998 to $409.0 million in 1999 and average interest bearing funds decreased $6.8 million, or 2.0%, from $338.2 million to $331.4 million for the same periods. As a percentage of average assets, earning assets decreased from 94.6% in the first quarter of 1998 to 93.8% in 1999. Average interest bearing funding sources decreased from 77.7% of total funding sources in the first quarter of 1998 to 76.0% in the same period in 1999, resulting in a slightly lower cost of funds.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 1999 and 1998; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 67.5% in 1998 to 69.2% in 1999; average investments fell slightly from 29.3% to 28.7%. Short-term investments, federal funds sold and interest bearing balances with banks, decreased from 3.1% of earning assets to 2.1%. Time deposits decreased $2.5 million. This change in deposit composition resulted in a decrease in the cost of funds.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax effect yield decreased 33 basis points from 6.01% in the first quarter of 1998 to 5.68% for 1999. Also, average loan yields decreased 53 basis points, from 8.27% in the first three months of 1998 to 7.74% in 1999. The average certificate of deposit cost of funds decreased from 5.63% in 1998 to 5.01% in 1999. This is the primary cause of the decrease in the total cost of funds from 4.01% in 1998 to 3.50% in 1999.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for March 31, 1999 and March 31, 1998.


----------------------------------------------------------------------------------------------------------------
                                                  March 31, 1999                         March 31, 1998
ASSETS                                    Average     Revenue/     Yield/        Average     Revenue/     Yield/
                                          Balance     Expense       Rate         Balance     Expense       Rate
----------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities             $  80,957    $ 1,170       5.78%       $ 111,205    $ 1,665       5.99%
    U.S. Agency obligations                  5,000         70       5.60%               -          -           -
    States & political subdivisions         23,667        197       5.04%               -          -           -
    Federal Home Loan Bank stock             1,790         29       6.48%               -          -           -
    Other                                       20          1       5.00%              20          1       5.00%
  Held-to-maturity:
    U.S. Agency obligations                  6,107         79       5.17%           9,681        152       6.28%
Loans, net of unearned income:
  Real estate mortgages                    224,056      4,283       7.65%         216,985      4,436       8.18%
  Commercial                                18,734        384       8.20%          17,625        376       8.53%
  Consumer and other                        40,270        811       8.06%          43,690        944       8.64%
Federal funds sold                           6,617         78       4.71%          12,750        172       5.40%
Interest on balances with banks              1,857         25       5.38%               -          -           -
----------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                    409,075    $ 7,127       6.97%         411,956    $ 7,746       7.52%
----------------------------------------------------------------------------------------------------------------
Cash and due from banks                     10,614                                 10,841
Bank premises and equipment                 12,748                                  8,977
Accrued interest receivable                  3,426                                  3,631
Other assets                                 3,193                                  2,512
Less:  Allowance for loan losses             2,831                                  2,607
----------------------------------------------------------------------------------------------------------------
Total Assets                             $ 436,225                              $ 435,310
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing                $  23,703    $    64       1.08%       $  22,881    $    86        1.50%
  Savings                                   71,819        267       1.49%          71,401        349        1.95%
  Money markets                             58,403        377       2.58%          68,449        499        2.92%
  Time - Over $100                          46,824        607       5.19%          37,976        539        5.68%
  Time - Other                             119,414      1,477       4.95%         130,704      1,839        5.63%
Federal funds purchased                         17          -          -               41          1        5.00%
Repurchase agreements                       10,871        104       3.83%           6,089         69        4.53%
Short-term borrowings                          353          5       5.68%             637          8        5.02%
----------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                   331,404    $ 2,901       3.50%         338,178    $ 3,390       4.01%
----------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing               56,655                                 50,139
All other liabilities                        2,322                                  3,273
Stockholders' equity                        45,844                                 43,720
----------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                   $ 436,225                              $ 435,310
----------------------------------------------------------------------------------------------------------------
Interest Spread                                                     3.47%                                  3.51%
----------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $ 4,226                                $ 4,356
----------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
  Net interest margin                                               4.13%                                  4.23%
  Return on average assets                                          0.99%                                  1.14%
  Return on average equity                                          9.39%                                 11.42%
  Average equity to average assets                                 10.51%                                 10.04%
  Dividend payout ratio                                            42.00%                                 36.21%
----------------------------------------------------------------------------------------------------------------

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

In the first three months of 1999, the provision for loan losses was $56, a decrease from $106 in the first quarter of 1998. Loans charged-off totaled $125 and recoveries were $89. In the same period of 1998, recoveries of $10 offset loans charged off of $16.


Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 1999 and March 31, 1998, respectively:

                                        March 31,         March 31,
Three Months Ended :                      1999              1998
-------------------------------------------------------------------
Trust department income                 $     258         $     218
Service charges on deposit accounts           165               158
Other fee income                            1,644             1,507
Other operating income                         47                28
Realized gains on securities, net               -                 -
-------------------------------------------------------------------
  Total Other Income                    $   2,114         $   1,911
-------------------------------------------------------------------


Trust department income increased $40.0 or 18.3% from the first quarter of 1998. Other fee income increased 9.1% from the first quarter of 1998, due to an increase in merchant transaction income, along with ATM service charges commencing in 1999. Most of the $137 increase in other fee income is attributed to growth in merchant transaction income of $101 which is the result of attracting new business.


Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 1999 and March 31, 1998, respectively:


                                        March 31,         March 31,
Three Months Ended :                      1999              1998
-------------------------------------------------------------------
Salaries and employee benefits          $   1,921         $   1,810
Expense of premises and fixed assets          645               550
Other operating expenses                    2,241             2,014
-------------------------------------------------------------------
  Total Other Expenses                  $   4,807         $   4,374
-------------------------------------------------------------------


Other expenses increased $433 or 9.9% to $4,807, in the first three months of 1999 as compared to $4,374 in the same period of 1998. Salaries and benefits increased over the first quarter of 1998, due to significantly higher health care coverage provided by the Company to its employees, merit increases, and staff additions. Expense of premises and fixed assets increased due to the addition of two branches which were not operational in the first quarter of 1998. Other non interest expenses increased primarily due to Mastercard and Visa authorization expenses which increased $160 or 14.5% due to competition forcing the industry to live with smaller margins.

Loan Portfolio


                                              March 31,           December 31,
As Of:                                          1999                   1998
------------------------------------------------------------------------------
Real estate - construction
  and land development                        $   3,473             $   4,152
Real estate mortgages                           218,624               221,879
Commercial                                       20,809                18,169
Credit card and related plans                     2,028                 2,286
Installment                                      28,916                28,538
Obligations of states
  and political subdivisions                     10,275                 8,195
------------------------------------------------------------------------------
  Loans, net of unearned income                 284,125               283,219
Less:  Allowance for loan losses                  2,850                 2,830
------------------------------------------------------------------------------
  Loans, net                                  $ 281,275             $ 280,389
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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                 March 31,   December 31,   March 31,
As Of:                                             1999          1998         1998
-------------------------------------------------------------------------------------
Non-accrual loans                                $     709    $      929    $   1,098
Loans past due 90 days or more and accruing:
  Guaranteed student loans                             251           348          249
  Credit card and home equity loans                     26            27           20
-------------------------------------------------------------------------------------
  Total non-performing loans                           986         1,304        1,367
Other real estate owned                                168           111          227
-------------------------------------------------------------------------------------
  Total non-performing assets                    $   1,154    $    1,415    $   1,594
-------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected interest is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $709 and $1,098 at March 31, 1999 and March 31, 1998, respectively. If interest on those loans had been accrued, such income would have been $103 and $101 for the three months ended March 31, 1999 and March 31, 1998, respectively. Interest income on those loans, which is recorded only when received, amounted to $2 and $5 for March 31, 1999 and March 31, 1998, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 1999 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At March 31, 1999 and December 31, 1998, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.





Loan Loss Experience


The following tables present the Company's loan loss experience during the periods indicated:


                                                 March 31,           March 31,
Three Months Ended :                               1999                1998
------------------------------------------------------------------------------
Balance at beginning  of year                    $   2,830           $   2,600
Charge-offs:
  Real estate mortgages                                 82                   -
  Commercial (time and demand)
    and all others                                       7                   6
  Credit card and related plans                         29                   8
  Installment loans                                      7                   2
------------------------------------------------------------------------------
Total charge-offs                                      125                  16
------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                  -                   -
  Commercial (time and demand) and all others           75                   -
  Credit card and related plans                          8                   5
  Installment loans                                      6                   5
------------------------------------------------------------------------------
Total recoveries                                        89                  10
------------------------------------------------------------------------------
Net charge-offs                                         36                   6
------------------------------------------------------------------------------
Provision charged to operations                         56                 106
------------------------------------------------------------------------------
  Balance at End of Period                       $   2,850           $   2,700
------------------------------------------------------------------------------
Ratio of net charge-offs
to average loans outstanding                        0.010%              0.002%
------------------------------------------------------------------------------

The allowance for loan losses is allocated as follows:




As Of:                           March 31, 1999       December 31, 1998       March 31, 1998
------------------------------------------------------------------------------------------------

                                  Amount     % *        Amount     % *        Amount         % *

Real estate mortgages            $ 1,500   78%         $ 1,550   80%         $ 1,375       78%
Commercial (time and demand)
  and all others                     850   11%             830    9%             875       12%
Credit card and related plans        150    1%             150    1%             150        1%
Personal installment loans           350   10%             300   10%             300        9%
------------------------------------------------------------------------------------------------
  Total                          $ 2,850  100%         $ 2,830  100%         $ 2,700      100%
------------------------------------------------------------------------------------------------

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

The Company's total risk-based capital ratio was 18.57% at March 31, 1999. The Company's risk based capital ratio is almost double the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


Year 2000 Compliance

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

All mission critical software has been modified, tested and is in production. Modification, testing and placing in production of all non-mission critical software is expected to be finished by June 30, 1999.

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


The estimated cost for resolving the Y2K issues is $120,000, and $100,000 has been spent so far. These costs are, to a large degree, absorbed as ordinary operating expenses as most of the work is being performed by regular Company staff. This concentrated effort has forced the postponement of a number of projects, including, but not limited to, fully implementing the new continuous form laser printer, image processing and Internet access.


PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


     a.  Exhibits
          10.0      Material contracts - Supplemental Benefit Plan
          27.0      Financial Data Schedule

     b.  Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended March 31, 1999.


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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    May 10, 1999



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    May 10, 1999