Form 10-Q
period 1999-06-30
PENSECO FINANCIAL SERVICES CORP
filed 1999-08-13
CIK 1054508

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

                  For the quarterly period ended June 30, 1999

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 31, 1999, was 2,148,000.



================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION




                                                                            Page
                                                                            ----
 Part I -- FINANCIAL INFORMATION

   Item 1. Financial Statements - Consolidated

             Balance Sheets:

               June 30, 1999...................................................3
               December 31, 1998...............................................3

             Statements of Income:

               Three Months Ended June 30, 1999................................4
               Three Months Ended June 30, 1998................................4
               Six Months Ended June 30, 1999..................................5
               Six Months Ended June 30, 1998..................................5


             Statements of Cash Flows:

               Six Months Ended June 30, 1999..................................6
               Six Months Ended June 30, 1998..................................6

             Notes to Financial Statements.....................................7

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................11


 Part II -- OTHER INFORMATION

   Item 1. Legal Proceedings..................................................18

   Item 2. Changes in Securities..............................................18

   Item 3. Defaults Upon Senior Securities....................................18

   Item 4. Submission of Matters to a Vote of Security Holders................18

   Item 5. Other Information..................................................18

   Item 6. Exhibits and Reports on Form 8-K...................................18

   Signatures.................................................................19

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)



                                                    June 30,        December 31,
                                                      1999              1998
                                                  ------------      ------------

ASSETS
Cash and due from banks                             $  12,703         $  11,731
Interest-bearing balances with banks                      517               345
Federal funds sold                                      3,700             6,650
                                                  ------------      ------------
  Cash and Cash Equivalents                            16,920            18,726
Investment securities:
  Available-for-sale, at fair value                   102,970           112,346
  Held-to-maturity (fair value of $5,285
    and $6,266, respectively)                           5,422             6,416
                                                  ------------      ------------
  Total Investment Securities                         108,392           118,762
Loans, net of unearned income                         285,387           283,219
  Less: Allowance for loan losses                       2,924             2,830
                                                  ------------      ------------
  Loans, Net                                          282,463           280,389
Bank premises and equipment                            12,615            12,631
Other real estate owned                                   137               111
Accrued interest receivable                             3,032             3,234
Other assets                                            2,729             2,246
                                                  ------------      ------------
  Total Assets                                      $ 426,288         $ 436,099
                                                  ============      ============

LIABILITIES
Deposits:
  Non-interest bearing                              $  55,638         $  56,398
  Interest bearing                                    310,488           321,128
                                                  ------------      ------------
  Total Deposits                                      366,126           377,526
Other borrowed funds:
  Repurchase agreements                                12,088            10,959
  Short-term borrowings                                   582                 -
Accrued interest payable                                1,733             2,039
Other liabilities                                         628               614
                                                  ------------      ------------
  Total Liabilities                                   381,157           391,138
                                                  ------------      ------------

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000
  shares authorized, 2,148,000 shares issued
  and outstanding)                                         21                21
Surplus                                                10,819            10,819
Retained earnings                                      34,865            33,688
Accumulated other comprehensive income                   (574)              433
                                                  ------------      ------------
  Total Stockholders' Equity                           45,131            44,961
                                                  ------------      ------------
  Total Liabilities and Stockholders' Equity        $ 426,288         $ 436,099
                                                  ============      ============

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                              Three Months Ended    Three Months Ended
                                                                 June 30, 1999         June 30, 1998
                                                              ------------------    ------------------
INTEREST INCOME

Interest and fees on loans                                          $   5,431            $    5,593
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  1,259                 1,730
  States & political subdivisions                                         171                     -
  Other securities                                                         28                     -
Interest on Federal funds sold                                             55                   128
Interest on balances with banks                                            12                     1
                                                                 -------------        --------------
  Total Interest Income                                                 6,956                 7,452
                                                                 -------------        --------------

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                             556                   536
Interest on other deposits                                              2,104                 2,693
Interest on other borrowed funds                                          126                    82
                                                                 -------------        --------------
  Total Interest Expense                                                2,786                 3,311
                                                                 -------------        --------------
  Net Interest Income                                                   4,170                 4,141
Provision for loan losses                                                   -                   104
                                                                 -------------        --------------
  Net Interest Income After Provision for Loan Losses                   4,170                 4,037
                                                                 -------------        --------------

OTHER INCOME

Trust department income                                                   247                   274
Service charges on deposit accounts                                       167                   159
Other fee income                                                          962                   865
Other operating income                                                     31                    42
Realized gains on securities, net                                           -                     -
                                                                 -------------        --------------
  Total Other Income                                                    1,407                 1,340
                                                                 -------------        --------------

OTHER EXPENSES

Salaries and employee benefits                                          1,851                 1,849
Expense of premises and fixed assets                                      682                   529
Other operating expenses                                                1,683                 1,498
                                                                 -------------        --------------
  Total Other Expenses                                                  4,216                 3,876
                                                                 -------------        --------------

Income before income taxes                                              1,361                 1,501
Applicable income taxes                                                   358                   454
                                                                 -------------        --------------
  Net Income                                                            1,003                 1,047

Other comprehensive income, net of taxes:
  Unrealized securities losses                                           (657)                  (58)
                                                                 -------------        --------------
  Comprehensive Income                                              $     346            $      989
                                                                 =============        ==============

Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                           $    0.47            $     0.49
Cash Dividends Declared Per Common Share                            $    0.21            $     0.21


                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                               Six Months Ended      Six Months Ended
                                                                June 30, 1999         June 30, 1998
                                                              ------------------    ------------------
INTEREST INCOME

Interest and fees on loans                                          $  10,909            $   11,349
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  2,578                 3,547
  States & political subdivisions                                         368                     -
  Other securities                                                         58                     1
Interest on Federal funds sold                                            133                   300
Interest on balances with banks                                            37                     1
                                                                 -------------        --------------
  Total Interest Income                                                14,083                15,198
                                                                 -------------        --------------

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                           1,163                 1,075
Interest on other deposits                                              4,289                 5,466
Interest on other borrowed funds                                          235                   160
                                                                 -------------        --------------
  Total Interest Expense                                                5,687                 6,701
                                                                 -------------        --------------
  Net Interest Income                                                   8,396                 8,497
Provision for loan losses                                                  56                   210
                                                                 -------------        --------------
  Net Interest Income After Provision for Loan Losses                   8,340                 8,287
                                                                 -------------        --------------

OTHER INCOME

Trust department income                                                   505                   492
Service charges on deposit accounts                                       332                   318
Other fee income                                                        2,606                 2,372
Other operating income                                                     78                    69
Realized gains on securities, net                                           -                     -
                                                                 -------------        --------------
  Total Other Income                                                    3,521                 3,251
                                                                 -------------        --------------

OTHER EXPENSES

Salaries and employee benefits                                          3,772                 3,659
Expense of premises and fixed assets                                    1,327                 1,079
Other operating expenses                                                3,924                 3,512
                                                                 -------------        --------------
  Total Other Expenses                                                  9,023                 8,250
                                                                 -------------        --------------

Income before income taxes                                              2,838                 3,288
Applicable income taxes                                                   759                   993
                                                                 -------------        --------------
  Net Income                                                            2,079                 2,295

Other comprehensive income, net of taxes:
  Unrealized securities losses                                         (1,007)                  (95)
                                                                 -------------        -------------
  Comprehensive Income                                              $   1,072            $    2,200
                                                                 =============        =============

Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                           $   0.97             $     1.07
Cash Dividends Declared Per Common Share                            $   0.42             $     0.42


                     PENSECO FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                        Six Months Ended     Six Months Ended
                                                                                          June 30, 1999        June 30, 1998
                                                                                        ----------------     ----------------

OPERATING ACTIVITIES
Net Income                                                                                  $  2,079             $  2,295
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                   591                  478
  Provision for loan losses                                                                       56                  210
  Deferred income tax provision                                                                  (15)                  11
  Amortization of securities (net of accretion)                                                  190                   85
  Net (gains) losses on sale of investment securities                                              -                    -
  Loss (gain) on other real estate                                                                 -                   16
  Decrease (increase) in interest receivable                                                     202                  298
  (Increase) decrease in other assets                                                           (483)                (553)
  (Decrease) increase in income taxes payable                                                   (232)                   9
  (Decrease) increase in interest payable                                                       (306)                (337)
  Increase (decrease) in other liabilities                                                       779                 (183)
                                                                                           -----------          -----------
    Net cash provided by operating activities                                                  2,861                2,329
                                                                                           -----------          -----------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (28,335)             (12,092)
  Proceeds from sales and maturities of investment securities available-for-sale              36,015               31,000
  Proceeds from repayments of investment securities to be held-to-maturity                       975                1,986
  Net loans (originated) repaid                                                               (2,241)             (14,284)
  Proceeds from other real estate                                                                 85                  217
  Investment in premises and equipment                                                          (575)              (2,258)
                                                                                           -----------          -----------
    Net cash provided (used) by investment activities                                          5,924                4,569
                                                                                           -----------          -----------

FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                       2,863                2,015
  Net (payments) proceeds on time deposits                                                   (14,263)              (7,193)
  Increase (decrease) in federal funds purchased                                                   -                    -
  Increase (decrease) in repurchase agreements                                                 1,129                1,610
  Net increase (decrease) in short-term borrowings                                               582                 (139)
  Cash dividends paid                                                                           (902)                (902)
                                                                                           -----------          -----------
    Net cash (used) provided by financing activities                                         (10,591)              (4,609)
                                                                                           -----------          -----------
    Net (decrease) increase in cash and cash equivalents                                      (1,806)               2,289
Cash and cash equivalents at January 1                                                        18,726               18,578
                                                                                           -----------          -----------
Cash and cash equivalents at June 30                                                        $ 16,920             $ 20,867
                                                                                           ===========          ===========

The Company paid interest and income taxes of $5,993 and $781 and $7,038 and $1,090, for the six month periods ended June 30, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 1999
                                   (unaudited)


These Notes to Financial Statements reflect events subsequent to December 31, 1998, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the six month period ended June 30, 1999. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 1999 and June 30, 1998 and for the six months ended June 30, 1999 and June 30,1998, in respect to the Company's capital requirements and liquidity, (2)
Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 1998, incorporated herein by reference.



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

The amortized cost and fair value of investment securities at June 30, 1999 and December 31, 1998 are as follows:



                               Available-for-Sale

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
June 30, 1999                     Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $  73,379   $      173   $      396   $  73,156
U.S. Agency securities              5,000            -          116       4,884
States & political subdivisions    23,642            -          530      23,112
--------------------------------------------------------------------------------
  Total Debt Securities           102,021          173        1,042     101,152
Equity securities                   1,818            -            -       1,818
--------------------------------------------------------------------------------
Total Available-for-Sale        $ 103,839   $      173   $    1,042   $ 102,970
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
June 30, 1999                     Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities      $   5,422   $        -   $      137   $   5,285
--------------------------------------------------------------------------------
Total Held-to-Maturity          $   5,422   $        -   $      137   $   5,285
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
December 31, 1998                 Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities      $   6,416   $        -   $      150   $   6,266
--------------------------------------------------------------------------------
Total Held-to-Maturity          $   6,416   $        -   $      150   $   6,266
-------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 1999                         Available-for-Sale      Held-to-Maturity
--------------------------------------------------------------------------------
                                     Amortized    Fair       Amortized   Fair
                                       Cost       Value        Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities           $  41,081  $  41,211    $       -  $     -
After one year through five years:
  U.S. Treasury securities              32,298     31,945            -        -
  U.S. Agency securities                 5,000      4,884            -        -
  States & political subdivisions       16,376     16,105            -        -
After five years through ten years:
  States & political subdivisions        6,215      6,016            -        -
After ten years:
  States & political subdivisions        1,051        991            -        -
--------------------------------------------------------------------------------
  Subtotal                             102,021    101,152            -        -
Mortgage-backed securities                   -          -        5,422    5,285
--------------------------------------------------------------------------------
  Total Debt Securities              $ 102,021  $ 101,152    $   5,422  $ 5,285
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 1999, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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






                   Actual                                   Regulatory Requirements
--------------------------------------------     -----------------------------------------


                                                     For Capital               To Be
                                                  Adequacy Purposes     "Well Capitalized"
As of June 30, 1999         Amount    Ratio       Amount      Ratio      Amount     Ratio
------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)  $ 48,629   18.57%   > $ 20,947   >  8.0%   > $ 26,183   > 10.0%
                                               -            -         -            -

Tier 1 Capital
(to Risk Weighted Assets)  $ 45,705   17.46%   > $ 10,473   >  4.0%   > $ 15,710   >  6.0%
                                               -            -         -            -

Tier 1 Capital
(to Average Assets)        $ 45,705   10.67%   > $      *   >     *   > $ 21,423   >  5.0%
                                               -            -         -            -

*3.0% ($12,854), 4.0% ($17,138) or 5.0% ($21,423) depending on the bank's CAMELS
Rating and other regulatory risk factors.






                   Actual                                   Regulatory Requirements
--------------------------------------------     -----------------------------------------


                                                     For Capital               To Be
                                                  Adequacy Purposes     "Well Capitalized"
As of December 31, 1998     Amount     Ratio      Amount      Ratio      Amount     Ratio
------------------------------------------------------------------------------------------

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


PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended June 30, 1999 and June 30, 1998 and for the six months ended June 30, 1999 and June 30,1998. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

The Company reported net income of $2,079 for the six months ending June 30, 1999, a decrease of $216, or 9.4% from the $2,295 reported for the six months ending June 30, 1998. The decrease in earnings is attributed to lower interest margins as well as increases in operating expenses, due to the addition of two branches which were not operational in the first half of 1998.

Loans increased $2.2 million, or 1.0%, while investments decreased $10.4 million, or 8.8% since December 31, 1998. Deposits decreased $11.4 million, or 3.0%, while repurchase agreements increased $1.1 million, or 10.3% since December 31, 1998.

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

Net interest income after provision for loan losses increased $53, or 0.6% from $8,287 for the first half of 1998 to $8,340 in 1999. Largely, this is the result of there being no need to record an expense for the provision for loan losses for the three month period ending June 30, 1999, due to a large recovery. In addition, earning assets repriced downward 55 basis points due to investments and loans repricing at lower rates, along with interest bearing liabilities repricing downward 57 basis points, as shown on the following schedule. Basically, the reduction was due to the lowering of interest rates on time deposits.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1999, the net interest margin was 4.14%, falling 5 basis points from 4.19% in the same period of 1998, the result of a decrease in the yield on earning assets offset by lower funding costs. Consumers are taking advantage of lower interest rates by refinancing long term fixed rates, which are offset by decreases on deposit products.

Total average earning assets and total average interest bearing funds decreased in the second quarter of 1999 as compared to 1998. Average earning assets remained relatively unchanged from $405.4 million in 1998 to $405.3 million in 1999 while average interest bearing funds decreased $4.3 million, or 1.3%, from $330.4 million to $326.1 million for the same periods. As a percentage of average assets, earning assets decreased from 95.0% in the first half of 1998 to 94.6% in 1999. Average interest bearing funding sources decreased from 77.4% of total funding sources in the first half of 1998 to 76.1% in the same period in 1999, resulting in a lower cost of funds.

Changes in the mix of earning assets were similar in impact to the changes in the composition of funding sources in the first half of both 1999 and 1998. The changes in the mix of earning assets were more significant than the changes in the composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 69.3% in 1998 to 70.5% in 1999; average investments fell slightly from 28.0% to 27.8%. Short-term investments, federal funds sold and interest bearing balances with banks, decreased from 2.6% of earning assets to 1.7%. Time deposits decreased $7.5 million, or 4.5% over the same year ago period ended June 30, 1998. This change in deposit composition contributed to the reduction of the cost of funds by 57 basis points from the year ago period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax effect yield decreased 58 basis points from 6.25% in the first quarter of 1998 to 5.67% for 1999. Also, average loan yields decreased 44 basis points, from 8.08% in the first half of 1998 to 7.64% in 1999. The average certificate of deposit cost of funds decreased from 5.64% in 1998 to 5.06% in 1999. This is the primary cause of the decrease in the total cost of funds from 4.06% in 1998 to 3.49% in 1999.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for June 30, 1999 and June 30, 1998.



------------------------------------------------------------------------------------------------------------------
                                                   June 30, 1999                            June 30, 1998
ASSETS                                  Average       Revenue/     Yield/       Average       Revenue/     Yield/
                                        Balance       Expense       Rate        Balance       Expense       Rate
------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities           $  76,497      $  2,285      5.97%      $ 104,783      $  3,263      6.23%
    U.S. Agency obligations                5,000           142      5.68%              -             -          -
    States & political subdivisions       23,653           368      4.71%              -             -          -
    Federal Home Loan Bank stock           1,798            57      6.34%              -             -          -
    Other                                     20             1      5.00%             20             1      5.00%
  Held-to-maturity:
    U.S. Agency obligations                5,624           150      5.33%          8,668           285      6.58%
Loans, net of unearned income:
  Real estate mortgages                  222,095         8,554      7.70%        218,733         8,893      8.13%
  Commercial                              22,826           940      8.24%         18,419           774      8.40%
  Consumer and other                      40,633         1,415      6.96%         43,880         1,681      7.66%
Federal funds sold                         5,604           133      4.75%         10,850           300      5.53%
Interest on balances with banks            1,516            38      5.01%             34             1      5.88%
------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  405,266      $ 14,083      6.95%        405,387      $ 15,198      7.50%
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                   10,969                                  10,124
Bank premises and equipment               12,652                                   9,865
Accrued interest receivable                2,377                                   3,570
Other assets                                  97                                     780
Less:  Allowance for loan losses           2,905                                   2,701
------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 428,456                               $ 427,025
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing              $  23,772      $    127      1.07%      $  23,454      $    169      1.44%
  Savings                                 72,042           534      1.48%         70,813           699      1.97%
  Money markets                           58,627           768      2.62%         62,561           967      3.09%
  Time - Over $100                        42,991         1,162      5.41%         38,111         1,075      5.64%
  Time - Other                           116,071         2,860      4.93%        128,452         3,631      5.65%
Federal funds purchased                      146             3      4.11%             40             1      5.00%
Repurchase agreements                     11,710           221      3.77%          6,354           143      4.50%
Short-term borrowings                        703            11      3.13%            600            16      5.33%
------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 326,062      $  5,686      3.49%        330,385      $  6,701      4.06%
------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             54,676                                  49,185
All other liabilities                      1,805                                   2,846
Stockholders' equity                      45,913                                  44,609
------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 428,456                               $ 427,025
------------------------------------------------------------------------------------------------------------------
Interest Spread                                                     3.46%                                   3.44%
------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $  8,397                                $ 8,497
------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
  Net interest margin                                               4.14%                                   4.19%
  Return on average assets                                          0.97%                                   1.08%
  Return on average equity                                          9.06%                                  10.29%
  Average equity to average assets                                 10.72%                                  10.45%
  Dividend payout ratio                                            43.30%                                  39.25%
-------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb such losses based upon a review of many factors, including historical loss experience, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), economic conditions and trends, loan portfolio volume and mix, loan performance trends, the value and adequacy of collateral, and the Company's internal credit review process. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. The quarterly provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses. Based on this ongoing evaluation, management determines the provision necessary to maintain an appropriate allowance.

In the first six months of 1999, the provision for loan losses was $56, a decrease from $210 in the first six months of 1998. Loans charged-off totaled $145 and recoveries were $183. In the same period of 1998, recoveries of $15 offset loans charged off of $25.


Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 1999 and June 30, 1998, respectively:


                                         June 30,          June 30,
Three Months Ended :                       1999              1998
--------------------------------------------------------------------
Trust department income                  $    247          $    274
Service charges on deposit accounts           167               159
Other fee income                              962               865
Other operating income                         31                42
Realized gains on securities, net               -                 -
--------------------------------------------------------------------
  Total Other Income                     $  1,407          $  1,340
--------------------------------------------------------------------


Other income increased $67, or 5.0% for the three month period ending June 30, 1999 to $1,407, from $1,340 for the three months ended June 30, 1998. Largely this increase is the result of $39 in ATM service charge income which was initiated in January 1999, along with improved growth in merchant discounts, due to increases in our customer base, as well as, increases with our existing customers.



The following table sets forth information by category of other income for the Company for six months ended June 30, 1999 and June 30, 1998, respectively:

                                         June 30,          June 30,
Six Months Ended :                         1999              1998
--------------------------------------------------------------------
Trust department income                  $    505          $    492
Service charges on deposit accounts           332               318
Other fee income                            2,606             2,372
Other operating income                         78                69
Realized gains on securities, net               -                 -
--------------------------------------------------------------------
  Total Other Income                     $  3,521          $  3,251
--------------------------------------------------------------------


Other income increased $270, or 8.3% for the first half of 1999 to $3,521 from $3,251 for the same period of 1998. Contributing increases came from other fee income, mainly ATM service charge income of $103 along with $167 from merchant discounts. In both of these areas the bank realized improved efficiencies, as well as, increases in our customer base.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  1999  and  June  30,  1998,
respectively:


                                         June 30,          June 30,
Three Months Ended :                       1999              1998
--------------------------------------------------------------------
Salaries and employee benefits           $  1,851          $  1,849
Expense of premises and fixed assets          682               529
Other operating expenses                    1,683             1,498
--------------------------------------------------------------------
  Total Other Expenses                   $  4,216          $  3,876
--------------------------------------------------------------------


Other expenses increased $340, or 8.8% to $4,216, in the three month period ending June 30, 1999 as compared to $3,876 in the same period of 1998. Expense of premises and fixed assets increased due to the addition of two branches which were not operational in the second quarter of 1998. Other operating expenses increased primarily due to Mastercard and Visa authorization interchange expenses which increased $54, or 8.3% due to Mastercard and Visa International imposing higher transaction costs.



The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 1999 and June 30, 1998, respectively:


                                         June 30,          June 30,
Six Months Ended :                         1999              1998
--------------------------------------------------------------------
Salaries and employee benefits           $  3,772          $  3,659
Expense of premises and fixed assets        1,327             1,079
Other operating expenses                    3,924             3,512
--------------------------------------------------------------------
  Total Other Expenses                   $  9,023          $  8,250
--------------------------------------------------------------------


Other expenses increased $773, or 9.4% to $9,023, in the first six months of 1999 as compared to $8,250 in the same period of 1998. Salaries and employee benefits increased $113, or 3.1% due to staff additions, along with higher health care costs. Expense of premises and fixed assets increased due to the addition of two branches which were not operational in the first half of 1998. Other operating expenses increased primarily due to Mastercard and Visa authorization interchange expenses which increased $213, or 12.1% due to Mastercard and Visa International imposing higher transaction costs.



Loan Portfolio


                                               June 30,            December 31,
As Of:                                          1999                   1998
-------------------------------------------------------------------------------
Real estate - construction
  and land development                        $   3,672             $   4,152
Real estate mortgages                           219,321               221,879
Commercial                                       23,964                18,169
Credit card and related plans                     2,097                 2,286
Installment                                      28,310                28,538
Obligations of states
  and political subdivisions                      8,023                 8,195
-------------------------------------------------------------------------------
  Loans, net of unearned income                 285,387               283,219
Less:  Allowance for loan losses                  2,924                 2,830
-------------------------------------------------------------------------------
  Loans, net                                  $ 282,463             $ 280,389
-------------------------------------------------------------------------------

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:



                                              June 30,   December 31,   June 30,
As Of:                                          1999         1998         1998
--------------------------------------------------------------------------------
Non-accrual loans                             $   770      $   929      $ 1,120
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        328          348          276
  Credit card and home equity loans                 4           27           21
-------------------------------------------------------------------------------
  Total non-performing loans                    1,102        1,304        1,417
Other real estate owned                           137          111          105
-------------------------------------------------------------------------------
  Total non-performing assets                 $ 1,239      $ 1,415      $ 1,522
--------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected interest is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $770 and $1,120 at June 30, 1999 and June 30, 1998, respectively. If interest on those loans had been accrued, such income would have been $107 and $110 for the six months ended June 30, 1999 and June 30, 1998, respectively. Interest income on those loans, which is recorded only when received, amounted to $7 and $13 for June 30, 1999 and June 30, 1998, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 1999 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At June 30, 1999 and December 31, 1998, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                                   June 30,            June 30,
Six Months Ended :                                   1999                1998
--------------------------------------------------------------------------------
Balance at beginning  of year                      $  2,830            $  2,600
Charge-offs:
  Real estate mortgages                                  82                   6
  Commercial (time and demand)
    and all others                                        7                   6
  Credit card and related plans                          43                  11
  Installment loans                                      13                   2
--------------------------------------------------------------------------------
Total charge-offs                                       145                  25
--------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                   -                   1
  Commercial (time and demand) and all others           168                   -
  Credit card and related plans                           8                   8
  Installment loans                                       7                   6
--------------------------------------------------------------------------------
Total recoveries                                        183                  15
--------------------------------------------------------------------------------
Net (recoveries) charge-offs                            (38)                 10
--------------------------------------------------------------------------------
Provision charged to operations                          56                 210
--------------------------------------------------------------------------------
  Balance at End of Period                         $  2,924            $  2,800
--------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs
to average loans outstanding                         -0.013%              0.004%
--------------------------------------------------------------------------------


The allowance for loan losses is allocated as follows:


As Of:                             June 30, 1999         December 31, 1998         June 30, 1998
--------------------------------------------------------------------------------------------------

                                  Amount       % *        Amount       % *        Amount      % *

Real estate mortgages            $ 1,500     78%         $ 1,550     80%         $ 1,450     78%
Commercial (time and demand)
  and all others                     924     11%             830      9%             900     11%
Credit card and related plans        150      1%             150      1%             150      1%
Personal installment loans           350     10%             300     10%             300     10%
--------------------------------------------------------------------------------------------------
  Total                          $ 2,924    100%         $ 2,830    100%         $ 2,800    100%
--------------------------------------------------------------------------------------------------

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

The Company's total risk-based capital ratio was 18.57% at June 30, 1999. The Company's risk based capital ratio is almost double the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


Year 2000 Compliance

The "Year 2000" (Y2K) issue is the result of computer programs and files being written using a two digit as opposed to a four digit year field. Programs which use two digit year fields in comparing dates, sorting dates or using dates in calculations can result in system failures or significant miscalculations if not corrected.

The Company's formal written Y2K Readiness Plan was developed in early 1998, although much systems and programming work on existing and new systems had been accomplished long before that date. The plan has awareness, assessment, renovation, validation and implementation phases. The Company has completed the awareness and assessment phases of the plan and has substantially completed the renovation, validation and implementation phases.

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

All mission critical software has been modified, tested and is in production. Modification, testing and placing in production of all non-mission critical software has been substantially completed as of June 30, 1999.

The Company is closely tracking the progress each vendor is making in resolving the problems associated with Y2K. Testing has been completed with third parties such as MasterCard and Visa, MAC ATM Network and Federal Reserve FedLine.

Additionally, the Company has contacted its major borrowers to determine the level of progress each has made in addressing the Y2K problem.

The Company has developed, and the Board of Directors has adopted, a Y2K Contingency Plan. The overall Contingency Plan identifies the Company's core business processes and analyzes the effect of failures of systems on the ability to perform the various business processes. It further identifies those systems which are mission critical - those which the Company cannot do without for more than a day or two, and those that the Company can alternately process on a manual basis or not process at all for a week or two - non-mission critical. For all systems, an Extensive Business Resumption Contingency Plan provides for alternative methods of doing business in the unlikely event of a system malfunction.

The Contingency Plan also covers what the Company will do if electricity and/or communications fail. It also provides for coverage of additional funding and cash needs which may arise before and after the century date change and provides for the possible temporary closing of offices due to loss of security systems, electricity, etc.

The responsibility of validating the Contingency Plan lies with the Company's Director of Internal Audit. The Contingency Plan was completed as of June 30, 1999, although, it is a document that will be continually updated as systems change in the future. The Contingency Plan will be tested and validated during the third and fourth quarters of this year.

The estimated cost for resolving the Y2K issues is $120,000, and $110,000 has been spent so far. These costs are, to a large degree, absorbed as ordinary operating expenses as most of the work is being performed by regular Company staff. This concentrated effort has forced the postponement of a number of projects, including, but not limited to, fully implementing the new continuous form laser printer, image processing and Internet access.


PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     The  Annual  Meeting  of   Shareholders  of  Penseco   Financial   Services
     Corporation was held on May 4, 1999.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2003, were elected:



                         number of votes     number of votes        number of
                        cast for director  cast against director  votes not cast
                        -----------------  ---------------------  --------------

       Edwin J. Butler      1,903,590                3,760            240,650
       P. Frank Kozik       1,886,212               21,138            240,650


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

     a.  Exhibits
          27.0    Financial Data Schedule

     b.  Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended June 30, 1999.

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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    August 13, 1999



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    August 13, 1999