Form 10-Q
period 1999-09-30
PENSECO FINANCIAL SERVICES CORP
filed 1999-10-29
CIK 1054508

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

                For the quarterly period ended September 30, 1999

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 31, 1999, was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                 September 30, 1999.........................................  3
                 December 31, 1998..........................................  3

               Statements of Income:

                 Three Months Ended September 30, 1999......................  4
                 Three Months Ended September 30, 1998......................  4
                 Nine Months Ended September 30, 1999.......................  5
                 Nine Months Ended September 30, 1998.......................  5

               Statements of Cash Flows:

                 Nine Months Ended September 30, 1999.......................  6
                 Nine Months Ended September 30, 1998.......................  6

               Notes to Financial Statements................................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 11

Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings.............................................. 18

     Item 2. Changes in Securities.......................................... 18

     Item 3. Defaults Upon Senior Securities................................ 18

     Item 4. Submission of Matters to a Vote of Security Holders............ 18

     Item 5. Other Information.............................................. 18

     Item 6. Exhibits and Reports on Form 8-K............................... 18

     Signatures............................................................. 18

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                                      PENSECO FINANCIAL SERVICES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)
                                             (in thousands of dollars)


                                                              September 30,              December 31,
                                                                  1999                      1998
                                                             ---------------           ---------------
ASSETS
Cash and due from banks                                           $  11,165                 $  11,731
Interest-bearing balances with banks                                  4,790                       345
Federal funds sold                                                    5,550                     6,650
                                                             ---------------           ---------------
  Cash and Cash Equivalents                                          21,505                    18,726
Investment securities:
  Available-for-sale, at fair value                                 102,670                   112,346
  Held-to-maturity (fair value of $4,943
    and $6,266, respectively)                                         5,084                     6,416
                                                             ---------------           ---------------
  Total Investment Securities                                       107,754                   118,762
Loans, net of unearned income                                       281,904                   283,219
  Less: Allowance for loan losses                                     2,924                     2,830
                                                             ---------------           ---------------
  Loans, Net                                                        278,980                   280,389
Bank premises and equipment                                          12,420                    12,631
Other real estate owned                                                  53                       111
Accrued interest receivable                                           3,246                     3,234
Other assets                                                          2,791                     2,246
                                                             ---------------           ---------------
  Total Assets                                                    $ 426,749                 $ 436,099
                                                             ===============           ===============

LIABILITIES
Deposits:
  Non-interest bearing                                            $  60,492                 $  56,398
  Interest bearing                                                  304,160                   321,128
                                                             ---------------           ---------------
  Total Deposits                                                    364,652                   377,526
Other borrowed funds:
  Repurchase agreements                                              12,744                    10,959
  Short-term borrowings                                                 651                         -
Accrued interest payable                                              1,933                     2,039
Other liabilities                                                       828                       614
                                                             ---------------           ---------------
  Total Liabilities                                                 380,808                   391,138
                                                             ---------------           ---------------

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                   21                        21
Surplus                                                              10,819                    10,819
Retained earnings                                                    35,821                    33,688
Accumulated other comprehensive income                                 (720)                      433
                                                             ---------------           ---------------
  Total Stockholders' Equity                                         45,941                    44,961
                                                             ---------------           ---------------
  Total Liabilities and Stockholders' Equity                      $ 426,749                 $ 436,099
                                                             ===============           ===============

                                      PENSECO FINANCIAL SERVICES CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                             (in thousands of dollars)

                                                                Three Months Ended             Three Months Ended
                                                                September 30, 1999             September 30, 1998
                                                              -----------------------        -----------------------
INTEREST INCOME

Interest and fees on loans                                             $  5,489                       $  5,757
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                    1,194                          1,609
  States & political subdivisions                                           227                              -
  Other securities                                                           30                              -
Interest on Federal funds sold                                               87                            141
Interest on balances with banks                                             111                             51
                                                                   -------------                  -------------
  Total Interest Income                                                   7,138                          7,558
                                                                   -------------                  -------------

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                               460                            509
Interest on other deposits                                                2,148                          2,650
Interest on other borrowed funds                                            139                            116
                                                                   -------------                  -------------
  Total Interest Expense                                                  2,747                          3,275
                                                                   -------------                  -------------
  Net Interest Income                                                     4,391                          4,283
Provision for loan losses                                                    14                             75
                                                                   -------------                  -------------
  Net Interest Income After Provision for Loan Losses                     4,377                          4,208
                                                                   -------------                  -------------

OTHER INCOME

Trust department income                                                     265                            264
Service charges on deposit accounts                                         178                            171
Other fee income                                                          1,927                          1,656
Other operating income                                                       27                             25
Realized gains on securities, net                                             -                              -
                                                                   -------------                  -------------
  Total Other Income                                                      2,397                          2,116
                                                                   -------------                  -------------

OTHER EXPENSES

Salaries and employee benefits                                            1,824                          1,829
Expense of premises and fixed assets                                        607                            558
Other operating expenses                                                  2,390                          2,245
                                                                   -------------                  -------------
  Total Other Expenses                                                    4,821                          4,632
                                                                   -------------                  -------------

Income before income taxes                                                1,953                          1,692
Applicable income taxes                                                     546                            512
                                                                   -------------                  -------------
  Net Income                                                              1,407                          1,180

Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                     (146)                           362
                                                                   -------------                  -------------
  Comprehensive Income                                                 $  1,261                       $  1,542
                                                                   =============                  =============

Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                              $   0.65                       $   0.55
Cash Dividends Declared Per Common Share                               $   0.21                       $   0.21


                                      PENSECO FINANCIAL SERVICES CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)
                                             (in thousands of dollars)

                                                                Nine Months Ended              Nine Months Ended
                                                                September 30, 1999             September 30, 1998
                                                              -----------------------        -----------------------
INTEREST INCOME

Interest and fees on loans                                             $ 16,398                       $ 17,106
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                    3,772                          5,156
  States & political subdivisions                                           595                              -
  Other securities                                                           88                              1
Interest on Federal funds sold                                              220                            441
Interest on balances with banks                                             148                             52
                                                                   -------------                  -------------
  Total Interest Income                                                  21,221                         22,756
                                                                   -------------                  -------------

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                             1,623                          1,584
Interest on other deposits                                                6,437                          8,116
Interest on other borrowed funds                                            374                            276
                                                                   -------------                  -------------
  Total Interest Expense                                                  8,434                          9,976
                                                                   -------------                  -------------
  Net Interest Income                                                    12,787                         12,780
Provision for loan losses                                                    70                            285
                                                                   -------------                  -------------
  Net Interest Income After Provision for Loan Losses                    12,717                         12,495
                                                                   -------------                  -------------

OTHER INCOME

Trust department income                                                     770                            756
Service charges on deposit accounts                                         510                            489
Other fee income                                                          4,533                          4,028
Other operating income                                                      105                             94
Realized gains on securities, net                                             -                              -
                                                                   -------------                  -------------
  Total Other Income                                                      5,918                          5,367
                                                                   -------------                  -------------

OTHER EXPENSES

Salaries and employee benefits                                            5,596                          5,488
Expense of premises and fixed assets                                      1,934                          1,637
Other operating expenses                                                  6,314                          5,757
                                                                   -------------                  -------------
  Total Other Expenses                                                   13,844                         12,882
                                                                   -------------                  -------------

Income before income taxes                                                4,791                          4,980
Applicable income taxes                                                   1,305                          1,505
                                                                   -------------                  -------------
  Net Income                                                              3,486                          3,475

Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                   (1,153)                           267
                                                                   -------------                  -------------
  Comprehensive Income                                                 $  2,333                       $  3,742
                                                                   =============                  =============

Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                              $   1.62                       $   1.62
Cash Dividends Declared Per Common Share                               $   0.63                       $   0.63


                                      PENSECO FINANCIAL SERVICES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                             (in thousands of dollars)

                                                                                     Nine Months Ended          Nine Months Ended
                                                                                     September 30, 1999         September 30, 1998
                                                                                    --------------------       --------------------

OPERATING ACTIVITIES
Net Income                                                                               $   3,486                  $   3,475
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 885                        733
  Provision for loan losses                                                                     70                        285
  Deferred income tax provision                                                               (216)                      (127)
  Amortization of securities (net of accretion)                                                273                        144
  Net (gains) losses on sale of investment securities                                            -                          -
  Loss (gain) on other real estate                                                               -                         16
  (Increase) decrease in interest receivable                                                   (12)                       309
  (Increase) decrease in other assets                                                         (545)                      (493)
  Increase (decrease) in income taxes payable                                                   66                         89
  (Decrease) increase in interest payable                                                     (106)                      (361)
  Increase (decrease) in other liabilities                                                     957                         (8)
                                                                                        -----------                -----------
    Net cash provided by operating activities                                                4,858                      4,062
                                                                                        -----------                -----------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                     (38,329)                   (24,905)
  Proceeds from sales and maturities of investment securities available-for-sale            46,015                     46,000
  Proceeds from repayments of investment securities to be held-to-maturity                   1,303                      2,832
  Net loans repaid (originated)                                                              1,228                    (18,006)
  Proceeds from other real estate                                                              169                        218
  Investment in premises and equipment                                                        (674)                    (3,978)
                                                                                        -----------                -----------
    Net cash provided (used) by investment activities                                        9,712                      2,161
                                                                                        -----------                -----------

FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                      (435)                     4,592
  Net (payments) proceeds on time deposits                                                 (12,439)                    (4,631)
  Increase (decrease) in federal funds purchased                                                 -                          -
  Increase (decrease) in repurchase agreements                                               1,785                      5,443
  Net increase (decrease) in short-term borrowings                                             651                       (727)
  Cash dividends paid                                                                       (1,353)                    (1,353)
                                                                                        -----------                -----------
    Net cash (used) provided by financing activities                                       (11,791)                     3,324
                                                                                        -----------                -----------
    Net increase (decrease) in cash and cash equivalents                                     2,779                      9,547
Cash and cash equivalents at January 1                                                      18,726                     18,578
                                                                                        -----------                -----------
Cash and cash equivalents at September 30                                                $  21,505                  $  28,125
                                                                                        ===========                ===========

The Company paid interest and income taxes of $8,540 and $1,104 and $10,337 and
$1,453, for the nine month periods ended September 30, 1999 and 1998, respectively.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 1999
                                   (unaudited)


These Notes to Financial Statements reflect events subsequent to December 31, 1998, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the nine month period ended September 30, 1999. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 1999 and September 30, 1998 and for the nine months ended September 30, 1999 and September 30,1998, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 1998, incorporated herein by reference.


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

The amortized cost and fair value of investment securities at September 30, 1999 and December 31, 1998 are as follows:


                               Available-for-Sale

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
September 30, 1999                  Cost        Gains       Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  73,306   $      126   $      397   $  73,035
U.S. Agency securities               5,000            -          140       4,860
States & political subdivisions     23,636            -          679      22,957
--------------------------------------------------------------------------------
  Total Debt Securities            101,942          126        1,216     100,852
Equity securities                    1,818            -            -       1,818
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 103,760   $      126   $    1,216   $ 102,670
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
September 30, 1999                  Cost        Gains       Losses       Value
--------------------------------------------------------------------------------
Obligations of U.S. Agencies:
Mortgage-backed securities       $   5,084   $        -   $      141   $   4,943
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $   5,084   $        -   $      141   $   4,943
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at September 30, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



September 30, 1999                       Available-for-Sale           Held-to-Maturity
-----------------------------------------------------------------------------------------
                                        Amortized     Fair         Amortized      Fair
                                           Cost       Value           Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities              $  35,040   $  35,106      $       -   $       -
After one year through five years:
  U.S. Treasury securities                 38,266      37,929              -           -
  U.S. Agency securities                    5,000       4,860              -           -
  States & political subdivisions          17,558      17,184              -           -
After five years through ten years:
  States & political subdivisions           5,026       4,817              -           -
After ten years:
  States & political subdivisions           1,052         956              -           -
-----------------------------------------------------------------------------------------
  Subtotal                                101,942     100,852              -           -
Mortgage-backed securities                      -           -          5,084       4,943
-----------------------------------------------------------------------------------------
  Total Debt Securities                 $ 101,942   $ 100,852      $   5,084   $   4,943
-----------------------------------------------------------------------------------------



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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 1999, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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




                    Actual                                     Regulatory Requirements
----------------------------------------------    -----------------------------------------------

                                                      For Capital                  To Be
                                                   Adequacy Purposes         "Well Capitalized"
As of September 30, 1999      Amount    Ratio      Amount       Ratio        Amount       Ratio
-------------------------------------------------------------------------------------------------

Total Capital
  (to Risk Weighted Assets)  $ 49,585   19.12%   >$ 20,741     >  8.0%     >$ 25,927     > 10.0%
                                                 -             -           -             -

Tier 1 Capital
  (to Risk Weighted Assets)  $ 46,661   18.00%   >$ 10,371     >  4.0%     >$ 15,556     >  6.0%
                                                 -             -           -             -


Tier 1 Capital
  (to Average Assets)        $ 46,661   10.79%   >$      *     >    *      >$ 21,616     >  5.0%
                                                 -             -           -             -


*3.0% ($12,970), 4.0% ($17,293) or 5.0% ($21,616) depending on the bank's CAMELS
Rating and other regulatory risk factors.









                    Actual                                     Regulatory Requirements
----------------------------------------------    -----------------------------------------------

                                                      For Capital                  To Be
                                                   Adequacy Purposes         "Well Capitalized"
As of December 31, 1998       Amount    Ratio      Amount       Ratio        Amount          Ratio
-------------------------------------------------------------------------------------------------

Total Capital
  (to Risk Weighted Assets)  $ 47,289   18.36%   >$ 20,610     >  8.0%     >$ 25,764     > 10.0%
                                                 -             -           -             -

Tier 1 Capital
  (to Risk Weighted Assets)  $ 44,459   17.26%   >$ 10,305     >  4.0%     >$ 15,458     >  6.0%
                                                 -             -           -             -

Tier 1 Capital
  (to Average Assets)        $ 44,459   10.29%   >$      *     >    *      >$ 21,610     >  5.0%
                                                 -             -           -             -

*3.0% ($12,966),  4.0% ($17,288) or 5.0% (21,610) depending on the bank's CAMELS
Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended September 30, 1999 and September 30, 1998 and for the nine months ended September 30, 1999 and September 30,1998. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

The Company reported net income of $1,407 for the three months ending September 30, 1999, an increase of $227 or 19.2% from the $1,180 reported for the same three month period of 1998. Also reported was net income of $3,486 for the nine months ending September 30, 1999, an increase of $11 from the $3,475 reported for the nine months ending September 30, 1998. The increase in earnings is attributed to a higher net interest income coupled with a lower provision for loan loss expense, as well as increases in other income, mainly our merchant discounts, offset somewhat with increases in operating expenses, due in part to the addition of two branches which were not operational in the first eight months of 1998.

Loans decreased $1.4 million, or .5%, while investments decreased $11.0 million, or 9.26% since December 31, 1998. Deposits decreased $12.9 million, or 3.4%, while repurchase agreements increased $1.7 million, or 15.5% since December 31, 1998.

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

Net interest income after provision for loan loss, increased $169 or 4.2% to $4,377 for the three months ending September 30, 1999 from $4,208 in 1998. Similarly, for the first nine months of 1999, net interest income increased $222 or 1.8% to $12,717 from $12,495 in 1998. These increases are due in part to a higher net interest margin, as further explained below, and a lower provision for loan losses as a result of a large loan recovery in 1999.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1999, the net interest margin was 4.24%, increasing 4 basis points from 4.20% in the same period of 1998, the result of a decrease in the yield on earning assets of 43 basis points offset by a larger reduction in funding costs of 54 basis points.

Changes in the volume and rate of interest bearing assets and interest bearing liabilities were key determinants of the increase in net interest income for both the three months and nine months ending September 30, 1999 and 1998. Total average earning assets and total average interest bearing funds declined in the first nine months of 1999 as compared to the same period in 1998. Average earning assets fell $4.3 million, or 1.1%, from $406.2 million in 1998 to $401.9 million in 1999 and average interest bearing funds decreased $6.6 million, or 2.0%, from $331.8 million to $325.2 million for the same periods. As a percentage of average assets, earning assets decreased from 94.2% in the first nine months of 1998 to 93.0% in 1999. Average interest bearing funding sources decreased from 77.0% of total funding sources in the first nine months of 1998 to 75.2% in the same period in 1999. The average interest rate on earning assets decreased from 7.47% in 1998 to 7.04% in 1999. The average rate on interest bearing liabilities decreased by a greater amount from 4.00% in 1998 to 3.46% in 1999.

Changes in the mix of earning assets and funding sources also impacted net interest income for both the three months and nine months ending September 30, 1999 and 1998. Average loans as a percentage of average earning assets decreased slightly from 70.9% in 1998 to 70.4% in 1999; average investments increased from 26.0% to 27.1%; U.S. Treasury Securities decreased from 24.0% to 18.3% and
Municipal Securities increased from 0.0% to 5.9%. Short-term investments, federal funds sold, and interest on balances with banks, fell from 3.1% of earning assets to 2.5%. Changes in the mix of interest-bearing funds produced lower interest costs as funds shifted from time deposit accounts, while the Company concentrated on maintaining core deposits by not pricing time deposits aggressively. Time deposits decreased $9.3 million, from 49.5% of funding sources to 47.6% in 1999. This change in deposit composition resulted in a significant decrease in the cost of funds.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Average loan yields fell 19 basis points, from 7.92% for the first nine months of 1998 to 7.73% in 1999. Investments and federal funds yields remained fairly stable as the market rates were approximately the same on average in both 1998 and 1999. Average time deposit cost of funds decreased from 5.65% in 1998 to 5.03% in 1999. This is the primary cause of the decrease in the total cost of funds from 4.00% in 1998 to 3.46% in 1999.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for September 30, 1999 and September 30, 1998.




---------------------------------------------------------------------------------------------------------------------
                                                    September 30, 1999                     September 30, 1998
ASSETS                                       Average      Revenue/     Yield/       Average      Revenue/     Yield/
                                             Balance      Expense       Rate        Balance      Expense       Rate
---------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities                $  73,349     $  3,341      6.07%      $  97,307     $  4,754      6.51%
    U.S. Agency obligations                     5,000          214      5.71%              -            -          -
    States & political subdivisions            23,640          595      5.08%              -            -          -
    Federal Home Loan Bank stock                1,798           87      6.45%            200            8      5.33%
    Other                                          20            1      5.00%             20            1      5.00%
  Held-to-maturity:
    U.S. Agency obligations                     5,252          217      5.51%          7,738          402      6.93%
Loans, net of unearned income:
  Real estate mortgages                       219,261       12,873      7.83%        224,417       13,349      7.93%
  Commercial                                   22,775        1,405      8.23%         19,417        1,194      8.20%
  Consumer and other                           40,879        2,120      6.92%         44,003        2,563      7.77%
Federal funds sold                              5,990          220      4.90%         11,330          424      5.00%
Interest on balances with banks                 3,958          148      4.99%          1,750           61      4.65%
---------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                       401,922     $ 21,221      7.04%        406,182     $ 22,756      7.47%
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                        11,355                                 10,407
Bank premises and equipment                    12,552                                 10,955
Accrued interest receivable                     3,062                                  3,454
Other assets                                    6,352                                  2,851
Less:  Allowance for loan losses                2,919                                  2,784
---------------------------------------------------------------------------------------------------------------------
  Total Assets                              $ 432,324                              $ 431,065
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing                   $  23,985     $    191      1.06%      $  23,687     $    259      1.46%
  Savings                                      71,073          801      1.50%         70,678        1,052      1.98%
  Money markets                                61,376        1,188      2.58%         63,166        1,425      3.00%
  Time - Over $100                             39,720        1,624      5.45%         38,393        1,584      5.50%
  Time - Other                                115,178        4,257      4.93%        125,777        5,380      5.70%
Federal funds purchased                            85            3      4.71%             24            1      4.17%
Repurchase agreements                          13,343          352      3.52%          9,204          251      3.64%
Short-term borrowings                             471           18      5.10%            851           24      3.76%
---------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                      325,231     $  8,434      3.46%        331,780     $  9,976      4.00%
---------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                  59,474                                 52,022
All other liabilities                           1,550                                  2,177
Stockholders' equity                           46,069                                 45,086
---------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Stockholders' Equity                    $ 432,324                              $ 431,065
---------------------------------------------------------------------------------------------------------------------
Interest Spread                                                         3.58%                                  3.47%
---------------------------------------------------------------------------------------------------------------------
Net Interest Income                                       $ 12,787                               $ 12,780
---------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
  Net interest margin                                                   4.24%                                  4.20%
  Return on average assets                                              1.08%                                  1.07%
  Return on average equity                                             10.09%                                 10.28%
  Average equity to average assets                                     10.66%                                 10.46%
  Dividend payout ratio                                                38.89%                                 38.89%
---------------------------------------------------------------------------------------------------------------------


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

In the first nine months of 1999, the provision for loan losses was $70, a decrease from $285 in the first nine months of 1998, due to a large loan recovery in 1999. Loans charged-off totaled $164 and recoveries were $188. In the same period of 1998, recoveries of $16 offset loans charged off of $71.


Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 1999 and September 30, 1998, respectively:

                                      September 30,     September 30,
Three Months Ended :                       1999              1998
-----------------------------------------------------------------------
Trust department income                        $ 265             $ 264
Service charges on deposit accounts              178               171
Other fee income                               1,927             1,656
Other operating income                            27                25
Realized gains on securities, net                  -                 -
-----------------------------------------------------------------------
     Total Other Income                      $ 2,397           $ 2,116
-----------------------------------------------------------------------


Other income increased $281 or 13.3% for the three month period ending September 30, 1999 to $2,397, from $2,116 for the three months ended September 30, 1998. Largely this increase was due to a $271 or 16.4% improvement in other fee income. This increase was due to improved growth in merchant discounts of $214, by expanding our customer base, as well as, increases with our existing customers, along with a $57 increase in ATM service charges.



The following table sets forth information by category of other income for the Company for nine months ended September 30, 1999 and September 30, 1998, respectively:

                                      September 30,     September 30,
Nine Months Ended :                       1999              1998
----------------------------------------------------------------------
Trust department income                  $    770          $    756
Service charges on deposit accounts           510               489
Other fee income                            4,533             4,028
Other operating income                        105                94
Realized gains on securities, net               -                 -
----------------------------------------------------------------------
  Total Other Income                     $  5,918          $ 5,367
----------------------------------------------------------------------

Other income increased $551 or 10.3% for the first nine months of 1999 to $5,918 from $5,367 for the same period of 1998. Contributing increases came from merchant discounts of $366 or 10.1% and increased ATM service charges of $139.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 1999 and September 30, 1998, respectively:

                                      September 30,     September 30,
Three Months Ended :                      1999              1998
-----------------------------------------------------------------------
Salaries and employee benefits           $  1,824          $  1,829
Expense of premises and fixed assets          607               558
Other operating expenses                    2,390             2,245
----------------------------------------------------------------------
  Total Other Expenses                   $  4,821          $ 4,632
----------------------------------------------------------------------

Other  expenses  increased  $189  or 4.1%  for the  three  month  period  ending
September 30, 1999 to $4,821 from $4,632 for the three month period ending September 30, 1998. Expense of premises and fixed assets increased $49 or 8.8% in part due to the addition of two branches which were not operational until September of 1998. Other operating expenses increased $145 or 6.5%, due to improved growth in merchant discounts and costs associated with the processing of additional transactions.


The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 1999 and September 30, 1998, respectively:

                                      September 30,     September 30,
Nine Months Ended :                       1999              1998
----------------------------------------------------------------------
Salaries and employee benefits           $  5,596          $  5,488
Expense of premises and fixed assets        1,934             1,637
Other operating expenses                    6,314             5,757
----------------------------------------------------------------------
  Total Other Expenses                   $ 13,844          $ 12,882
----------------------------------------------------------------------

Other expenses increased $962 or 7.8% for the nine months ended September 30, 1999 to $13,844 from $12,882 for the nine months ended September 30, 1998. Salaries and benefits increased over the first nine months of 1998 due to higher health care coverage provided by the company to its employees, merit increases, and staff additions, along with the expense of premises and fixed assets increasing $297 or 18.1% the result of adding two branches which were not operational until September of 1998. Other operating expenses increased $557 or 9.7% due to Mastercard and Visa authorization interchange expenses passed on by Mastercard and Visa International.


Loan Portfolio

                                           September 30,           December 31,
As Of:                                         1999                    1998
--------------------------------------------------------------------------------
Real estate - construction
     and land development                    $   3,712              $   4,152
Real estate mortgages                          215,008                221,879
Commercial                                      21,824                 18,169
Credit card and related plans                    2,127                  2,286
Installment                                     29,439                 28,538
Obligations of states
  and political subdivisions                     9,794                  8,195
--------------------------------------------------------------------------------
  Loans, net of unearned income                281,904                283,219
Less:  Allowance for loan losses                 2,924                  2,830
--------------------------------------------------------------------------------
  Loans, net                                 $ 278,980              $ 280,389
--------------------------------------------------------------------------------

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                 September 30,    December 31,    September 30,
As Of:                                               1999             1998             1998
------------------------------------------------------------------------------------------------
Non-accrual loans                                   $   884          $   929         $ 1,111
Loans past due 90 days or more and accruing:
  Guaranteed student loans                              432              348             282
  Credit card and home equity loans                       4               27              26
------------------------------------------------------------------------------------------------
  Total non-performing loans                          1,320            1,304           1,419
Other real estate owned                                  53              111             147
------------------------------------------------------------------------------------------------
  Total non-performing assets                       $ 1,373          $ 1,415         $  1,566
------------------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all previously accrued but not collected interest is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $884 and $1,111 at September 30, 1999 and September 30, 1998, respectively. If interest on those loans had been accrued, such income would have been $123 and $122 for the nine months ended September 30, 1999 and September 30, 1998, respectively. Interest income on those loans, which is recorded only when received, amounted to $17 and $27 for September 30, 1999 and September 30, 1998, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 1999 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At September 30, 1999 and December 31, 1998, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                                 September 30,    September 30,
Nine Months Ended :                                  1999             1998
--------------------------------------------------------------------------------
Balance at beginning  of year                       $ 2,830          $ 2,600
Charge-offs:
  Real estate mortgages                                  82               31
  Commercial (time and demand)
    and all others                                       13                6
  Credit card and related plans                          50               21
  Installment loans                                      19               13
--------------------------------------------------------------------------------
Total charge-offs                                       164               71
--------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                   -                1
  Commercial (time and demand) and all others           168                -
  Credit card and related plans                           9                9
  Installment loans                                      11                6
--------------------------------------------------------------------------------
Total recoveries                                        188               16
--------------------------------------------------------------------------------
Net (recoveries) charge-offs                            (24)              55
--------------------------------------------------------------------------------
Provision charged to operations                          70              285
--------------------------------------------------------------------------------
  Balance at End of Period                          $ 2,924          $ 2,830
--------------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs
to average loans outstanding                         (0.008)%          0.019%
--------------------------------------------------------------------------------


The allowance for loan losses is allocated as follows:


As Of:                            September 30, 1999      December 31, 1998      September 30, 1998
----------------------------------------------------------------------------------------------------
                                    Amount      % *         Amount      % *        Amount      % *

Real estate mortgages              $ 1,500    78%          $ 1,550    80%         $ 1,450    78%
Commercial (time and demand)
  and all others                       924    11%              830     9%             930    11%
Credit card and related plans          150     1%              150     1%             150     1%
Personal installment loans             350    10%              300    10%             300    10%
----------------------------------------------------------------------------------------------------
  Total                            $ 2,924   100%          $ 2,830   100%         $ 2,830   100%
----------------------------------------------------------------------------------------------------


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

The Company's total risk-based capital ratio was 19.12% at September 30, 1999. The Company's risk based capital ratio is almost double the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Year 2000 Compliance

The "Year 2000" (Y2K) issue is the result of computer programs and files being written using a two digit as opposed to a four digit year field. Programs which use two digit year fields in comparing dates, sorting dates or using dates in calculations can result in system failures or significant miscalculations if not corrected.

The Company's formal written Y2K Readiness Plan was developed in early 1998, although much systems and programming work on existing and new systems had been accomplished long before that date. The plan has awareness, assessment, renovation, validation and implementation phases. The Company has completed every phase of the plan as of September 30, 1999. All mission critical and non-mission critical software systems of the Company have undergone renovation, testing, implementation and validation and are Y2K ready.

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

The Company has been closely tracking the progress each vendor is making in resolving the problems associated with Y2K. Testing has been completed with third parties such as MasterCard and Visa, MAC ATM Network and Federal Reserve FedLine.

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

The responsibility of validating the Contingency Plan lies with the Company's Director of Internal Audit. Although completed, the Contingency Plan is a document that will be continually updated as systems change in the remainder of this year. Furthermore, the Contingency Plan will continue to be tested and validated during the fourth quarter of this year.

The total cost for resolving the Y2K issues was $120,000, as of September 30, 1999. These costs have been, to a large degree, absorbed as ordinary operating expenses as most of the work was performed by regular Company staff. This concentrated effort has forced the postponement of a number of projects, including, but not limited to, fully implementing the new continuous form laser printer, image processing and Internet access.

PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


     a.  Exhibits
           27.0    Financial Data Schedule

     b.  Reports on Form 8-K

           No reports on Form 8-K were filed in the quarter ended September 30, 1999.







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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President


Dated:   October 29, 1999





By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller


Dated:   October 29, 1999