Form 10-K
period 1999-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2000-03-24
CIK 1054508

COVER PAGE

The cover for our 1999 Annual Report portrays a graphical depiction of the expansion and integration of the financial universe.

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

OTHER SERVICES

ATM Services
Bank Money Orders
Cashier's Checks
College Campus Card Interface
Credit Card Merchant Draft Capture
Data Processing Services
Direct Deposit of Recurring Payments
EDI-ACH Service
Foreign Remittance
Home Banking and Videotex Services
Investor Services
  (a) Brokerage
  (b) Insurance
Lockbox Services
Night Depository
Repurchase Agreements
Safe Deposit Boxes
Travelers Checks
Trust Department Services
  (a) Administrator
  (b) Agent
  (c) Custodian and Trustee for Pension Plans
  (d) Executor
  (e) Guardian
  (f) Securities Depository Service
  (g) Trustee
  (h) Trustee for Public Bond Issues
U.S. Savings Bonds

                          BRANCH LOCATIONS (with ATMs)

ABINGTON                                     CENTRAL CITY
1100 Northern Boulevard                      150 North Washington Avenue
Clarks Summit, PA                            Scranton, PA
(570) 587-4898                               (570) 346-7741

EAST SCRANTON                                MOUNT POCONO
Prescott Avenue & Ash Street                 Route 611 & Route 940
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

GREEN RIDGE
1901 Sanderson Avenue
Scranton, PA
(570) 346-4695

                              OTHER ATM LOCATIONS

Acorn Market                                 Meadow Ave. & Hemlock St.
Route 209                                    Scranton, PA
Marshall's Creek, PA

Acorn Market                                 Metropolitan Life Insurance Company
Route 611                                    Morgan Highway
Swiftwater, PA                               Clarks Summit, PA

Convenient Food Mart                         Red Barn Village
Wyoming & Mulberry Streets                   Newton Ransom Blvd
Scranton, PA                                 Newton, PA

Kutztown University
Student Center and South Dining Hall
Kutztown, PA


                                  ON THE COVER

The cover for our 1999 Annual Report portrays a graphical depiction of the expansion and integration of the financial universe.

To the left of this description is a picture of the cover.


                             INSIDE FRONT COVER

                              FINANCIAL HIGHLIGHTS
       -----------------------------------------------------------------
       In thousands, except
       per share data               1999            1998            1997
       -----------------------------------------------------------------
       Earnings per share      $    2.17       $    1.99       $    2.20
       Dividends per share     $    1.10       $    1.05       $    1.05
       Total Capital           $  45,743       $  44,961       $  42,924
       Total Deposits          $ 367,332       $ 377,526       $ 374,488
       Total Assets            $ 428,614       $ 436,099       $ 427,577
       -----------------------------------------------------------------


                                    CONTENTS

Customer Services.............................................Inside Front Cover
President's Letter.............................................................2
Board of Directors.............................................................3
Promotions and Appointments....................................................4

                                   Form 10-K

  Part 1, Item 1  Business.....................................................6
          Item 2  Properties...................................................7
          Item 3  Legal Proceedings............................................7
          Item 4  Submission of Matters to a Vote of Security Holders..........7
  Part 2, Item 5  Market for Registrant's Common Equity and Related
                  Stockholder Matters..........................................8
          Item 6  Selected Financial Data......................................9
          Item 7  Management Discussion and Analysis of Financial Condition
                    and Results of Operations.................................10
          Item 7A Quantitative and Qualitative Disclosures About Market Risk..18
          Item 8  Financial Statements and Supplementary Data.................20
                  Consolidated Balance Sheets.................................20
                  Consolidated Statements of Income...........................21
                  Consolidated Statements of Changes in Stockholders' Equity..22
                  Consolidated Statements of Cash Flows.......................23
                  General Notes to Financial Statements.......................24
                  Independent Auditor's Report................................34
          Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................35
  Part 3, Item 10 Directors and Executive Officers of the Registrant..........35
          Item 11 Executive Compensation......................................35
          Item 12 Security Ownership of Certain Beneficial Owners and
                    Management................................................35
          Item 13 Certain Relationships and Related Transactions..............35
  Part 4, Item 14 Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K..................................................36
  Signatures..................................................................37
  Index to Exhibits...........................................................38
Company Officers..............................................................39


Penseco Financial Services Corporation            1           1999 Annual Report

                               PRESIDENT'S LETTER


Dear Shareholder

  I am pleased to report to you that 1999 was another successful year for Penseco Financial Services Corporation. Earnings increased to $2.17 per share for 1999 from $1.99 per share for 1998. Dividends increased to $1.10 per share for 1999 from $1.05 per share for 1998. Capital also increased to $45.7 million at year end 1999 from $45.0 million at year end 1998. The increase in net income was achieved despite declines in total assets of $7.5 million and deposits of $10.2 million as the Company concentrated on controlling its cost of funds, generating additional fee income through existing services and in the future through new services.

  To this end, the Federal government adopted legislation which will have a far reaching impact on the financial services industry, doing away with the separation of the banking, insurance and securities businesses. The new law provides that well managed and well capitalized bank holding companies may, by filing a declaration with the Federal Reserve, become a "financial holding company" and then may engage in activities which are "financial in nature" or "incidental thereto" or, subject to Federal Reserve approval, that are complementary thereto. These services include securities sales and underwriting, mutual fund sales and management, insurance sales and underwriting, and traditional peripheral activities of the insurance and investment banking industries. We have filed such declaration and are expecting to receive approval by March 15, 2000, the effective date of the new law.

  Although we intend to approach these new possibilities with caution, we do, initially, expect to enter some areas which we perceive have better risk/reward profiles than we have had in traditional banking.

  We have concluded an agreement with a third party brokerage company "Fiserv Investor Services, Inc." to get our investment area up and running. Dual employees of the Bank and the brokerage company will provide for sales and purchases of investments including stocks, bonds, mutual funds and annuities. In the future, at the appropriate time, we plan to establish a fully licensed broker/dealer subsidiary of our holding company.

  We continue to explore opportunities in the insurance area and will be moving into high gear to bring insurance sales under the Penseco umbrella of financial services as soon as our investment services are up and running.

  Our Y2K efforts, to which much of 1998 and 1999 were devoted, met with great success and we encountered very few problems in the century rollover, to which we credit the hard work and planning of our staff. We were ready for practically any contingency. Now that Y2K is behind us (although we continue to be on guard for quarterly and year end processing this year) we can return to some unfinished business like check, statement, and report imaging, document imaging, Internet services, enhanced ATM transactions, e-mail statements, and postal bar code savings to name a few.

  Regarding the national economy, in 1999 the Federal Reserve took back all of the rate decreases it gave in 1998 as the Fed became more concerned about the economy overheating and fueling increased inflation. It is anticipated the Fed will further increase rates to keep inflation under control. In a rates-up environment, it becomes more feasible to become more aggressive in pricing of loans than when rates are lower, thus we expect our loans to grow substantially this year. In addition, leveraging techniques which we shunned the last few years, may make more sense now that rates are up, therefore, we are evaluating this type of transaction on a relatively small scale.

  Donald F. LaTorre, the manager of our South Side Office, is retiring and J. Patrick Dietz, our Mount Pocono Office manager, has been named to replace him. Jeffrey Solimine has been named the new branch manager of our Mount Pocono Office. Jennifer S. Wohlgemuth has been named acting assistant branch manager of our East Scranton Office. Linda Wolf has been named Assistant Vice President and Training Officer, Eileen Yanchak, Assistant Charge Card Manager, Susan D. Blascak, Loan Administration Officer and Robert W. McDonald, Tax Officer. We are indeed fortunate to have such a capable and dedicated staff.

  I am pleased to announce that Jacqueline A. Carling, a long time resident and business woman in the borough of Moscow, was named to the Advisory Board of our North Pocono office.

  Also, I am pleased to report to you that Stephen L. Weinberger joined the Boards of Directors of Penseco Financial Services Corporation and Penn Security Bank and Trust Company. Stephen is the Vice-President of G. Weinberger and Company, a mechanical contractor headquartered in Old Forge, Pennsylvania. Mr. Weinberger had served previously as a Director of a local bank which was subsequently acquired and has a great deal of experience in the banking industry. His experience will greatly benefit our organization.

  I regret to inform you of the death of Fred Deiter who, although retired as a member of the Board of Directors at the time of his death, had spent almost all of his working life associated with Penn Security Bank and Trust Company (formerly the South Side Bank and Trust Company). Mr. Deiter started as a bank messenger for the Bank and finished as a Director and Executive Vice President. His many years of dedicated service to the Bank were instrumental in the Bank's progress and success over the years. We extend our condolences and our gratitude to his lovely wife, Catherine (Kitty) Deiter and his family.

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

Sincerely yours,


/s/ Otto P. Robinson Jr.


Otto P. Robinson, Jr.
President


Penseco Financial Services Corporation            2           1999 Annual Report

                               BOARD OF DIRECTORS


The top portion of this page of the 1999 Annual Report to Shareholders contains one picture. A description of the picture follows:


Seated left to right:
Edwin J. Butler,
Emily S. Perry,
Attorney Otto P. Robinson, Jr., President;
Sandra C. Phillips and
Russell C. Hazelton,


Standing left to right:
P. Frank Kozik, Secretary;
Steven L. Weinberger,
Robert W. Naismith, Ph.D.,
James B. Nicholas,
James G. Keisling,
D. William Hume, and
Richard E. Grimm, Executive Vice-President and Treasurer


                                  NEW MEMBERS


The remainder of this page of the 1999 Annual Report to Shareholders contains two pictures. A description of each picture follows, starting from left to right:


Steven L. Weinberger
Board of Directors


Jacqueline A. Carling
North Pocono Advisory Board


Penseco Financial Services Corporation            3           1999 Annual Report

                           PROMOTIONS & APPOINTMENTS


This page of the 1999 Annual Report to Shareholders contains seven pictures. A description of each picture follows, starting at the top, from left to right:


J. Patrick Dietz
Assistant Vice-President


Jeffrey Solimine
Assistant Vice-President


Linda Wolf
Assistant Vice-President and Training Officer


Jennifer S. Wohlgemuth
Assistant Cashier


Eileen Yanchak
Assistant Charge Card Manager


Susan D. Blascak
Loan Administration Officer


Robert W. McDonald
Tax Officer


Penseco Financial Services Corporation            4           1999 Annual Report

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 1999

                        Commission File Number 000-23777



                     PENSECO FINANCIAL SERVICES CORPORATION



                             Scranton, Pennsylvania
                          Commonwealth of Pennsylvania

                I.R.S. Employer Identification Number 23-2939222
                          150 North Washington Avenue
                       Scranton, Pennsylvania 18503-1848
                         Telephone number 570-346-7741

                          Securities Registered Under
                            Section 12(g) of the Act

                    Common Stock, Par Value $ .01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

THE AGGREGATE MARKET VALUE OF THE COMPANY'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 2000, BASED ON THE AVERAGE OF THE CLOSING BID AND ASKED PRICES OF SUCH STOCK ON THAT DATE EQUALS APPROXIMATELY $51,552,000. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 1, 2000 EQUALS 2,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporations 1999 Annual Report to Stockholders are incorporated by reference in Parts I and II.

Portions of the Corporation's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.


Penseco Financial Services Corporation            5           1999 Annual Report

                     PENSECO FINANCIAL SERVICES CORPORATION

                                     PART I


Item 1   Business

GENERAL

PENSECO FINANCIAL SERVICES CORPORATION, (the "Company"), which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the State of Pennsylvania in 1997 and is registered as a bank holding company. The Company became a bank holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (the "Bank"), a state chartered bank, on December 31, 1997. The Company is subject to supervision by the Federal Reserve Board. The Bank, as a state chartered financial institution, is subject to supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

  The Company's  principal banking office is
located  at 150 North  Washington  Avenue,  Scranton,  Pennsylvania,  containing
trust,  marketing,   audit,  credit  card,  human  resources,   executive,  data
processing and central bookkeeping offices. There are eight additional offices.

  Through it's banking subsidiary, the Company generates interest income from it's outstanding loans receivable and it's investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and general operating expenses. The Bank provides a variety of general commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate, commercial and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Bank's primary deposit products are savings and demand deposit accounts and
certificates   of   deposit.

  The  Bank  has  entered  into a third  party  marketingagreement  with  Fiserv
Investor Services, Inc. and will be offering a full range of securities brokerage and annuity sales to it's customers. Investor services will be based in it's headquarters building and the services will be offered through it's entire branch system.

  The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on it's operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

COMPETITION

The Bank operates in a competitive environment in which it must share its market with many local independent banks as well as several banks which are affiliates or branches of very large regional holding companies. The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the nationwide banks operating in it's region, and include commercial banks, savings and loan associations, credit unions and other lending institutions.

  The principal competitive factors among the Bank's competitors can be grouped into two categories: pricing and services. In the Bank's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, the Bank competes in other areas such as convenience of location, types of services, service costs and banking hours.

EMPLOYEES

As of March 1, 2000, the Company  employed 200 full-time  equivalent  employees.
The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

SUPERVISION AND REGULATION

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.


Penseco Financial Services Corporation            6           1999 Annual Report

  As a bank holding company, the Company is permitted to engage in banking-related activities as authorized by the Federal Reserve Board, directly or through subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities.

  The Bank, as a Pennsylvania state-chartered financial institution, is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits to the maximum extent permitted by law.

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

Item 2   Properties

There are nine offices positioned throughout the greater Northeastern Pennsylvania Region. They are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono and the Borough of East Stroudsburg at Eagle Valley Corners. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office which is owned by the Bank but is located on land occupied under a long-term lease.

  The principal office, located at the corner of North Washington Avenue and Spruce Street in the "Central City" of Scranton's business district, houses the operations, trust, investor services, marketing, credit card and audit departments as well as the Company's executive offices. Several remote ATM locations are leased by the Bank, which are located throughout Northeastern Pennsylvania. All branches and ATM locations are equipped with closed circuit television monitoring.

  Additional Bank assets held for sale consist of the Bank's former Green Ridge office located at the corner of East Market Street and Boulevard Avenue, Scranton, Pennsylvania.

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


Penseco Financial Services Corporation            7           1999 Annual Report

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


                                    Dividends
                                    Paid
1999                High     Low    Per Share
---------------------------------------------
First Quarter       $ 43    $ 40    $   .21
Second Quarter        41      34        .21
Third Quarter         36      28        .21
Fourth Quarter        30      26        .47
                                    -------
                                    $  1.10
                                    =======



                                    Dividends
                                    Paid
1998                High     Low    Per Share
---------------------------------------------
First Quarter       $ 35    $ 28    $   .21
Second Quarter        41      35        .21
Third Quarter         43      39        .21
Fourth Quarter        44      40        .42
                                    -------
                                    $  1.05
                                    =======



DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,363                     1999
             2,255                     1998
             2,256                     1997
             2,148                     1996
             2,014                     1995


As of March 1 , 2000 there were approximately 1,045 stockholders of the Company based on the number of recordholders.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 18 and 31.

TRANSFER AGENT

Penseco Financial Services Corporation, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Company's corporate headquarters at 570-346-7741.

                      QUARTERLY FINANCIAL DATA (unaudited)
                    (in thousands, except per share amounts)

                            First      Second     Third     Fourth
     1999                  Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------
Net Interest Income        $ 4,226    $ 4,170    $ 4,391    $ 4,320
Provision for Loan Losses       56          -         14         19
Other Income                 2,114      1,407      2,397      1,828
Other Expenses               4,807      4,216      4,821      4,468
Net Income                   1,076      1,003      1,407      1,185
Earnings Per Share         $   .50    $   .47    $   .65    $   .55


                            First      Second     Third     Fourth
     1998                  Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------
Net Interest Income        $ 4,356    $ 4,141    $ 4,283    $ 4,016
Provision for Loan Losses      106        104         75        310
Other Income                 1,911      1,340      2,116      1,471
Other Expenses               4,374      3,876      4,632      4,104
Net Income                   1,248      1,047      1,180        806
Earnings Per Share         $   .58    $   .49    $   .55    $   .37


Penseco Financial Services Corporation            8           1999 Annual Report

Item 6   Selected Financial Data

(in thousands, except per share data)

RESULTS OF OPERATIONS:

                                1999       1998       1997       1996       1995
--------------------------------------------------------------------------------
Interest Income            $  28,320  $  29,975  $  30,099  $  27,893  $  27,474
Interest Expense              11,213     13,179     12,385     11,201     11,218
--------------------------------------------------------------------------------
Net Interest Income           17,107     16,796     17,714     16,692     16,256
Provision for Loan Losses         89        595        316        334        321
--------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                 17,018     16,201     17,398     16,358     15,935

Other Income                   7,746      6,838      6,285      5,952      6,202
Other Expenses                18,312     16,986     16,884     15,733     15,672
Income Tax                     1,781      1,772      2,074      1,975      2,009
--------------------------------------------------------------------------------
Net Income                 $   4,671  $   4,281  $   4,725  $   4,602  $   4,456
================================================================================



BALANCE SHEET DATA:

Assets                     $ 428,614  $ 436,099  $ 427,577  $ 398,035  $ 378,968
Investment Securities      $ 106,511  $ 118,762  $ 125,048  $ 125,263  $ 146,246
Net Loans                  $ 278,577  $ 280,389  $ 269,446  $ 237,915  $ 207,708
Deposits                   $ 367,332  $ 377,526  $ 374,488  $ 352,026  $ 336,386
Stockholders' Equity       $  45,743  $  44,961  $  42,924  $  40,585  $  39,239

PER SHARE DATA: (1)

Earnings per Share         $    2.17  $    1.99  $    2.20  $    2.14  $    2.07
Dividends per Share        $    1.10  $    1.05  $    1.05  $    1.00  $    .937
Book Value per Share       $   21.30  $   20.93  $   19.98  $   18.89  $   18.27
Common Shares Outstanding  2,148,000  2,148,000  2,148,000  2,148,000  2,148,000

FINANCIAL RATIOS:

Net Interest Margin            4.22%      4.12%      4.51%      4.51%      4.57%
Return on Average Assets       1.08%       .99%      1.14%      1.17%      1.19%
Return on Average Equity      10.12%      9.54%     11.22%     11.54%     11.86%
Average Equity to
  Average Assets              10.70%     10.38%     10.16%     10.14%     10.01%
Dividend Payout Ratio         50.69%     52.76%     47.73%     46.67%     45.18%


(1) Per share data is based on 2,148,000 shares outstanding, giving effect to the common stock reorganization on December 31, 1997.


Penseco Financial Services Corporation            9           1999 Annual Report

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

SUMMARY

Net earnings for 1999 totalled $4.7 million, an increase of 9.3% from the $4.3 million earned in 1998, which in turn was a decrease of 8.5% from the $4.7 million earned in 1997. Net earnings per share were $2.17 in 1999, compared with $1.99 in 1998 and $2.20 in 1997. Net earnings for 1999 increased from 1998 results primarily due to an increase in the net interest margin, coupled with a lower provision for loan losses. Also, fee income increased, offset by increases in operating costs. Net earnings for 1998 decreased over 1997 results primarily due to a narrowing of the net interest margin based on lower yields on earning assets and increases in funding costs, together with a higher provision for loan losses.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  4,671                     1999
             4,281                     1998
             4.725                     1997
             4.602                     1996
             4.456                     1995


The Company's return on average assets was 1.08% in 1999 compared to .99% in 1998 and 1.14% in 1997. Return on average equity was 10.12%, 9.54% and 11.22% in 1999, 1998 and 1997, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
             1.08%                     1999
              .99%                     1998
             1.14%                     1997
             1.17%                     1996
             1.19%                     1995


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
            10.12%                     1999
             9.54%                     1998
            11.22%                     1997
            11.54%                     1996
            11.86%                     1995


Penseco Financial Services Corporation           10           1999 Annual Report

RESULTS OF OPERATIONS


Net Interest Income

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.

  Net interest income was $17.1 million in 1999, compared with $16.8 million in 1998, an increase of 1.8%. The increase in net interest income in 1999 resulted from the Company concentrating on maintaining core deposits along with increasing non-interest-bearing deposits which helped in reducing the cost of funds.

  Net interest income was $16.8 million in 1998, compared with $17.7 million in 1997, a decrease of 5.1%. The decrease in net interest income in 1998 resulted from the Federal Reserve lowering rates throughout the year and local competitive pricing, forcing banks to live with smaller margins.

  Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 1999 was 4.2% compared with 4.1% for the year ended December 31, 1998, and 4.5% for the year ended December 31, 1997.


NET INTEREST INCOME (in millions)        YEAR
---------------------------------------------
       $ 17,107                          1999
         16,796                          1998
         17,714                          1997
         16,692                          1996
         16,256                          1995


Interest income in 1999 totalled $28.3 million, compared to $30.0 million in 1998, decreasing 5.7% from the prior year. The yield on average interest-earning assets was 7.0% in 1999, compared to 7.4% in 1998. Average interest-earning assets decreased in 1999 to $405.0 million from $407.8 million in 1998. Average loans, which are the Company's highest yielding earning assets, decreased $1.0 million in 1999, while investment securities and other earning assets decreased on average by $1.9 million. Average loans represented 69.9% of 1999 average interest-earning assets, compared to 69.7% in 1998.

  Interest expense also decreased in 1999 to $11.2 million from $13.2 million in 1998, a decrease of $2 million or 15.2%. This decrease resulted from lower time deposit volume and rate reductions on other deposit products. The average rate paid on interest-bearing liabilities during 1999 was 3.4%, compared to 4.0% in 1998.

  Interest income in 1998 totalled $30.0 million, compared to $30.1 million in 1997, remaining essentially unchanged from the prior year.

  The yield on average interest-earning assets was 7.4% in 1998, compared to 7.7% in 1997. Average interest-earning assets increased in 1998 to $407.8 million from $392.8 million in 1997. Average loans increased $23.7 million in 1998, while investment securities and other earning assets decreased on average by $8.7 million. Average loans represented 69.7% of 1998 average interest-earning assets, compared to 66.3% in 1997.

  Interest expense increased in 1998 to $13.2 million from $12.4 million in 1997, an increase of $.8 million or 6.5%. This increase resulted from higher
time   deposit   volume  and  rate   increases.   The   average   rate  paid  on
interest-bearing liabilities during 1998 was 4.0%, compared to 3.9% in 1997.

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


Penseco Financial Services Corporation           11           1999 Annual Report

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 1999, 1998 and 1997.


                                                   1999                           1998                           1997
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                 Average   Revenue/  Yield/     Average   Revenue/  Yield/     Average   Revenue/  Yield/
                                       Balance   Expense    Rate      Balance   Expense    Rate      Balance   Expense    Rate
-------------------------------------------------------------------------------------------------------------------------------
Investment securities:
  Available-for-sale:
    U.S. Treasury securities          $  75,346  $  4,329   5.75%    $  99,405  $  6,024   6.06%    $ 113,559  $  7,092   6.25%
    U.S. Agency obligations               5,000       286   5.72         1,250        71   5.68             -         -      -
    States & political subdivisions      23,434       836   5.41         2,683        89   5.03             -         -      -
    Federal Home Loan Bank
      stock                               1,796       119   6.63           619        43   6.95             -         -      -
    Other                                    20         1   5.00            20         1   5.00            20         1   5.00
  Held-to-maturity:
    U.S. Agency obligations               4,647       279   6.00         8,228       505   6.14        11,342       712   6.28
    States & political subdivisions         640        34   8.05             -         -      -             -         -      -
Loans, net of unearned income:
  Real estate mortgages                 221,001    17,236   7.80       221,601    17,642   7.96       204,705    16,734   8.17
  Commercial                             21,164     1,818   8.59        18,508     1,562   8.44        13,465     1,207   8.96
  Consumer and other                     40,923     2,819   6.89        43,931     3,405   7.75        42,205     3,943   9.34
Federal funds sold                        7,035       369   5.25         9,994       521   5.21         7,535       410   5.44
Interest on balances with banks           3,977       194   4.88         1,565       112   7.16             -         -      -
-------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                 404,983  $ 28,320   6.99%      407,804  $ 29,975   7.35%      392,831  $ 30,099   7.66%
-------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                  11,188                         10,642                          9,629
Bank premises and equipment              12,588                         10,532                          7,950
Accrued interest receivable               2,992                          3,544                          3,573
Other assets                              2,186                          2,398                          2,988
Less: Allowance for loan losses           2,894                          2,711                          2,439
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                          $ 431,043                      $ 432,209                      $ 414,532
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing             $  23,643  $    252   1.07%    $  23,371  $    347   1.48%    $  23,057  $    349   1.51%
  Savings                                71,084     1,061   1.49        71,001     1,409   1.98        72,815     1,447   1.99
  Money markets                          59,066     1,585   2.68        63,489     1,818   2.86        68,437     2,039   2.98
  Time - Over $100                       43,397     2,172   5.00        39,769     2,165   5.44        30,697     1,616   5.26
  Time - Other                          115,764     5,633   4.87       126,737     7,035   5.55       121,201     6,729   5.55
Federal funds purchased                      78         4   5.13           265        11   4.15           278        14   5.04
Repurchase agreements                    12,169       482   3.96         8,051       364   4.52         3,971       161   4.05
Short-term borrowings                       481        24   4.99           638        30   4.70           558        30   5.38
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                325,682  $ 11,213   3.44%      333,321  $ 13,179   3.95%      321,014  $ 12,385  3.86%
-------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing            57,339                         51,159                         48,241
All other liabilities                     1,888                          2,868                          3,154
Stockholders' equity                     46,134                         44,861                         42,123
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                $ 431,043                      $ 432,209                      $ 414,532
-------------------------------------------------------------------------------------------------------------------------------
Interest Spread                                             3.55%                          3.40%                          3.80%
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                              $ 17,107                       $ 16,796                       $ 17,714
-------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS

  Net interest margin                                       4.22%                          4.12%                          4.51%
  Return on average assets                                  1.08%                           .99%                          1.14%
  Return on average equity                                 10.12%                          9.54%                         11.22%
  Average equity to average assets                         10.70%                         10.38%                         10.16%
  Dividend payout ratio                                    50.69%                         52.76%                         47.73%



Penseco Financial Services Corporation           12           1999 Annual Report

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE


                                                      Dollar                              Change
                                                      Amount     Change in   Change in   in Rate-
              1999 compared to 1998                  of Change    Volume       Rate       Volume
              ------------------------------------------------------------------------------------
EARNING       Investment securities:
ASSETS          Available-for-sale:
                  U.S. Treasury securities           $ (1,695)   $ (1,458)   $   (308)   $     71
                  U.S. Agency obligations                 215         213           -           2
                  States & political subdivisions         747         689           7          51
                  Federal Home Loan Bank stock             76          82          (2)         (4)
                Held-to-maturity:
                  U.S. Agency obligations                (226)       (220)        (11)          5
                  States & political subdivisions          34           -           -          34
              Loans, net of unearned income:
                Real estate mortgages                    (406)        (48)       (355)         (3)
                Commercial                                256         224          28           4
                Consumer and other                       (586)       (233)       (378)         25
              Federal funds sold                         (152)       (154)          4          (2)
              Interest bearing balances with banks         82         172         (35)        (55)
              ------------------------------------------------------------------------------------
                Total Interest Income                  (1,655)       (733)     (1,050)        128
              ------------------------------------------------------------------------------------
INTEREST      Deposits:
BEARING         Demand - Interest bearing                 (95)          4         (96)         (3)
LIABILITIES     Savings                                  (348)          1        (348)         (1)
                Money markets                            (233)       (126)       (114)          7
                Time - Over $100                            7         197        (175)        (15)
                Time - Other                           (1,402)       (609)       (862)         69
              Federal funds purchased                      (7)         (7)         (2)          2
              Repurchase agreements                       118         186         (45)        (23)
              Short-term borrowings                        (6)         (7)          2          (1)
              ------------------------------------------------------------------------------------
                Total Interest Expense                 (1,966)       (361)     (1,640)         35
              ------------------------------------------------------------------------------------
                Net Interest Income                  $    311    $   (372)   $    590    $     93
              ------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

              1998 compared to 1997
              ------------------------------------------------------------------------------------
EARNING       Investment securities:
ASSETS          Available-for-sale:
                  U.S. Treasury securities           $ (1,068)   $   (883)   $   (204)   $     19
                  U.S. Agency obligations                  71           -           -          71
                  States & political subdivisions          89           -           -          89
                  Federal Home Loan Bank stock             43           -           -          43
                Held-to-maturity
                  U.S. Agency obligations                (207)       (196)         11         (22)
              Loans, net of unearned income:
                Real estate mortgages                     908       1,380        (430)        (42)
                Commercial                                355         452         (70)        (27)
                Consumer and other                       (538)        161        (671)        (28)
              Federal funds sold                          111         134         (17)         (6)
              Interest bearing balances with banks        112           -           -         112
              ------------------------------------------------------------------------------------
                Total Interest Income                    (124)      1,048      (1,381)        209
              ------------------------------------------------------------------------------------
INTEREST      Deposits:
BEARING         Demand - Interest bearing                  (2)          5          (7)          -
LIABILITIES     Savings                                   (38)        (36)         (2)          -
                Money markets                            (221)       (149)        (82)         10
                Time - Over $100                          549         478          52          19
                Time - Other                              306         306           -           -
              Federal funds purchased                      (3)         (1)         (2)          -
              Repurchase agreements                       203         166          18          19
              Short-term borrowings                         -           -           -           -
              ------------------------------------------------------------------------------------
                Total Interest Expense                    794         769         (23)         48
              ------------------------------------------------------------------------------------
                Net Interest Income                  $   (918)   $    279    $ (1,358)   $    161
              ------------------------------------------------------------------------------------



Penseco Financial Services Corporation           13           1999 Annual Report

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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,               1999         1998         1997
---------------------------------------------------------------------
Trust department income           $   1,047    $   1,001    $     858
Service charges on
  deposit accounts                      695          657          648
Merchant transaction
  income                              5,166        4,500        4,083
Other fee income                        704          539          602
Other operating income                  134          141           94
Realized gains on
  securities, net                         -            -            -
---------------------------------------------------------------------
Total Other Income                $   7,746    $   6,838    $   6,285
=====================================================================

  Total other income increased $908 during 1999. There was a significant increase in our merchant transaction income of $666 or 14.8% due to an increase in our customer base and increased business with our existing customers. Other fee income increased $165 or 30.6%.

  Total other income increased $553 during 1998. The increase came from new trust business which was up $143 from 1997, a 16.7% increase, as well as a significant increase in our merchant transaction income of $417 or 10.2%.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,               1999         1998         1997
---------------------------------------------------------------------
Salaries and employee
  benefits                        $   7,528    $   7,331    $   7,578
Occupancy expenses, net               1,334        1,274        1,278
Furniture and equipment
  expenses                            1,227          908          850
Merchant transaction
  expenses                            4,471        3,764        3,365
Other operating expenses              3,752        3,709        3,813
---------------------------------------------------------------------
  Total Other Expenses            $  18,312    $  16,986    $  16,884
=====================================================================

Salaries and employee benefits increased by $197 or 2.7% in 1999 from 1998 and decreased by $247 or 3.3% in 1998 from 1997. The Company employed 201 people on a full-time equivalent basis at December 31, 1999, compared with 209 at December 31, 1998 and 202 at December 31, 1997. The salary and benefits expense in 1999 reflects cost of living increases granted to employees, along with a higher cost of employee benefits. The salary and benefits expense in 1998 reflects cost of living increases granted to employees, offset by a lower cost of employee benefits.

  Occupancy expenses and furniture and equipment expenses increased significantly during the years 1999 and 1998 due to a new branch office in East Stroudsburg, along with the replacement of our former office in the Green Ridge section of Scranton. The Company incurred additional expense in its merchant transaction business of $707 or 18.8% in 1999 and $399 or 11.9% in 1998, due to additional growth.

INCOME TAXES

Federal income tax expense amounted to $1,781 in 1999 compared to $1,772 recorded in 1998. The Company's effective income tax rate for 1999 was 27.6% compared to 29.3% for 1998, due to additional tax free income in 1999. In 1998, income tax expense decreased $302 from $2,074 in 1997 due to a decrease in pre-tax income. The effective income tax rate for 1998 was 29.3% compared to 30.5% for 1997.

  For further discussion pertaining to Federal income taxes, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets decreased $7.5 million or 1.7% during 1999 and amounted to $428.6 million at December 31, 1999 compared to $436.1 million at December 31, 1998. For the year ended December 31, 1998 total assets increased $8.5 million to $436.1 million or a 2.0% increase over $427.6 million at December 31, 1997.

ASSETS (in millions)             YEAR
-------------------------------------
       $ 428,614                 1999
         436,099                 1998
         427,577                 1997
         398,035                 1996
         378,968                 1995

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

  The following table presents the carrying value, by security type, for the Company's investment portfolio.

December 31,                           1999         1998         1997
---------------------------------------------------------------------
U.S.Treasury securities           $  66,459    $  81,916    $ 114,922
U.S. Agency obligations               9,643       11,402       10,106
States & political subdivisions      28,591       23,634            -
Other securities                      1,818        1,810           20
---------------------------------------------------------------------
  Total Investment Securities     $ 106,511    $ 118,762    $ 125,048
=====================================================================


Penseco Financial Services Corporation           14           1999 Annual Report

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                           1999         1998         1997         1996         1995
-----------------------------------------------------------------------------------------------
Real estate - construction
   and land development           $   3,241    $   4,152    $   3,731    $   3,770    $   4,042
Real estate mortgages               216,574      221,879      213,128      184,577      161,217
Commercial                           18,995       18,169       17,173       13,476       11,770
Credit card and related plans         2,203        2,286        2,293        2,298        2,404
Installment                          28,693       28,538       26,811       26,667       20,663
Obligations of states &
  political subdivisions             11,821        8,195        8,910        9,427        9,712
-----------------------------------------------------------------------------------------------
  Loans, net of unearned income     281,527      283,219      272,046      240,215      209,808
Less: Allowance for loan losses       2,950        2,830        2,600        2,300        2,100
-----------------------------------------------------------------------------------------------
  Loans, net                      $ 278,577    $ 280,389    $ 269,446    $ 237,915    $ 207,708
===============================================================================================


LOANS

Total net loans decreased $1.8 million to $278.6 million at December 31, 1999 from $280.4 million at December 31, 1998, a decrease of .6%.

  Total net loans increased $11.0 million to $280.4 million at December 31, 1998 from $269.4 million at December 31, 1997, an increase of 4.1%.

  The increase in 1998 was due to growth in the Company's real estate, commercial and installment loan portfolios.


NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 278,577                       1999
         280,389                       1998
         269,446                       1997
         237,915                       1996
         207,708                       1995


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


Penseco Financial Services Corporation           15           1999 Annual Report

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


December 31,                                     1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------
Non-accrual loans                            $    836     $    929     $  1,031     $    866     $    940
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        476          348          343          342          166
  Credit card and home equity loans                 -           27           98           93          133
---------------------------------------------------------------------------------------------------------
  Total non-performing loans                    1,312        1,304        1,472        1,301        1,239
Other real estate owned                            33          111          339          610          306
---------------------------------------------------------------------------------------------------------
  Total non-performing assets                $  1,345     $  1,415     $  1,811     $  1,911     $  1,545
=========================================================================================================



Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

  Loans on which the accrual of interest has been discontinued or reduced amounted to $836, $929 and $1,031 at December 31, 1999, 1998 and 1997,
respectively. If interest on those loans had been accrued, such income would have been $140, $108 and $89 for 1999, 1998 and 1997, respectively. Interest income on those loans, which is recorded only when received, amounted to $22, $30 and $35 for 1999, 1998 and 1997, respectively. There are no commitments to lend additional funds to individuals whose loans are on non-accrual status.

  The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 1999, there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

  At December 31, 1999, 1998 and 1997, the Company did not have any loans specifically classified as impaired.

  Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:


Years Ended December 31,                         1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------
Balance at beginning of year                 $  2,830     $  2,600     $  2,300     $  2,100     $  2,100
Charge-offs:
  Real estate mortgages                            82           69           38           87          300
  Commercial and all others                        13          252            -            -           11
  Credit card and related plans                    65           37           52           64           67
  Installment loans                                26           25           32           32            3
---------------------------------------------------------------------------------------------------------
Total charge-offs                                 186          383          122          183          381
---------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                             -            1           79           22            2
  Commercial and all others                       195            -            1            2            1
  Credit card and related plans                    10            9           17           16           11
  Installment loans                                12            8            9            9           46
---------------------------------------------------------------------------------------------------------
Total recoveries                                  217           18          106           49           60
---------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs                      (31)         365           16          134          321
---------------------------------------------------------------------------------------------------------
Provision charged to operations                    89          595          316          334          321
---------------------------------------------------------------------------------------------------------
  Balance at End of Year                     $  2,950     $  2,830     $  2,600     $  2,300     $  2,100
=========================================================================================================
Ratio of net (recoveries) charge-offs
to average loans outstanding                  (0.01)%        0.13%        0.01%        0.06%        0.17%
==========================================================================================================



Penseco Financial Services Corporation           16           1999 Annual Report

The allowance for loan losses is allocated as follows:



December 31,                     1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------
                               Amount     %1   Amount     %1   Amount     %1   Amount     %1   Amount     %1
------------------------------------------------------------------------------------------------------------
Real estate mortgages         $ 1,500   78%   $ 1,550   80%   $ 1,350   71%   $ 1,125   71%   $ 1,100   72%
Commercial
  and all others                  950   10        830    9        850   19        875   22        750   23
Credit card and
  related plans                   150    1        150    1        150    1        150    1        150    1
Personal installment loans        350   11        300   10        250    9        150    6        100    4
------------------------------------------------------------------------------------------------------------
  Total                       $ 2,950  100%   $ 2,830  100%   $ 2,600  100%   $ 2,300  100%   $ 2,100  100%
============================================================================================================

Note: 1 - Percent of loans in each category to total loans



DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits decreased $10.2 million to $367.3 million at December 31, 1999 from $377.5 million at December 31, 1998, a decrease of 2.7%. Company deposits increased $3.0 million to $377.5 million at December 31, 1998 from $374.5 million at December 31, 1997, an increase of .8%. The decline in deposits in 1999 is the result of the Company concentrating on maintaining core deposits, along with increasing its non-interest bearing deposits, which helped to reduce the cost of funds. The growth in deposits in 1998 was due to management responding to competition by offering competitively priced or alternative banking products.

The maturities of time deposits of $100,000 or more are as follows:

  Three months or less                       $ 15,684
  Over three months through six months         13,502
  Over six months through twelve months        10,023
  Over twelve months                            5,088
                                             --------
  Total                                      $ 44,297
                                             ========


DEPOSITS (in millions)            YEAR
--------------------------------------
$ 367,332                         1999
  377,526                         1998
  374,488                         1997
  352,026                         1996
  336,386                         1995


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

  The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank. The designation of securities as "Held-To-Maturity" lessens the ability of banks to sell securities so classified, except in regard to certain changes in circumstances or other events that are isolated, nonrecurring and unusual.


Penseco Financial Services Corporation           17           1999 Annual Report

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

  The Company's total risk-based capital ratio was 18.96% at December 31, 1999. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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


STOCKHOLDERS' EQUITY (in millions)            YEAR
--------------------------------------------------
         $ 45,743                             1999
           44,961                             1998
           42,924                             1997
           40,585                             1996
           39,239                             1995


Item 7A  Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not enter into derivative financial instruments, which include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a party up to a stipulated amount and with specified terms and conditions.

  Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

  The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company's market risk is reasonable at this time.

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


Penseco Financial Services Corporation           18           1999 Annual Report

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 1999


                                                                                                     Non-Rate
                                     2000        2001        2002       2003       2004  Thereafter Sensitive      Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
  U.S. Treasury securities      $  19,017   $  32,731   $   4,925  $   4,866  $   4,920  $       -  $       -   $  66,459  $  66,459
    Yield                           5.88%       5.54%       5.14%      4.65%      6.01%          -          -       5.57%
  U.S. Agency obligations               -           -           -      4,800          -          -          -       4,800      4,800
    Yield                               -           -           -      5.71%          -          -          -       5.71%
  States & political subdivisions   1,094       3,402       6,731      7,462      4,263      5,639          -       28,591    28,439
    Yield                           5.08%       5.22%       5.37%      5.68%      5.56%      8.51%          -       6.04%
Variable interest rate securities:
  U.S. Agency obligations           1,800       1,800       1,243          -          -          -          -       4,843      4,691
    Yield                           6.00%       6.00%       6.00%          -          -          -          -       6.00%
  Federal Home Loan Bank stock          -           -           -          -          -      1,798          -       1,798      1,798
    Yield                               -           -           -          -          -      6.63%          -       6.63%
  Other                                 -           -           -          -          -         20          -          20         20
    Yield                               -           -           -          -          -      5.00%          -       5.00%
Fixed interest rate loans:
  Real estate mortgages            13,008      12,122      11,799     11,170     11,574     93,060          -     152,733    146,191
    Yield                           7.59%       7.58%       7.57%      7.54%      7.50%      7.48%          -       7.51%
  Consumer and other                1,896       1,791       1,649      1,400      1,190      2,077          -      10,003      9,942
    Yield                           7.99%       7.89%       7.80%      7.80%      7.85%      8.04%          -       7.91%
Variable interest rate loans:
  Real estate mortgages            16,254       6,975       6,001      5,706      5,635     26,511          -      67,082     67,082
    Yield                           8.63%       8.43%       9.34%      8.66%      8.70%      8.69%          -       8.70%
  Commercial                       18,995           -           -          -          -          -          -      18,995     18,995
    Yield                           8.59%           -           -          -          -          -          -       8.59%
  Consumer and other                8,975       5,089       4,940      4,648      4,959      4,103          -      32,714     32,714
    Yield                           8.66%       8.69%       8.34%      7.85%      7.85%      8.69%          -       8.38%
Less: Allowance for loan losses       620         272         256        240        245      1,317          -       2,950
Interest bearing deposits
  with banks                        3,961           -           -          -          -          -          -       3,961      3,961
    Yield                           5.20%           -           -          -          -          -          -       5.20%
Federal funds sold                 10,875           -           -          -          -          -          -      10,875     10,875
    Yield                           5.25%           -           -          -          -          -          -       5.25%
Cash and due from banks                 -           -           -          -          -          -     10,275      10,275     10,275
Other assets                            -           -           -          -          -          -     18,415      18,415
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                    $  95,255   $  63,638   $  37,032  $  39,812  $  32,296  $ 131,891  $  28,690   $ 428,614  $ 406,242
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing     $       -   $  23,558   $       -  $       -    $     -  $       -  $       -   $  23,558  $  23,558
    Yield                               -       1.07%           -          -          -          -          -       1.07%
  Savings                               -      68,824           -          -          -          -          -      68,824     68,824
    Yield                               -       1.49%           -          -          -          -          -       1.49%
  Money markets                    60,494           -           -          -          -          -          -      60,494     60,494
    Yield                           2.68%           -           -          -          -          -          -       2.68%
  Time - Other                     14,104           -           -          -          -          -          -      14,104     14,104
    Yield                           5.62%           -           -          -          -          -          -       5.62%
Fixed interest rate deposits:
  Time - Over $100,000             39,209       2,957       1,411        300        245        175          -      44,297     44,492
    Yield                           5.03%       5.82%       6.11%      6.00%      6.36%      6.50%          -       5.14%
  Time - Other                     75,384      12,687       7,789        482      1,074        409          -      97,825     98,095
    Yield                           4.77%       5.30%       5.94%      5.24%      5.62%      6.05%          -       4.92%
Demand - Non-interest bearing           -           -           -          -          -          -     58,230      58,230     58,230
Repurchase agreements              11,981           -           -          -          -          -          -      11,981     11,981
    Yield                           3.96%           -           -          -          -          -          -       3.96%
Short-term borrowings                 887           -           -          -          -          -          -         887        887
    Yield                           4.99%           -           -          -          -          -          -       4.99%
Other liabilities                       -           -           -          -          -          -      2,671       2,671
Stockholders' equity                    -           -           -          -          -          -     45,743      45,743
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity            $ 202,059   $ 108,026   $   9,200  $     782  $   1,319  $     584  $ 106,644   $ 428,614  $ 380,665
====================================================================================================================================
Excess of (liabilities) assets
subject to interest rate change $(106,804)  $ (44,388)  $  27,832  $  39,030  $  30,977  $ 131,307  $ (77,954)  $       -
====================================================================================================================================



Penseco Financial Services Corporation           19           1999 Annual Report

Item 8   Financial Statements and Supplementary Data


                          Consolidated Balance Sheets

(in thousands, except per share data)


                          December 31,                                      1999         1998
                          -------------------------------------------------------------------
ASSETS                    Cash and due from banks                      $  10,275    $  11,731
                          Interest bearing balances with banks             3,961          345
                          Federal funds sold                              10,875        6,650
                          -------------------------------------------------------------------
                            Cash and Cash Equivalents                     25,111       18,726

                          Investment securities:
                            Available-for-sale, at fair value             96,029      112,346
                            Held-to-maturity (fair value of $10,178
                              and $6,266, respectively)                   10,482        6,416
                          -------------------------------------------------------------------
                            Total Investment Securities                  106,511      118,762

                          Loans, net of unearned income                  281,527      283,219
                            Less: Allowance for loan losses                2,950        2,830
                          -------------------------------------------------------------------
                           Loans, Net                                    278,577      280,389

                          Bank premises and equipment                     12,296       12,631
                          Other real estate owned                             33          111
                          Accrued interest receivable                      2,927        3,234
                          Other assets                                     3,159        2,246
                          -------------------------------------------------------------------
                            Total Assets                               $ 428,614    $ 436,099
                          ===================================================================

LIABILITIES               Deposits:
                            Non-interest bearing                       $  58,230    $  56,398
                            Interest bearing                             309,102      321,128
                          -------------------------------------------------------------------
                            Total Deposits                               367,332      377,526

                          Other borrowed funds:
                            Repurchase agreements                         11,981       10,959
                            Short-term borrowings                            887            -
                          Accrued interest payable                         1,860        2,039
                          Other liabilities                                  811          614
                          -------------------------------------------------------------------
                            Total Liabilities                            382,871      391,138
                          -------------------------------------------------------------------

STOCKHOLDERS' EQUITY      Common stock, $.01 par value, 15,000,000
                            shares authorized, 2,148,000
                            shares issued and outstanding                     21           21
                          Surplus                                         10,819       10,819
                          Retained earnings                               35,996       33,688
                          Accumulated other comprehensive income          (1,093)         433
                          -------------------------------------------------------------------
                            Total Stockholders' Equity                    45,743       44,961
                          -------------------------------------------------------------------
                            Total Liabilities and
                            Stockholders' Equity                       $ 428,614    $ 436,099
                          ===================================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.


Penseco Financial Services Corporation           20           1999 Annual Report

                       Consolidated Statements of Income

(in thousands, except per share data)


                          Years Ended December 31,                    1999        1998        1997
                          ------------------------------------------------------------------------
INTEREST                  Interest and fees on loans              $ 21,873    $ 22,609    $ 21,884
INCOME                    Interest and dividends on investments:
                            U.S. Treasury securities and U.S.
                              Agency obligations                     4,894       6,600       7,804
                            States & political subdivisions            870          89           -
                            Other securities                           120          44           1
                          Interest on Federal funds sold               369         521         410
                          Interest on balances with banks              194         112           -
                          ------------------------------------------------------------------------
                            Total Interest Income                   28,320      29,975      30,099
                          ------------------------------------------------------------------------
INTEREST                  Interest on time deposits
EXPENSE                     of $100,000 or more                      2,172       2,165       1,616
                          Interest on other deposits                 8,531      10,609      10,564
                          Interest on other borrowed funds             510         405         205
                          ------------------------------------------------------------------------
                            Total Interest Expense                  11,213      13,179      12,385
                          ------------------------------------------------------------------------
                            Net Interest Income                     17,107      16,796      17,714
                          Provision for loan losses                     89         595         316
                          ------------------------------------------------------------------------
                            Net Interest Income After Provision
                              for Loan Losses                       17,018      16,201      17,398
                          ------------------------------------------------------------------------
OTHER                     Trust department income                    1,047       1,001         858
INCOME                    Service charges on deposit accounts          695         657         648
                          Merchant transaction income                5,166       4,500       4,083
                          Other fee income                             704         539         602
                          Other operating income                       134         141          94
                          Realized gains on securities, net              -           -           -
                          ------------------------------------------------------------------------
                            Total Other Income                       7,746       6,838       6,285
                          ------------------------------------------------------------------------
OTHER                     Salaries and employee benefits             7,528       7,331       7,578
EXPENSES                  Occupancy expenses, net                    1,334       1,274       1,278
                          Furniture and equipment expenses           1,227         908         850
                          Merchant transaction expenses              4,471       3,764       3,365
                          Other operating expenses                   3,752       3,709       3,813
                          ------------------------------------------------------------------------
                            Total Other Expenses                    18,312      16,986      16,884
                          ------------------------------------------------------------------------
                          Income before income taxes                 6,452       6,053       6,799
                          Applicable income taxes                    1,781       1,772       2,074
                          ------------------------------------------------------------------------
NET INCOME                  Net Income                            $  4,671    $  4,281    $  4,725
                          ========================================================================
PER SHARE                   Earnings Per Share                    $   2.17    $   1.99    $   2.20
                          ========================================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.


Penseco Financial Services Corporation           21           1999 Annual Report

           Consolidated Statements of Changes in Stockholders' Equity



Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------

                                                                               Accumulated
                                                                                  Other             Total
                                             Common                Retained    Comprehensive    Stockholders'
(in thousands, except per share data)         Stock     Surplus    Earnings       Income           Equity
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    $ 21     $ 10,819    $ 29,193     $    552          $ 40,585

Comprehensive income:
  Net income, 1997                               -            -       4,725            -             4,725
  Unrealized losses on securities,
    net of taxes of $67                          -            -           -         (130)             (130)
                                                                                                     -----
Comprehensive income                                                                                 4,595

Cash dividends declared ($1.05 per share)        -            -      (2,256)           -            (2,256)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                      21       10,819      31,662          422            42,924

Comprehensive income:
  Net income, 1998                               -            -       4,281            -             4,281
  Unrealized gains on securities,
    net of taxes of $6                           -            -           -           11                11
                                                                                                     -----
Comprehensive income                                                                                 4,292

Cash dividends declared ($1.05 per share)        -            -      (2,255)           -            (2,255)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                      21       10,819      33,688          433            44,961

Comprehensive income:
  Net income, 1999                               -            -       4,671            -             4,671
  Unrealized losses on securities,
    net of taxes of $786                         -            -           -       (1,526)           (1,526)
                                                                                                     -----
Comprehensive income                                                                                 3,145

Cash dividends declared ($1.10 per share)        -            -      (2,363)           -            (2,363)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $ 21     $ 10,819    $ 35,996     $ (1,093)         $ 45,743
=============================================================================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

Penseco Financial Services Corporation           22           1999 Annual Report

                      Consolidated Statements of Cash Flows


(in thousands)   Years Ended December 31,                                1999        1998        1997
                 -------------------------------------------------------------------------------------
OPERATING        Net Income                                         $   4,671   $   4,281   $   4,725
ACTIVITIES       Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation                                       1,176       1,005         972
                     Provision for loan losses                             89         595         316
                     Deferred income tax benefit                         (165)       (284)         (8)
                     Amortization of securities
                       (net of accretion)                                 336         232         296
                     Net realized gains on securities                       -           -           -
                     Loss on other real estate                             28          41         176
                     Decrease (increase) in interest receivable           307         661        (387)
                     Decrease (increase) in other assets                   37        (475)       (136)
                     Increase (decrease) in income taxes payable          253        (182)         51
                     (Decrease) increase in interest payable             (179)       (485)        523
                     (Decrease) increase  in other liabilities            (56)        102        (105)
                 -------------------------------------------------------------------------------------
                     Net cash provided by
                       operating activities                             6,497       5,491       6,423
                 -------------------------------------------------------------------------------------
INVESTING        Purchase of investment securities
ACTIVITIES         available-for-sale                                 (48,307)    (53,579)    (48,472)
                 Proceeds from maturities of investment
                   securities available-for-sale                       62,015      56,000      46,000
                 Purchase of investment securities to be
                   held-to-maturity                                    (5,639)          -           -
                 Proceeds from repayments of investment
                   securities to be held-to-maturity                    1,535       3,650       2,194
                 Net loans repaid (originated)                          1,612     (11,664)    (32,274)
                 Proceeds from other real estate                          161         313         523
                 Investment in premises and equipment                    (841)     (4,990)     (3,196)
                 -------------------------------------------------------------------------------------
                     Net cash provided (used) by
                       investing activities                            10,536     (10,270)    (35,225)
                 -------------------------------------------------------------------------------------
FINANCING        Net increase (decrease) in demand and
ACTIVITIES         savings deposits                                       851       6,236     (12,393)
                 Net (payments) proceeds on time deposits             (11,045)     (3,198)     34,855
                 Increase in repurchase agreements                      1,022       5,037       3,925
                 Net increase (decrease) in short-term borrowings         887        (893)        422
                 Cash dividends paid                                   (2,363)     (2,255)     (2,256)
                 -------------------------------------------------------------------------------------
                     Net cash (used) provided by
                       financing activities                           (10,648)      4,927      24,553
                 -------------------------------------------------------------------------------------
                     Net increase (decrease) in cash
                       and cash equivalents                             6,385         148      (4,249)
                 -------------------------------------------------------------------------------------
                 Cash and cash equivalents at January 1                18,726      18,578      22,827
                 -------------------------------------------------------------------------------------
                 Cash and cash equivalents at December 31           $  25,111   $  18,726   $  18,578
                 =====================================================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

Penseco Financial Services Corporation           23           1999 Annual Report

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

  The Company has no derivative financial instruments required to be disclosed under Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS
119).

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

Penseco Financial Services Corporation           24           1999 Annual Report

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

ADVERTISING  EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997, amounted to $387, $442 and $432, respectively.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) as well as deferred taxes on temporary differences, between the amount of taxable income and pre-tax financial income and between the tax bases of assets and liabilities and their reported amounts in the Financial Statements. Deferred tax assets and liabilities are included in the Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

CASH FLOWS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, due from banks, interest bearing balances with banks and Federal funds sold for a one-day period.

The Company paid interest and income taxes during the years ended December 31, 1999, 1998 and 1997 as follows:

                              1999       1998       1997
  ------------------------------------------------------
  Income taxes paid       $  1,694   $  2,238   $  1,985
  Interest paid           $ 11,392   $ 13,664   $ 11,861

Non-cash transactions during the years ended December 31, 1999, 1998 and 1997, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $111, $126, and $427, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1999 presentation.


2     CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                1999       1998
-----------------------------------------------------------
Cash items in process of collection     $      5   $     66
Non-interest bearing balances              4,961      6,982
Cash on hand                               5,309      4,683
-----------------------------------------------------------
    Total                               $ 10,275   $ 11,731
===========================================================


3     INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 1999 and 1998 are as follows:

                               AVAILABLE-FOR-SALE

                                      Gross        Gross
                     Amortized   Unrealized   Unrealized        Fair
1999                      Cost        Gains       Losses       Value
--------------------------------------------------------------------
U.S. Treasury
  securities         $  67,237     $   9       $   787     $  66,459
U.S. Agency
  securities             5,000         -           200         4,800
States & political
  subdivisions          23,629         -           677        22,952
--------------------------------------------------------------------
  Total Debt
    Securities          95,866         9         1,664        94,211
Equity securities        1,818         -             -         1,818
--------------------------------------------------------------------
  Total Available -
     for-Sale        $  97,684     $   9       $ 1,664     $  96,029
====================================================================


                                      Gross        Gross
                     Amortized   Unrealized   Unrealized        Fair
1998                      Cost        Gains       Losses       Value
--------------------------------------------------------------------
U.S. Treasury
  securities         $  81,210     $ 706       $     -     $  81,916
U.S. Agency
  securities             5,000         -            14         4,986
States & political
  subdivisions          23,669        15            50        23,634
--------------------------------------------------------------------
  Total Debt
    Securities         109,879       721            64       110,536
Equity securities        1,810         -             -         1,810
--------------------------------------------------------------------
  Total Available -
    for-Sale         $ 111,689     $ 721       $    64     $ 112,346
====================================================================

There were no sales of available-for-sale debt securities in 1999, 1998 and 1997.

Penseco Financial Services Corporation           25           1999 Annual Report

                                HELD-TO-MATURITY

                                      Gross        Gross
                     Amortized   Unrealized   Unrealized        Fair
1999                      Cost        Gains       Losses       Value
--------------------------------------------------------------------
U.S. Agency
  Obligations:
    Mortgage-backed
      securities     $   4,843     $   -       $   152     $   4,691
States & political
  subdivisions           5,639         -           152         5,487
--------------------------------------------------------------------
  Total Held-to-
    Maturity         $  10,482     $   -       $   304     $  10,178
====================================================================


                                      Gross        Gross
                     Amortized   Unrealized   Unrealized        Fair
1998                      Cost        Gains       Losses       Value
--------------------------------------------------------------------
U.S. Agency
  Obligations:
    Mortgage-backed
      securities     $   6,416     $   -       $   150     $   6,266
--------------------------------------------------------------------
  Total Held-to-
      Maturity       $   6,416     $   -       $    150    $   6,266
====================================================================

Investment securities with amortized costs and fair values of $50,446 and $49,130 at December 31, 1999 and $56,194 and $56,697 at December 31, 1998, were pledged to secure trust funds, public deposits and for other purposes as required by law.

  The amortized cost and fair value of debt securities at December 31, 1999 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------
                             Available-for-Sale       Held-to-Maturity
                           Amortized        Fair   Amortized        Fair
                                Cost       Value        Cost       Value
------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury
    securities              $ 19,008    $ 19,017    $      -    $      -
  States & political
    subdivisions               1,100       1,094           -           -
After one year through
  five years:
  U.S. Treasury
    securities                48,229      47,442           -           -
  U.S. Agency
    securities                 5,000       4,800           -           -
  States & political
    subdivisions              20,581      20,032           -           -
After five years
  through ten years:
  States & political
    subdivisions               1,156       1,092           -           -
After ten years:
  States & political
    subdivisions                 792         734       5,639       5,487
------------------------------------------------------------------------
    Subtotal                  95,866      94,211       5,639       5,487
Mortgage-backed
  securities                       -           -       4,843       4,691
------------------------------------------------------------------------
Total Debt Securities       $ 95,866    $ 94,211    $ 10,482    $ 10,178
========================================================================


4     LOANS

Major  classifications  of loans are as  follows:

December  31,                                     1999           1998
---------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development          $   3,241      $   4,152
  Secured by farmland                              526              5
  Secured by 1-4 family residential
    properties:
    Revolving, open-end loans                    7,312          7,901
    Secured by first liens                     123,955        131,564
    Secured by junior liens                     32,347         33,063
  Secured by multi-family properties               896            829
  Secured by non-farm, non-residential
    properties                                  51,538         48,517
Commercial and industrial loans
  to U.S. addressees                            18,995         18,169
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                  2,203          2,286
  Other (installment and
    student loans, etc.)                        28,615         28,486
Obligations of states &
  political subdivisions                        11,821          8,195
All other loans                                     78             58
---------------------------------------------------------------------
  Gross Loans                                  281,527        283,225
Less: Unearned income on loans                       -              6
---------------------------------------------------------------------
  Loans, Net of Unearned Income              $ 281,527      $ 283,219
=====================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $836, $929 and $1,031 at December 31, 1999, 1998 and 1997, respectively. If interest on those loans had been accrued, such income would have been $140, $108 and $89 for 1999, 1998 and 1997, respectively. Interest income on those loans, which is recorded only when received, amounted to $22, $30 and $35 for 1999, 1998 and 1997, respectively. Also, at December 31, 1999 and 1998, the Bank had loans totalling $476 and $375, respectively, which were past due 90 days or more and still accruing interest (credit card, home equity and guaranteed student loans).


5     ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                 1999       1998       1997
--------------------------------------------------------------------
Balance at beginning of year          $ 2,830    $ 2,600    $ 2,300
Provision charged to operations            89        595        316
Recoveries credited to allowance          217         18        106
--------------------------------------------------------------------
                                        3,136      3,213      2,722
Losses charged to allowance              (186)      (383)      (122)
--------------------------------------------------------------------
    Balance at End of Year            $ 2,950    $ 2,830    $ 2,600
====================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,         Book Provision           Tax Deduction
------------------------         --------------           -------------
        1999                         $  89                    $   0
        1998                         $ 595                    $ 365
        1997                         $ 316                    $  16

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $979, $948 and $948 at December 31, 1999, 1998 and 1997,
respectively.

Penseco Financial Services Corporation           26           1999 Annual Report

6     BANK PREMISES AND EQUIPMENT

December 31,                         1999        1998
-----------------------------------------------------
Land                             $  2,929    $  2,929
Buildings and improvements         14,371      14,178
Furniture and equipment            10,282       9,634
-----------------------------------------------------
                                   27,582      26,741
Less: Accumulated depreciation     15,286      14,110
-----------------------------------------------------
  Net Bank Premises
    and Equipment                $ 12,296    $ 12,631
=====================================================

Buildings and improvements are being depreciated over 10 to 50 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,176 in 1999, $1,005 in 1998 and $972 in 1997.

  Occupancy expenses were reduced by rental income received in the amount of $59, $58 and $58 in the years ended December 31, 1999, 1998 and 1997, respectively.


7     OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 1999 and 1998 was $33 and $111, respectively, supported by appraisals of the real estate involved.


8     INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR
        LOSSES OF SUBSIDIARY


Penseco Realty, Inc. is a wholly owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

                               Equity in
       Percent                underlying                   Bank's
      of voting    Total     net assets at   Amount     proportionate
        stock    investment     balance        of      part of loss for
        owned     and loan    sheet date    dividends     the period
-----------------------------------------------------------------------
1999    100%      $ 3,850       $ 3,835       None         $    -
1998    100%      $ 3,950       $ 3,936       None         $    -
1997    100%      $ 3,950       $ 3,936       None         $    -


9     DEPOSITS

December 31,                       1999        1998
---------------------------------------------------
Demand - Non-interest
  bearing                     $  58,230   $  56,289
Demand - Interest bearing        23,558      25,438
Savings                          68,824      71,771
Money markets                    60,494      56,707
Time - Over $100,000             44,297      46,191
Time - Other                    111,929     121,130
---------------------------------------------------
  Total                       $ 367,332   $ 377,526
===================================================

9     DEPOSITS  (continued)

Scheduled maturities of time deposits are as follows:

        2000                     $ 128,697
        2001                        15,644
        2002                         9,200
        2003                           782
        2004                         1,319
        2005 and thereafter            584
        ----------------------------------
          Total                  $ 156,226
        ==================================


10    OTHER BORROWED FUNDS

At December 31, 1999 and 1998, other borrowed funds consisted of demand notes to the U.S. Treasury and Repurchase Agreements.

  Short-term borrowings generally have original maturity dates of thirty days or less.

  Investment securities with amortized costs of $12,097 and $13,069 and fair values of $11,816 and $13,200 were pledged to secure repurchase agreements at December 31, 1999 and 1998, respectively.

Years Ended December 31,                  1999            1998
--------------------------------------------------------------
Amount outstanding at year end        $ 12,868        $ 10,959
Average interest rate at year end        4.39%           4.37%
Maximum amount outstanding at
  any month end                       $ 14,509        $ 12,382
Average amount outstanding            $ 12,728        $  8,954
Weighted average interest rate
  during the year:
  Federal funds purchased                5.13%           4.15%
  Repurchase agreements                  3.96%           4.52%
  Demand notes to U.S. Treasury          4.99%           4.70%


The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,130 and $9,833 at December 31, 1999 and $10,002 and $10,044
at December 31, 1998 with an interest rate of 5.0% and 4.5% for 1999 and 1998, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 1999 and 1998, respectively.

  The Company has the availability of a $5,000 overnight Federal funds line of credit with First Union Bank. There was no balance outstanding as of December 31, 1999 and 1998, respectively.

  The Company maintains a collateralized maximum borrowing capacity of $136,254 with the Federal Home Loan Bank of Pittsburgh (FHLB). There was no balance outstanding or assets pledged as of December 31, 1999.

Penseco Financial Services Corporation           27           1999 Annual Report

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

  At December 31, 1999 and 1998, the ESOP held 86,511 and 94,725 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $90, $0 and $140 to the plan during the years ended December 31, 1999, 1998 and 1997, respectively.

  Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $0, $20 and $0 to the plan during the years ended December 31, 1999, 1998 and 1997, respectively.

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

In determining the benefit obligation the following assumptions were made:

-------------------------------------------------------------
                             Pension Benefits  Other Benefits
-------------------------------------------------------------
December 31,                   1999    1998      1999    1998
Weighted - average
  assumptions:
    Discount rate             6.50%   6.50%     6.50%   6.50%
    Expected return on
      plan assets             9.00%   9.00%         -       -
    Rate of compensation
      increase                4.50%   4.50%         -       -
-------------------------------------------------------------

A reconciliation of the funded status of the plans with amounts reported on the Balance Sheet is as follows:

                                 Pension Benefits       Other Benefits
-------------------------------------------------------------------------
December 31,                       1999       1998       1999       1998
-------------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation,
      beginning                 $ 7,344    $ 6,764    $    52    $    48
    Service cost                    304        295          4          2
    Interest cost                   466        444          9          3
    Actuarial (loss) gain           (69)       206         78          2
    Benefits paid                  (803)      (221)        (3)        (2)
-------------------------------------------------------------------------
  Benefit obligation,
    ending                        7,242      7,488        140         53
-------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan
    assets, beginning             7,627      6,872          -          -
  Actual return on plan
    assets                          560        911          -          -
  Employer contribution               1         65         14          2
  Benefits paid                    (233)      (221)       (14)        (2)
-------------------------------------------------------------------------
  Fair value of plan
    assets, ending                7,955      7,627          -          -
-------------------------------------------------------------------------
Funded status                       713        139       (140)       (53)
Unrecognized net transition
  asset                            (132)      (198)         -          -
Unrecognized net actuarial
  loss (gain)                       488      1,008       (126)      (121)
Unrecognized prior service
  cost                              (70)       (45)        86          6
-------------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                        $   999    $    904   $  (180)   $  (168)
=========================================================================

A reconciliation of net periodic pension and other benefit costs is as follows:

                                                   Pension Benefits
                                                   ----------------
Years Ended December 31,                      1999       1998       1997
-------------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                           $   304    $   295    $   267
    Interest cost                              466        444        414
    Expected return on plan assets            (676)      (615)      (540)
    Amortization of transition
      asset                                    (66)       (66)       (66)
    Amortization of unrecognized
      net loss                                   6         26         48
-------------------------------------------------------------------------
      Net periodic pension cost            $    34    $    84    $   123
=========================================================================

                                                    Other Benefits
                                                    --------------
Years Ended December 31,                      1999       1998       1997
-------------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                           $     5    $     2    $     2
    Interest cost                                9          3          3
    Amortization of prior service
      cost                                       7          1          1
    Amortization of unrecognized
      net loss                                  (7)        (9)       (10)
-------------------------------------------------------------------------
      Net periodic other benefit cost      $    14    $    (3)   $    (4)
=========================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $180, $140 and $0, respectively at December 31, 1999 and $144, $97 and $0, respectively at December 31, 1998.

Penseco Financial Services Corporation           28           1999 Annual Report

12    INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,           1999       1998       1997
--------------------------------------------------------------
Currently payable               $ 1,946    $ 2,056    $ 2,082
Deferred benefit                   (165)      (284)        (8)
--------------------------------------------------------------
  Total                         $ 1,781    $ 1,772    $ 2,074
==============================================================

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,           1999       1998       1997
--------------------------------------------------------------
Tax at statutory rate           $ 2,194    $ 2,058    $ 2,312
Reduction for non-taxable
  interest                         (471)      (269)      (299)
Other additions
  (reductions)                       58        (17)        61
--------------------------------------------------------------
  Applicable Income Taxes       $ 1,781    $ 1,772    $ 2,074
==============================================================

The components of the deferred income tax benefit, which result from temporary differences, are as follows:

Years Ended December 31,           1999       1998       1997
--------------------------------------------------------------
Accretion of discount on bonds  $   (57)   $  (147)   $    73
Accelerated depreciation            (59)       (32)       (54)
Supplemental benefit plan            (7)        (7)        (8)
Allowance for loan losses           (30)       (78)      (102)
Prepaid pension cost                (12)       (20)        48
Loan fees/costs                       -          -         35
--------------------------------------------------------------
Total                           $  (165)   $  (284)   $    (8)
==============================================================

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                  1999       1998
-------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                $   670    $   640
  Depreciation                                 189        131
  Supplemental Benefit Plan                     22         15
  Unrealized securities losses                 563          -
-------------------------------------------------------------
    Total Deferred Tax Assets                1,444        786
=============================================================

Deferred tax liabilities:
  Unrealized securities gains                    -        223
  Prepaid pension costs                        340        352
  Accretion                                      8         65
-------------------------------------------------------------
    Total Deferred Tax Liabilities             348        640
-------------------------------------------------------------
    Net Deferred Tax Asset                 $ 1,096    $   146
=============================================================

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

  Financial instruments whose contract amounts represent credit risk at December 31, 1999 and 1998 are as follows:

                                              1999       1998
-------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                              $ 16,703   $ 11,722
  Variable rate                           $ 37,261   $ 36,990
Standby letters of credit                 $  1,130   $    614

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

Penseco Financial Services Corporation           29           1999 Annual Report
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


                                           December 31, 1999             December 31, 1998
----------------------------------------------------------------------------------------------
                                          Carrying         Fair         Carrying         Fair
                                            Amount        Value           Amount        Value
----------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                $  10,275    $  10,275        $  11,731    $  11,731
  Interest bearing balances with banks       3,961        3,961              345          345
  Federal funds sold                        10,875       10,875            6,650        6,650
----------------------------------------------------------------------------------------------
    Cash and cash equivalents               25,111       25,111           18,726       18,726
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities              66,459       66,459           81,916       81,916
      U.S. Agency obligations                4,800        4,800            4,986        4,986
      States & political
        subdivisions                        22,952       22,952           23,634       23,634
      Federal Home Loan Bank stock           1,798        1,798            1,790        1,790
      Other securities                          20           20               20           20
    Held-to-maturity:
      U.S. Agency obligations                4,843        4,691            6,416        6,266
      States & political
        subdivisions                         5,639        5,487                -            -
----------------------------------------------------------------------------------------------
        Total investment securities        106,511      106,207          118,762      118,612
  Loans, net of unearned income:
    Real estate mortgages                  219,815      213,273          226,031      226,605
    Commercial                              18,995       18,995           18,169       18,169
    Consumer and other                      42,717       42,656           39,019       38,826
    Less:  Allowance for loan losses         2,950                         2,830
----------------------------------------------------------------------------------------------
      Loans, net                           278,577      274,924          280,389      283,600
----------------------------------------------------------------------------------------------
      Total Financial Assets               410,199    $ 406,242          417,877    $ 420,938
Other assets                                18,415                        18,222
----------------------------------------------------------------------------------------------
Total Assets                             $ 428,614                     $ 436,099
==============================================================================================
Financial Liabilities:
  Demand - Non-interest bearing          $  58,230    $  58,230        $  56,289    $  56,289
  Demand - Interest bearing                 23,558       23,558           25,438       25,438
  Savings                                   68,824       68,824           71,771       71,771
  Money markets                             60,494       60,494           56,707       56,707
  Time                                     156,226      156,691          167,321      168,088
----------------------------------------------------------------------------------------------
    Total Deposits                         367,332      367,797          377,526      378,293
  Repurchase agreements                     11,981       11,981           10,959       10,959
  Short-term borrowings                        887          887                -            -
----------------------------------------------------------------------------------------------
    Total Financial Liabilities            380,200    $ 380,665          388,485    $ 389,252
Other Liabilities                            2,671                         2,653
Stockholders' Equity                        45,743                        44,961
----------------------------------------------------------------------------------------------
    Total Liabilities and
    Stockholders' Equity                 $ 428,614                     $ 436,099
==============================================================================================

Standby Letters of Credit                $     (11)   $     (11)       $      (6)   $      (6)



Penseco Financial Services Corporation           30           1999 Annual Report

15    OPERATING LEASES


The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $80 in 1999, $71 in 1998 and $67 in 1997. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

  Future minimum rental commitments under these leases at December 31, 1999 are as follows:

                              Mount   Meadow    ATM
                             Pocono   Avenue   Sites   Total
------------------------------------------------------------
2000                          $  45     $ 18    $ 16   $  79
2001                             45       12      12      69
2002                             45        -       6      51
2003                             45        -       -      45
2004                             45        -       -      45
2005 to 2011                    294        -       -     294
------------------------------------------------------------
  Total minimum
    payments required         $ 519     $ 30    $ 34   $ 583
============================================================


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

Years Ended December 31,          1999            1998
-------------------------------------------------------
Beginning Balance             $  4,008        $  4,658
Additions                        3,892           4,787
Collections                     (2,979)         (5,437)
-------------------------------------------------------
  Ending Balance              $  4,921        $  4,008
=======================================================


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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted asset and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

  As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

  The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

  The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 1999, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

Penseco Financial Services Corporation           31           1999 Annual Report


                      Actual                                   Regulatory Requirements
-----------------------------------------------------  ----------------------------------------
                                                          For Capital             To Be
                                                       Adequacy Purposes    "Well Capitalized"
December 31, 1999                   Amount     Ratio    Amount     Ratio      Amount    Ratio
-----------------------------------------------------------------------------------------------
Total Capital
    (to Risk Weighted Assets)      $ 49,786    18.96%  > $ 21,006  > 8.0%  >  $ 26,259  > 10.0%
                                                       -           -       -            -
Tier I Capital
    (to Risk Weighted Assets)      $ 46,836    17.84%  > $ 10,503  > 4.0%  >  $ 15,755  >  6.0%
                                                       -           -       -            -
Tier I Capital
    (to Average Assets)            $ 46,836    10.87%  >        *  >   *   >  $ 21,553  >  5.0%
                                                       -           -       -            -

* 3.0% ($12,931), 4.0% ($17,242) or 5.0% ($21,553) depending on the bank's CAMELS Rating and other regulatory risk factors.



December 31, 1998
-----------------------------------------------------------------------------------------------
Total Capital
    (to Risk Weighted Assets)      $ 47,289    18.36%  > $ 20,610  > 8.0%  >  $ 25,764  > 10.0%
                                                       -           -       -            -
Tier I Capital
    (to Risk Weighted Assets)      $ 44,459    17.26%  > $ 10,305  > 4.0%  >  $ 15,458  >  6.0%
                                                       -           -       -            -
Tier I Capital
    (to Average Assets)            $ 44,459    10.29%  >       *   >   *   >  $ 21,610  >  5.0%
                                                       -           -       -            -

* 3.0% ($12,966), 4.0% ($17,288) or 5.0% ($21,610) depending on the bank's CAMELS Rating and other regulatory risk factors.


Penseco Financial Services Corporation           32           1999 Annual Report

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

  This reorganization among entities under common control was accounted for at historical cost in a manner similar to a pooling of interests.

  The condensed Company-only information follows:

BALANCE SHEETS

December 31,                           1999        1998
-------------------------------------------------------
Investment in subsidiary           $ 45,743    $ 44,961
-------------------------------------------------------
  Total Assets                     $ 45,743    $ 44,961
=======================================================
  Total Stockholders' Equity       $ 45,743    $ 44,961
=======================================================


STATEMENTS OF INCOME

Years Ended December 31,               1999        1998        1997
-------------------------------------------------------------------
Earnings of subsidiary:
  Dividends received               $  2,363    $  2,255    $  2,256
  Undistributed net income
    of subsidiary                     2,308       2,026       2,469
-------------------------------------------------------------------
  Net Income                       $  4,671    $  4,281    $  4,725
===================================================================


STATEMENTS OF CASH FLOWS

Years Ended December 31,                      1999         1998         1997
-----------------------------------------------------------------------------
Operating Activities:
Net Income                                $  4,671     $  4,281     $  4,725
Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Equity in undistributed net
        income of subsidiary                (2,308)      (2,026)      (2,469)
-----------------------------------------------------------------------------
      Net cash provided by
        operating activities                 2,363        2,255        2,256
-----------------------------------------------------------------------------
Investing Activities:
Investment in Interim Bank subsidiary            -            -         (465)
Special dividend from subsidiary                 -            -          465
-----------------------------------------------------------------------------
      Net cash provided by
        investing activities                     -            -            -
-----------------------------------------------------------------------------
Financing Activities:
Proceeds from short-term debt                    -            -          470
Payment of short-term debt                       -            -         (470)
Proceeds from sale of stock                      -            -            5
Purchase of stock                                -            -           (5)
Cash dividends paid                         (2,363)      (2,255)      (2,256)
-----------------------------------------------------------------------------
      Net cash used by
        financing activities                (2,363)      (2,255)      (2,256)
-----------------------------------------------------------------------------
      Net increase in cash and
        cash equivalents                         -            -            -

Cash and cash equivalents at January 1           -            -            -
-----------------------------------------------------------------------------
Cash and cash equivalents at December 31  $      -     $      -     $      -
=============================================================================


Penseco Financial Services Corporation           33           1999 Annual Report

McGrail Merkel Quinn & Associates
Certified Public Accountants & Consultants

                                                               February 18, 2000



To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

                          Independent Auditor's Report
                          ----------------------------

     We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and its wholly owned subsidiary, Penn Security Bank and Trust Company as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                         /s/ McGrail, Merkel, Quinn & Associates
                                         Scranton, Pennsylvania



Penseco Financial Services Corporation           34           1999 Annual Report

Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 1999.



                                    PART III



Item 10  Directors and Executive Officers of the Registrant

The information on Directors of the Company on pages 4 and 5 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 2, 2000, is incorporated herein by reference thereto.

The information on Executive Officers on pages 6 and 7 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 2, 2000, is incorporated herein by reference thereto.


Item 11  Executive Compensation

The information contained under the heading "Executive Compensation" on page 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 2, 2000, is incorporated herein by reference thereto.


Item 12  Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities & Principal Holders Thereof" on pages 2,3 and 4 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 2, 2000, is incorporated herein by reference thereto.

Item 13  Certain Relationships and Related Transactions

The information contained in Note 16 under Item 8 on page 31 under the heading "General Notes to Financial Statements" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference thereto.

Penseco Financial Services Corporation           35           1999 Annual Report

                                    PART IV


Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) (1)  Financial Statements - The following financial statements are incorpor-
           ated by reference in Part II, Item 8 hereof:

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

                3(i) Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3(i) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

                3(ii) Registrant's By-Laws (Incorporated herein by reference to Exhibit 3(ii) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

               10       Material contracts - Supplemental Benefit Plan Agreement
                       (Incorporated  herein  by  reference  to  Exhibit  10  of
                        Registrant's report on Form 10-Q filed with the SEC on May 10, 1999.)

               13 Annual report to security holders (Included herein by reference on pages 1-40, including the cover.)

               21 Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

               27       Financial Data Schedule

(b)      No current Report on Form  8-K was filed for the fourth quarter of 1999 of the fiscal year ended December 31, 1999.

(c)      The  exhibits  required  to be filed by this Item are listed under Item
           14.(a) 3, above.

(d)      There are no financial  statement schedules  required to be filed under this item.


Penseco Financial Services Corporation           36           1999 Annual Report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2000.


By:  /s/  Otto P. Robinson, Jr.
----------------------------------
          Otto P. Robinson, Jr.
          President


By:  /s/  Richard E. Grimm
----------------------------------
          Richard E. Grimm
          Executive Vice-President


By:  /s/  Patrick Scanlon
----------------------------------
          Patrick Scanlon
          Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2000.



By: /s/  Edwin J. Butler                      By: /s/  Robert W. Naismith, Ph.D.
----------------------------------            ----------------------------------
         Edwin J. Butler                               Robert W. Naismith, Ph.D.
         Director                                      Director


By: /s/  Richard E. Grimm                     By: /s/  James B. Nicholas
----------------------------------            ----------------------------------
         Richard E. Grimm                              James B. Nicholas
         Director                                      Director


By: /s/  Russell C. Hazelton                  By:  /s/ Emily S. Perry
----------------------------------            ----------------------------------
         Russell C. Hazelton                           Emily S. Perry
         Director                                      Director


By: /s/  D. William Hume                      By: /s/  Sandra C. Phillips
----------------------------------            ----------------------------------
         D. William Hume                               Sandra C. Phillips
         Director                                      Director


By: /s/  James G. Keisling                    By: /s/  Otto P. Robinson, Jr.
----------------------------------            ----------------------------------
         James G. Keisling                             Otto P. Robinson, Jr.
         Director                                      Director


By: /s/  P. Frank Kozik                       By: /s/  Steven L. Weinberger
----------------------------------            ----------------------------------
         P. Frank Kozik                                Steven L. Weinberger
         Director                                      Director


Penseco Financial Services Corporation           37           1999 Annual Report

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

                  (ii)  By-Laws                             Incorporated herein by reference
                                                            to Exhibit3 (ii) of Registrant's
                                                            report on Form 10-K filed with
                                                            the SEC on March 30, 1998.


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

   11             Statement re:  Computation of per         None
                  share earnings

   12             Statements re:  Computation of ratios     None

   13             Annual report to security holders,        Included herein by reference on
                  Form 10-Q or quarterly report to          pages 1-40, including the cover.
                  security holders

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

   22             Published report regarding matters        None
                  submitted to vote of security holders

   23             Consents of experts and counsel           None

   24             Power of attorney                         None

   27             Financial Data Schedule                   None

   99             Additional Exhibits                       None


Penseco Financial Services Corporation           38           1999 Annual Report

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

Robert P. Heim
Director of Internal Audit

Gerard P. Vasil
Manager, Data Processing

Henry V. Janoski
Chief Investment Officer, Trust Department

PENN SECURITY BANK AND TRUST COMPANY OFFICERS

ASSISTANT VICE-PRESIDENTS

Carl M. Baruffaldi
Nancy Burns
Denise M. Cebular
Carol Curtis McMullen
  Assistant Trust Officer and Assistant Secretary
Paula M. DePeters
J. Patrick Dietz
Geraldine Hughes
Ann M. Kennedy
Eleanor Kruk
Donald F. LaTorre
Caroline Mickelson
Aleta Sebastianelli
  and Assistant Secretary
Jeffrey Solimine
Linda Wolf
  and Training Officer
Beth S. Wolff
Deborah A. Wright

OFFICERS (continued)

ASSISTANT CASHIERS
Pamela Edwards
Karyn Gaus Vashlishan
Susan T. Holweg
Jacqueline Lucke
Kristen A. McGoff
  and Branch Operations Officer
Candace F. Quick
Nereida Santiago
Sharon Thauer
Eileen Walsh
Jennifer S. Wohlgemuth

ACCOUNTING OFFICER
Luree M. Waltz

ASSISTANT CHARGE CARD MANAGER
Eileen Yanchak

ASSISTANT CONTROLLER
Susan M. Bray

ASSISTANT DIRECTOR OF Internal Audit
Paula A. Ralston Nenish

ASSISTANT STUDENT LOAN OFFICER
Jo Ann M. Bevilaqua

BRANCH OPERATIONS OFFICER
Lauren L. Lankford

BUSINESS DEVELOPMENT OFFICER
Christe A. Casciano

COMPUTER OPERATIONS OFFICER
Charles Penn

CREDIT REVIEW OFFICER
Mark M. Bennett
  and Assistant Secretary

DIRECTOR OF CAMPUS BANKING
Douglas R. Duguay

DIRECTOR OF P.C. SYSTEMS
Robert J. Saslo

FINANCIAL REPORTING OFFICER
John R. Anderson III

HUMAN RESOURCES OFFICER
Sharon Rosar

LOAN ADMINISTRATION OFFICER
Susan D. Blascak

LOAN OFFICERS
Denise Belton
Frank Gardner
Barbara Garofoli
Lisa A. Kearney

OPERATIONS OFFICER
Patricia Pliske

TAX OFFICER
Robert W. McDonald

TRUST OPERATIONS OFFICER
Carol Trezzi

Penseco Financial Services Corporation           39           1999 Annual Report

                                COMPANY OFFICERS

PENSECO FINANCIAL SERVICES CORPORATION AND
PENN SECURITY BANK AND TRUST COMPANY

BOARD OF DIRECTORS

Edwin J. Butler
Retired Bank Officer

Richard E. Grimm
Executive Vice-President and Treasurer

Russell C. Hazelton
Retired Captain, Trans World Airlines

D. William Hume
Retired Bank Officer

James G. Keisling
Partner, Compression Polymers Group, Manufacturer of Plastic Sheet Products

P. Frank Kozik
President, Scranton Craftsmen, Inc., Manufacturer of Ornamental Iron and Precast
  Concrete Products

Robert W. Naismith, Ph.D.
Chairman & CEO, eMedsecurities, Inc.

James B. Nicholas
President, D. G. Nicholas Co., Wholesale Auto Parts Company

Emily S. Perry
Account Executive, Murray Insurance Company

Sandra C. Phillips
Penn State Master Gardener Community Volunteer

Otto P. Robinson, Jr.
Attorney-at-Law, President

Steven L. Weinberger
Vice-President of G. Weinberger Company


PENN SECURITY BANK AND TRUST COMPANY

ADVISORY BOARDS

ABINGTON OFFICE
James L. Burne, DDS
Nancy Burns
Keith Eckel
Richard C. Florey
C. Lee Havey, Jr.
Attorney Patrick J. Lavelle
Sandra C. Phillips

EAST SCRANTON OFFICE
Marie W. Allen
J. Conrad Bosley
Judge Carmen Minora
Mark R. Sarno
Beth S. Wolff

EAST STROUDSBURG OFFICE
Denise M. Cebular
Mary Citro
Attorney Kirby Upright
Jeffrey Weichel

GREEN RIDGE OFFICE
Carl M. Baruffaldi
Joseph N. Connor
Everett Jones
Attorney Patrick J. Mellody
Caroline Mickelson
George Noone
Howard J. Snowdon

MOUNT POCONO OFFICE
Bruce Berry
Francis Cappelloni
Attorney Brian Golden
Robert C. Hay
David Lansdowne
Jeffrey Solimine

NORTH POCONO OFFICE
Jacqueline A. Carling
Anthony J. Descipio
George F. Edwards
James A. Forti
Attorney David Z. Smith
Deborah A. Wright

SOUTH SIDE OFFICE
Attorney Zygmunt R. Bialkowski, Jr.
Michael P. Brown
J. Patrick Dietz
Lois Ferrari
Jeffrey J. Leventhal
Ted M. Stampien, DDS

Penseco Financial Services Corporation           40           1999 Annual Report