Form 10-Q
period 2000-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2000-05-12
CIK 1054508

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

                  For the quarterly period ended March 31, 2000

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

                                 (570) 346-7741

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 30, 2000, was 2,148,000.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements - Consolidated

            Balance Sheets:

               March 31, 2000..................................................3
               December 31, 1999...............................................3

            Statements of Income:

               Three Months Ended March 31, 2000...............................4
               Three Months Ended March 31, 1999...............................4

            Statements of Cash Flows:

               Three Months Ended March 31, 2000...............................5
               Three Months Ended March 31, 1999...............................5

            Notes to Financial Statements......................................6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10


PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings...................................................15

  Item 2. Changes in Securities...............................................15

  Item 3. Defaults Upon Senior Securities.....................................15

  Item 4. Submission of Matters to a Vote of Security Holders.................15

  Item 5. Other Information...................................................15

  Item 6. Exhibits and Reports on Form 8-K....................................15

  Signatures..................................................................16

PART I. FINANCIAL INFORMATION,  ITEM 1--  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                        March 31,   December 31,
                                                          2000         1999
                                                       -----------  -----------
ASSETS

Cash and due from banks                                 $  12,971    $  10,275
Interest bearing balances with banks                       18,117        3,961
Federal funds sold                                         12,175       10,875
                                                       -----------  -----------
  Cash and Cash Equivalents                                43,263       25,111
Investment securities:
  Available-for-sale, at fair value                        90,851       96,029
  Held-to-maturity (fair value of $10,648
    and $10,178, respectively)                             10,776       10,482
                                                       -----------  -----------
  Total Investment Securities                             101,627      106,511
Loans, net of unearned income                             288,959      281,527
  Less: Allowance for loan losses                           2,950        2,950
                                                       -----------  -----------
  Loans, Net                                              286,009      278,577
Bank premises and equipment                                12,177       12,296
Other real estate owned                                        28           33
Accrued interest receivable                                 3,164        2,927
Other assets                                                3,381        3,159
                                                       -----------  -----------
  Total Assets                                          $ 449,649    $ 428,614
                                                       ===========  ===========

LIABILITIES

Deposits:
  Non-interest bearing                                  $  62,489    $  58,230
  Interest bearing                                        322,886      309,102
                                                       -----------  -----------
  Total Deposits                                          385,375      367,332
Other borrowed funds:
  Repurchase agreements                                    14,472       11,981
  Short-term borrowings                                       705          887
Accrued interest payable                                    1,899        1,860
Other liabilities                                             942          811
                                                       -----------  -----------
  Total Liabilities                                       403,393      382,871
                                                       -----------  -----------

STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)         21           21
Surplus                                                    10,819       10,819
Retained earnings                                          36,593       35,996
Accumulated other comprehensive income                     (1,177)      (1,093)
                                                       -----------  -----------
  Total Stockholders' Equity                               46,256       45,743
                                                       -----------  -----------
  Total Liabilities and Stockholders' Equity            $ 449,649    $ 428,614
                                                       ===========  ===========

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                              Three Months Ended       Three Months Ended
                                                                March 31, 2000           March 31, 1999
                                                              ------------------       ------------------
INTEREST INCOME

Interest and fees on loans                                         $  5,574                 $  5,478
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                1,003                    1,319
  States & political subdivisions                                       285                      197
  Other securities                                                       31                       30
Interest on Federal funds sold                                          132                       78
Interest on balances with banks                                         136                       25
                                                                --------------           --------------
  Total Interest Income                                               7,161                    7,127
                                                                --------------           --------------

INTEREST EXPENSE

Interest on time deposits of $100,000 or more                           577                      607
Interest on other deposits                                            2,262                    2,185
Interest on other borrowed funds                                        164                      109
                                                                --------------           --------------
  Total Interest Expense                                              3,003                    2,901
                                                                --------------           --------------
  Net Interest Income                                                 4,158                    4,226
Provision for loan losses                                                40                       56
                                                                --------------           --------------
  Net Interest Income After Provision for Loan Losses                 4,118                    4,170
                                                                --------------           --------------

OTHER INCOME

Trust department income                                                 307                      258
Service charges on deposit accounts                                     173                      165
Merchant transaction income                                           1,626                    1,484
Other fee income                                                        175                      160
Other operating income                                                   27                       47
Realized gains on securities, net                                         -                        -
                                                                --------------           --------------
  Total Other Income                                                  2,308                    2,114
                                                                --------------           --------------

OTHER EXPENSES

Salaries and employee benefits                                        1,940                    1,921
Expense of premises and fixed assets                                    675                      645
Merchant transaction expenses                                         1,440                    1,258
Other operating expenses                                                991                      983
                                                                --------------           --------------
  Total Other Expenses                                                5,046                    4,807
                                                                --------------           --------------

Income before income taxes                                            1,380                    1,477
Applicable income taxes                                                 311                      401
                                                                --------------           --------------
  Net Income                                                          1,069                    1,076

Other comprehensive income, net of taxes:
  Unrealized securities losses                                          (84)                    (350)
                                                                --------------           --------------
  Comprehensive Income                                             $    985                 $    726
                                                                ==============           ==============

Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                          $   0.50                 $   0.50
  Cash Dividends Declared Per Common Share                         $   0.22                 $   0.21


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                                     Three Months Ended         Three Months Ended
                                                                                       March 31, 2000             March 31, 1999
                                                                                     ------------------         ------------------

OPERATING ACTIVITIES
Net Income                                                                                 $  1,069                   $  1,076
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  288                        297
  Provision for loan losses                                                                      40                         56
  Deferred income tax provision                                                                  (4)                        78
  Amortization of securities (net of accretion)                                                  44                         96
  Net realized (gains) losses on securities                                                       -                          -
  Loss (gain) on other real estate                                                                -                          -
  (Increase) decrease in interest receivable                                                   (237)                      (497)
  (Increase) decrease in other assets                                                          (178)                      (563)
  Increase (decrease) in income taxes payable                                                    23                        321
  Increase (decrease) increase in interest payable                                               39                       (117)
  Increase (decrease) in other liabilities                                                      112                         56
                                                                                         -----------                -----------
    Net cash provided by operating activities                                                 1,196                        803
                                                                                         -----------                -----------

INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                       (9,984)                   (15,327)
  Proceeds from maturities of investment securities available-for-sale                       15,000                     15,000
  Purchase of investment securities to be held-to-maturity                                     (469)                         -
  Proceeds from repayments of investment securities to be held-to-maturity                      165                        572
  Net loans (originated) repaid                                                              (7,499)                    (1,000)
  Proceeds from other real estate                                                                32                          1
  Investment in premises and equipment                                                         (169)                      (363)
                                                                                         -----------                -----------
    Net cash (used) provided by investment activities                                        (2,924)                    (1,117)
                                                                                         -----------                -----------

FINANCING ACTIVITIES

  Net increase (decrease) in demand and savings deposits                                     20,852                       (757)
  Net (payments) proceeds on time deposits                                                   (2,809)                    (1,693)
  Increase (decrease) in federal funds purchased                                                  -                          -
  Increase (decrease) in repurchase agreements                                                2,491                       (839)
  Net (decrease) increase in short-term borrowings                                             (182)                       351
  Cash dividends paid                                                                          (472)                      (451)
                                                                                         -----------                -----------
    Net cash provided (used) by financing activities                                         19,880                     (3,389)
                                                                                         -----------                -----------
    Net increase (decrease) in cash and cash equivalents                                     18,152                     (3,703)
Cash and cash equivalents at January 1                                                       25,111                     18,726
                                                                                         -----------                -----------
Cash and cash equivalents at March 31                                                      $ 43,263                   $ 15,023
                                                                                         ===========                ===========

The Company paid interest and income taxes of $2,964 and $176 and $3,018 and $78, for the three month periods ended March 31, 2000 and 1999, respectively.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)

These Notes to Financial Statements reflect events subsequent to December 31, 1999, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the three month period ended March 31, 2000. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2000 and March 31, 1999, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

NOTE 1 -- PRINCIPLES OF CONSOLIDATION

Penseco Financial Services Corporation (Company) is a financial holding company, incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a state chartered bank.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 1999.

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

The amortized cost and fair value of investment securities at March 31, 2000 and December 31, 1999 are as follows:

                               AVAILABLE-FOR-SALE

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair
March 31, 2000                      Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $ 62,194      $    12     $   848     $ 61,358
U.S. Agency securities               5,000            -         222        4,778
States & political subdivisions     23,623            -         726       22,897
--------------------------------------------------------------------------------
  Total Debt Securities             90,817           12       1,796       89,033
Equity securities                    1,818            -           -        1,818
--------------------------------------------------------------------------------
Total Available-for-Sale          $ 92,635      $    12     $ 1,796     $ 90,851
--------------------------------------------------------------------------------


                               AVAILABLE-FOR-SALE

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair
December 31, 1999                    Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $ 67,237      $     9     $   787     $ 66,459
U.S. Agency securities               5,000            -         200        4,800
States & political subdivisions     23,629            -         677       22,952
--------------------------------------------------------------------------------
  Total Debt Securities             95,866            9       1,664       94,211
Equity securities                    1,818            -           -        1,818
--------------------------------------------------------------------------------
Total Available-for-Sale          $ 97,684      $     9     $ 1,664     $ 96,029
--------------------------------------------------------------------------------




                                HELD-TO-MATURITY

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair
March 31, 2000                       Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities      $  4,668      $     -     $   122     $  4,546
States & political subdivisions      6,108           34          40        6,102
--------------------------------------------------------------------------------
Total Held-to-Maturity            $ 10,776      $    34     $   162     $ 10,648
--------------------------------------------------------------------------------


                                HELD-TO-MATURITY

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair
December 31, 1999                    Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities      $  4,843      $     -     $   152     $  4,691
States & political subdivisions      5,639            -         152        5,487
--------------------------------------------------------------------------------
Total Held-to-Maturity            $ 10,482      $     -     $   304     $ 10,178
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at March 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2000                            Available-for-Sale             Held-to-Maturity
---------------------------------------------------------------------------------------------
                                       Amortized        Fair         Amortized        Fair
                                          Cost          Value           Cost          Value
---------------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities             $   4,001      $   3,998      $       -      $       -
  States & political subdivisions          1,100          1,095              -              -
After one year through five years:
  U.S. Treasury securities                58,193         57,360              -              -
  U.S. Agency securities                   5,000          4,778              -              -
  States & political subdivisions         20,984         20,360              -              -
After five years through ten years:
  States & political subdivisions            747            702              -              -
After ten years:
  States & political subdivisions            792            740          6,108          6,102
---------------------------------------------------------------------------------------------
  Subtotal                                90,817         89,033          6,108          6,102
Mortgage-backed securities                     -              -          4,668          4,546
---------------------------------------------------------------------------------------------
  Total Debt Securities                $  90,817      $  89,033      $  10,776      $  10,648
---------------------------------------------------------------------------------------------



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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2000, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                    ACTUAL                                           REGULATORY REQUIREMENTS
-----------------------------------------------     --------------------------------------------------------

                                                              For Capital                      To Be
                                                           Adequacy Purposes             "Well Capitalized"
                                                           -----------------             ------------------
As of March 31, 2000          Amount     Ratio           Amount          Ratio          Amount         Ratio
------------------------------------------------------------------------------------------------------------
Total Capital
(TO RISK WEIGHTED ASSETS)    $ 50,383    18.55%     >   $ 21,733     >    8.0%     >   $ 27,166     >  10.0%
                                                    -                -             -                -

Tier 1 Capital
(TO RISK WEIGHTED ASSETS)    $ 47,433    17.46%     >   $ 10,866     >    4.0%     >   $ 16,299     >   6.0%
                                                    -                -             -                -

Tier 1 Capital
(TO AVERAGE ASSETS)          $ 47,433    10.89%     >   $      *     >    *        >   $ 21,773     >   5.0%
                                                    -                -             -                -

*3.0% ($13,064), 4.0% ($17,418) or 5.0% ($21,773) depending on the bank's CAMELS
Rating and other regulatory risk factors.



                    ACTUAL                                           REGULATORY REQUIREMENTS
-----------------------------------------------     --------------------------------------------------------

                                                              For Capital                      To Be
                                                           Adequacy Purposes             "Well Capitalized"
                                                           -----------------             ------------------
As of December 31, 1999       Amount     Ratio           Amount          Ratio          Amount         Ratio
------------------------------------------------------------------------------------------------------------
Total Capital
(TO RISK WEIGHTED ASSETS)    $ 49,786    18.96%     >   $ 21,006     >    8.0%     >   $ 26,259     >  10.0%
                                                    -                -             -                -

Tier 1 Capital
(TO RISK WEIGHTED ASSETS)    $ 46,836    17.84%     >   $ 10,503     >    4.0%     >   $ 15,755     >   6.0%
                                                    -                -             -                -

Tier 1 Capital
(TO AVERAGE ASSETS)          $ 46,836    10.87%     >   $      *     >    *        >   $ 21,553     >   5.0%
                                                    -                -             -                -

*3.0% ($12,931), 4.0% ($17,242) or 5.0% ($21,553) depending on the bank's CAMELS
Rating and other regulatory risk factors.


PART 1.  FINANCIAL INFORMATION,  ITEM 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended March 31, 2000 and March 31, 1999. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

OVERVIEW OF FINANCIAL CONDITION

Penseco Financial Services Corporation reported net income of $1,069 for three months ending March 31, 2000, a decrease of $7 from the $1,076 reported for the first quarter of 1999. The decrease in earnings is attributed to lower interest margins as well as increases in operating expenses.

As the second quarter begins, the Company is experiencing strong loan demand which will increase margins. Also, deposits are increasing which will fund loan demand and bode well for the remainder of this year. The Bank sold 10 million dollars of municipal securities in the second quarter, which had maturities less than two years, to reinvest into longer term municipal securities with higher rates, increasing yields and expanding margins.

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

Net interest income after provision for loan losses decreased $52 or 1.2%, from $4,170 for the first quarter of 1999 to $4,118 in 2000, the net result of a lower net interest margin, largely due to the competition vying for deposits, thus increasing the costs of funds.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 2000, the net interest margin was 4.05%, falling 8 basis points from 4.13% in the same period of 1999, the result of increased funding costs. Consumers are taking advantage of increased rates on deposit products, as financial intermediaries compete for funds.

Total average earning assets increased while total average interest bearing funds decreased in the first quarter of 2000 as compared to 1999. Average earning assets increased $1.7 million, from $409.1 million in 1999 to $410.8 million in 2000 and average interest bearing funds decreased $5.4 million, or 1.6%, from $331.4 million to $326.0 million for the same periods. As a percentage of average assets, earning assets increased from 93.8% in the first quarter of 1999 to 94.3% in 2000. Average interest bearing funding sources decreased from 76.0% of total funding sources in the first quarter of 1999 to 74.9% in the same period in 2000, resulting in a slightly higher cost of funds.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 2000 and 1999; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 69.2% in 1999 to 70.2% in 2000; average investments fell from 28.7% to 25.2%. Short-term investments, federal funds sold and interest bearing balances with banks, increased from 2.1% of earning assets to 4.6%. Time deposits decreased $9.2 million from 50.2% in 1999 to 48.2% in 2000, which helped slow the increase in funding costs.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 7 basis points from 5.04% in the first quarter of 1999 to 5.11% for 2000. Also, average loan yields increased 12 basis points, from 7.74% in the first three months of 1999 to 7.86% in 2000. The average certificate of deposit cost of funds increased from 5.01% in 1999 to 5.19% in 2000, along with money market accounts increasing 50 basis points from 2.58% in 1999 to 3.08% in 2000. This is the primary cause of the increase in the total cost of funds from 3.50% in 1999 to 3.68% in 2000.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY / INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for March 31, 2000 and March 31, 1999.


--------------------------------------------------------------------------------------------------------------------------
                                                      March 31, 2000                           March 31, 1999
ASSETS                                        Average       Revenue/      Yield/       Average       Revenue/      Yield/
                                              Balance       Expense        Rate        Balance       Expense        Rate
--------------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities                 $  62,098      $    861       5.55%      $  80,957      $  1,170       5.78%
    U.S. Agency obligations                      5,000            71       5.68%          5,000            70       5.60%
    States & political subdivisions             23,519           197       5.08%         23,667           197       5.04%
    Federal Home Loan Bank stock                 1,798            30       6.67%          1,790            29       6.48%
    Other                                           20             1       5.00%             20             1       5.00%
  Held-to-maturity:
    U.S. Agency obligations                      4,765            71       5.96%          6,107            79       5.17%
    States & political subdivisions              6,108            88       5.76%              -             -          -
Loans, net of unearned income:
  Real estate mortgages                        219,274         4,292       7.83%        224,056         4,283       7.65%
  Commercial                                    19,164           416       8.68%         18,734           384       8.20%
  Consumer and other                            50,051           866       6.92%         40,270           811       8.06%
Federal funds sold                               9,279           132       5.69%          6,617            78       4.71%
Interest on balances with banks                  9,709           136       5.60%          1,857            25       5.37%
--------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                        410,785      $  7,161       6.97%        409,075      $  7,127       6.97%
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                         11,617                                   10,614
Bank premises and equipment                     12,296                                   12,748
Accrued interest receivable                      2,998                                    3,426
Other assets                                       713                                    3,193
Less:  Allowance for loan losses                 2,949                                    2,831
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                 $ 435,460                                $ 436,225
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                    $  23,381      $     64       1.09%      $  23,703      $     64       1.08%
  Savings                                       67,463           250       1.48%         71,819           267       1.49%
  Money markets                                 63,746           491       3.08%         58,403           377       2.58%
  Time - Over $100                              42,877           577       5.38%         46,824           607       5.19%
  Time - Other                                 114,074         1,458       5.11%        119,414         1,477       4.95%
Federal funds purchased                              4             -          -              17             -          -
Repurchase agreements                           13,862           156       4.50%         10,871           104       3.83%
Short-term borrowings                              555             7       5.04%            353             5       5.67%
--------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                       325,962       $ 3,003       3.68%        331,404      $  2,901       3.50%
--------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                   61,509                                   56,655
All other liabilities                            1,510                                    2,322
Stockholders' equity                            46,479                                   45,844
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                       $ 435,460                                $ 436,225
--------------------------------------------------------------------------------------------------------------------------
Interest Spread                                                            3.29%                                    3.47%
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                          $ 4,158                                 $  4,226
--------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
  Net interest margin                                                      4.05%                                    4.13%
  Return on average assets                                                 0.98%                                    0.99%
  Return on average equity                                                 9.20%                                    9.39%
  Average equity to average assets                                        10.67%                                   10.51%
  Dividend payout ratio                                                   44.00%                                   42.00%
--------------------------------------------------------------------------------------------------------------------------


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

In the first three months of 2000, the provision for loan losses was $40, a decrease from $56 in the first three months of 1999. Loans charged-off totaled $54 and recoveries were $14 for the three months ended March 31, 2000. In the same period of 1999, recoveries of $36 offset loans charged off of $125.

OTHER INCOME

The following table sets forth information by category of other income for the Company for three months ended March 31, 2000 and March 31, 1999, respectively:

                                              March 31,           March 31,
Three Months Ended:                             2000                1999
----------------------------------------------------------------------------
Trust department income                       $     307           $     258
Service charges on deposit accounts                 173                 165
Merchant transaction income                       1,626               1,484
Other fee income                                    175                 160
Other operating income                               27                  47
Realized gains on securities, net                     -                   -
----------------------------------------------------------------------------
  Total Other Income                          $   2,308           $   2,114
----------------------------------------------------------------------------


Trust department income increased $49 or 19.0% from the first quarter of 1999. Merchant transaction income increased $142 or 9.6% from the first quarter of 1999. Most of the increase in merchant transaction income is the result of attracting new business along with transaction volume growth.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2000 and March 31, 1999, respectively:

                                              March 31,           March 31,
Three Months Ended:                             2000                 1999
----------------------------------------------------------------------------
Salaries and employee benefits                $   1,940           $   1,921
Expense of premises and fixed assets                675                 645
Merchant transaction expenses                     1,440               1,258
Other operating expenses                            991                 983
----------------------------------------------------------------------------
  Total Other Expenses                        $   5,046           $   4,807
----------------------------------------------------------------------------

Other expenses increased $239 or 5.0% to $5,046, in the first three months of 2000 as compared to $4,807 in the same period of 1999. Salaries and benefits increased over the first quarter of 1999, due to higher health care coverage provided by the Company to its employees. Merchant transaction expenses increased primarily due to Mastercard and Visa authorization expenses which increased $182 or 14.5%.

LOAN PORTFOLIO

DETAILS REGARDING THE COMPANY'S LOAN PORTFOLIO

                                                   March 31,        December 31,
As Of:                                               2000              1999
-------------------------------------------------------------------------------
Real estate - construction
  and land development                             $   3,176         $   3,241
Real estate mortgages                                217,644           216,574
Commercial                                            18,634            18,995
Credit card and related plans                          2,027             2,203
Installment                                           29,428            28,693
Obligations of states & political subdivisions        18,050            11,821
-------------------------------------------------------------------------------
  Loans, net of unearned income                      288,959           281,527
Less:  Allowance for loan losses                       2,950             2,950
-------------------------------------------------------------------------------
  Loans, net                                       $ 286,009         $ 278,577
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

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                   March 31,     December 31,    March 31,
As Of:                                               2000            1999           1999
-------------------------------------------------------------------------------------------
Non-accrual loans                                  $   2,146       $    836       $    709
Loans past due 90 days or more and accruing:
  Guaranteed student loans                               392            476            251
  Credit card and home equity loans                       25              -             26
-------------------------------------------------------------------------------------------
  Total non-performing loans                           2,563          1,312            986
Other real estate owned                                   28             33            168
-------------------------------------------------------------------------------------------
  Total non-performing assets                      $   2,591       $  1,345       $  1,154
-------------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,146 and $709 at March 31, 2000 and March 31, 1999, respectively. The increase is attributed to one loan, which became non-performing late in the first quarter. A full recovery is expected to be realized in the second quarter. If interest on those loans had been accrued, such income would have been $194 and $103 for the three months ended March 31, 2000 and March 31, 1999, respectively. Interest income on those loans, which is recorded only when received, amounted to $2 and $2 for March 31, 2000 and March 31, 1999, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2000 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At March 31, 2000 and December 31, 1999, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

                                                 March 31,            March 31,
Three Months Ended:                                2000                 1999
--------------------------------------------------------------------------------
Balance at beginning  of year                    $   2,950            $   2,830
Charge-offs:
  Real estate mortgages                                  -                   82
  Commercial and all others                             51                    7
  Credit card and related plans                          2                   29
  Installment loans                                      1                    7
--------------------------------------------------------------------------------
Total charge-offs                                       54                  125
--------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                  7                    -
  Commercial and all others                              -                   75
  Credit card and related plans                          6                    8
  Installment loans                                      1                    6
--------------------------------------------------------------------------------
Total recoveries                                        14                   89
--------------------------------------------------------------------------------
Net charge-offs (recoveries)                            40                   36
--------------------------------------------------------------------------------
Provision charged to operations                         40                   56
--------------------------------------------------------------------------------
  Balance at End of Period                       $   2,950            $   2,850
--------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                        0.014%               0.010%
--------------------------------------------------------------------------------

The allowance for loan losses is allocated as follows:


As Of:                             March 31, 2000      December 31, 1999    March 31, 1999
---------------------------------------------------------------------------------------------
                                   Amount       % *    Amount       % *     Amount       % *
---------------------------------------------------------------------------------------------
Real estate mortgages              $ 1,500    76%      $ 1,500    78%       $ 1,500    78%
Commercial and all others              950    13%          950    10%           850    11%
Credit card and related plans          150     1%          150     1%           150     1%
Personal installment loans             350    10%          350    11%           350    10%
---------------------------------------------------------------------------------------------
  Total                            $ 2,950   100%      $ 2,950   100%       $ 2,850   100%
---------------------------------------------------------------------------------------------

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

The Company's total risk-based capital ratio was 18.55% at March 31, 2000. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     None.

ITEM 2 -- CHANGES IN SECURITIES

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

         27.0    Financial Data Schedule

     B.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 2000.

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

PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    May 11, 2000



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    May 11, 2000