Form 10-Q
period 2000-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 1054508

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (570) 346-7741

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 31, 2000, was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            PAGE
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements - Consolidated

                  Balance Sheets:

                     June 30, 2000............................................ 3
                     December 31, 1999........................................ 3

                  Statements of Income:

                     Three Months Ended June 30, 2000......................... 4
                     Three Months Ended June 30, 1999......................... 4
                     Six Months Ended June 30, 2000........................... 5
                     Six Months Ended June 30, 1999........................... 5

                  Statements of Cash Flows:

                     Six Months Ended June 30, 2000........................... 6
                     Six Months Ended June 30, 1999........................... 6

                  Notes to Financial Statements............................... 7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................11

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings...................................................18

  Item 2. Changes in Securities...............................................18

  Item 3. Defaults Upon Senior Securities.....................................18

  Item 4. Submission of Matters to a Vote of Security Holders.................18

  Item 5. Other Information...................................................18

  Item 6. Exhibits and Reports on Form 8-K....................................19

  Signatures..................................................................19

PART I. FINANCIAL INFORMATION,  ITEM 1--  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                          June 30,      December 31,
                                                            2000            1999
                                                         -----------    ------------
ASSETS

Cash and due from banks                                   $  13,518       $  10,275
Interest bearing balances with banks                             53           3,961
Federal funds sold                                                -          10,875
                                                         -----------    ------------
  Cash and Cash Equivalents                                  13,571          25,111
Investment securities:
  Available-for-sale, at fair value                         105,698          96,029
  Held-to-maturity (fair value of $20,024
    and $10,178, respectively)                               20,239          10,482
                                                         -----------    ------------
  Total Investment Securities                               125,937         106,511
Loans, net of unearned income                               291,211         281,527
  Less: Allowance for loan losses                             2,950           2,950
                                                         -----------    ------------
  Loans, Net                                                288,261         278,577
Bank premises and equipment                                  12,156          12,296
Other real estate owned                                         204              33
Accrued interest receivable                                   3,399           2,927
Other assets                                                  2,961           3,159
                                                         -----------    ------------
  Total Assets                                            $ 446,489       $ 428,614
                                                         ===========    ============
LIABILITIES

Deposits:
  Non-interest bearing                                    $  60,149       $  58,230
  Interest bearing                                          318,127         309,102
                                                         -----------    ------------
  Total Deposits                                            378,276         367,332
Other borrowed funds:
  Repurchase agreements                                      15,496          11,981
  Short-term borrowings                                       2,756             887
Accrued interest payable                                      2,149           1,860
Other liabilities                                               749             811
                                                         -----------    ------------
  Total Liabilities                                         399,426         382,871
                                                         -----------    ------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)           21              21
Surplus                                                      10,819          10,819
Retained earnings                                            37,049          35,996
Accumulated other comprehensive income                         (826)         (1,093)
                                                         -----------    ------------
  Total Stockholders' Equity                                 47,063          45,743
                                                         -----------    ------------
  Total Liabilities and Stockholders' Equity              $ 446,489       $ 428,614
                                                         ===========    ============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                         Three Months Ended     Three Months Ended
                                                            June 30, 2000          June 30, 1999
                                                         ------------------     ------------------
INTEREST INCOME

Interest and fees on loans                                     $ 5,770                $ 5,431
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations           1,211                  1,259
  States & political subdivisions                                  299                    171
  Other securities                                                  32                     28
Interest on Federal funds sold                                     235                     55
Interest on balances with banks                                    157                     12
                                                              ---------              ---------
  Total Interest Income                                          7,704                  6,956
                                                              ---------              ---------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                      545                    556
Interest on other deposits                                       2,647                  2,104
Interest on other borrowed funds                                   189                    126
                                                              ---------              ---------
  Total Interest Expense                                         3,381                  2,786
                                                              ---------              ---------
  Net Interest Income                                            4,323                  4,170
Provision for loan losses                                           32                      -
                                                              ---------              ---------
  Net Interest Income After Provision for Loan Losses            4,291                  4,170
                                                              ---------              ---------
OTHER INCOME

Trust department income                                            305                    247
Service charges on deposit accounts                                178                    167
Merchant transaction income                                        806                    794
Other fee income                                                   205                    181
Other operating income                                              19                     18
Realized losses on securities, net                                (333)                     -
                                                              ---------              ---------
  Total Other Income                                             1,180                  1,407
                                                              ---------              ---------
OTHER EXPENSES

Salaries and employee benefits                                   1,950                  1,851
Expense of premises and fixed assets                               638                    682
Merchant transaction expenses                                      741                    705
Other operating expenses                                         1,008                    978
                                                              ---------              ---------
  Total Other Expenses                                           4,337                  4,216
                                                              ---------              ---------
Income before income taxes                                       1,134                  1,361
Applicable income taxes                                            205                    358
                                                              ---------              ---------
  Net Income                                                       929                  1,003

Other comprehensive income, net of taxes:
  Unrealized securities losses                                     351                   (657)
                                                              ---------              ---------
  Comprehensive Income                                         $ 1,280                $   346
                                                              =========              =========
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                      $  0.43                $  0.47
Cash Dividends Declared Per Common Share                       $  0.22                $  0.21

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                          Six Months Ended       Six Months Ended
                                                            June 30, 2000          June 30, 1999
                                                         ------------------     -----------------
INTEREST INCOME

Interest and fees on loans                                    $ 11,344               $ 10,909
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations           2,214                  2,578
  States & political subdivisions                                  584                    368
  Other securities                                                  63                     58
Interest on Federal funds sold                                     367                    133
Interest on balances with banks                                    293                     37
                                                              ---------              ---------
  Total Interest Income                                         14,865                 14,083
                                                              ---------              ---------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                    1,122                  1,163
Interest on other deposits                                       4,909                  4,289
Interest on other borrowed funds                                   353                    235
                                                              ---------              ---------
  Total Interest Expense                                         6,384                  5,687
                                                              ---------              ---------
  Net Interest Income                                            8,481                  8,396
Provision for loan losses                                           72                     56
                                                              ---------              ---------
  Net Interest Income After Provision for Loan Losses            8,409                  8,340
                                                              ---------              ---------
OTHER INCOME

Trust department income                                            612                    505
Service charges on deposit accounts                                351                    332
Merchant transaction income                                      2,432                  2,278
Other fee income                                                   380                    342
Other operating income                                              46                     64
Realized losses on securities, net                                (333)                     -
                                                              ---------              ---------
  Total Other Income                                             3,488                  3,521
                                                              ---------              ---------
OTHER EXPENSES

Salaries and employee benefits                                   3,890                  3,772
Expense of premises and fixed assets                             1,313                  1,327
Merchant transaction expenses                                    2,181                  1,974
Other operating expenses                                         1,999                  1,950
                                                              ---------              ---------
  Total Other Expenses                                           9,383                  9,023
                                                              ---------              ---------
Income before income taxes                                       2,514                  2,838
Applicable income taxes                                            516                    759
                                                              ---------              ---------
  Net Income                                                     1,998                  2,079

Other comprehensive income, net of taxes:
  Unrealized securities losses                                     267                 (1,007)
                                                              ---------              ---------
  Comprehensive Income                                        $  2,265               $  1,072
                                                              =========              =========
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                     $   0.93               $   0.97
Cash Dividends Declared Per Common Share                      $   0.44               $   0.42


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                    Six Months Ended    Six Months Ended
                                                                                      June 30, 2000       June 30, 1999
                                                                                    ----------------    ----------------
OPERATING ACTIVITIES

Net Income                                                                             $   1,998           $   2,079
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               587                 591
  Provision for loan losses                                                                   72                  56
  Deferred income tax provision                                                                8                 (15)
  Amortization of securities (net of accretion)                                               56                 190
  Net realized losses (gains) on securities                                                  333                   -
  Loss (gain) on other real estate                                                             -                   -
  (Increase) decrease in interest receivable                                                (472)                202
  Decrease (increase) in other assets                                                        198                (483)
  (Decrease) increase in income taxes payable                                               (251)               (232)
  Increase (decrease) in interest payable                                                    290                (306)
  Increase (decrease) in other liabilities                                                    43                 779
                                                                                    ----------------    ----------------
    Net cash provided by operating activities                                              2,862               2,861
                                                                                    ----------------    ----------------
INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                   (34,464)            (28,335)
  Proceeds from maturities of investment securities available-for-sale                    24,829              36,015
  Purchase of investment securities to be held-to-maturity                               (10,189)                  -
  Proceeds from repayments of investment securities to be held-to-maturity                   413                 975
  Net loans (originated) repaid                                                           (9,960)             (2,241)
  Proceeds from other real estate                                                             33                  85
  Investment in premises and equipment                                                      (447)               (575)
                                                                                    ----------------    ----------------
    Net cash (used) provided by investment activities                                    (29,785)              5,924
                                                                                    ----------------    ----------------
FINANCING ACTIVITIES

  Net increase (decrease) in demand and savings deposits                                  13,233               2,863
  Net (payments) proceeds on time deposits                                                (2,289)            (14,263)
  Increase (decrease) in federal funds purchased                                           2,000                   -
  Increase (decrease) in repurchase agreements                                             3,515               1,129
  Net (decrease) increase in short-term borrowings                                          (131)                582
  Cash dividends paid                                                                       (945)               (902)
                                                                                    ----------------    ----------------
    Net cash provided (used) by financing activities                                      15,383             (10,591)
                                                                                    ----------------    ----------------
    Net (decrease) increase in cash and cash equivalents                                 (11,540)             (1,806)
Cash and cash equivalents at January 1                                                    25,111              18,726
                                                                                    ----------------    ----------------
Cash and cash equivalents at June 30                                                   $  13,571          $   16,920
                                                                                    ================    ================

The Company paid interest and income taxes of $6,095 and $773 and $5,993 and $781, for the six month periods ended June 30, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                   (UNAUDITED)

These Notes to Consolidated Financial Statements reflect events subsequent to December 31, 1999, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the six month period ended June 30, 2000. These Notes to Consolidated Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2000 and June 30, 1999 and for the six months ended June 30, 2000 and June 30, 1999, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

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

NOTE 2 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year.

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

The amortized cost and fair value of investment securities at June 30, 2000 and December 31, 1999 are as follows:

                               AVAILABLE-FOR-SALE

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized     Fair
June 30, 2000                       Cost       Gains       Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $  67,166       $ 143     $   696  $  66,613
U.S. Agency securities               24,506          16         217     24,305
States & political subdivisions      13,459           -         497     12,962
-------------------------------------------------------------------------------
  Total Debt Securities             105,131         159       1,410    103,880
Equity securities                     1,818           -           -      1,818
-------------------------------------------------------------------------------
  Total Available-for-Sale        $ 106,949       $ 159     $ 1,410  $ 105,698
--------------------------------------------------------------------------------

Proceeds from the sales of available-for-sale debt securities for the period ended June 30, 2000 were $9,829. Gross gains and gross losses amounted to $0 and $333.

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
--------------------------------------------------------------------------------

There were no sales of debt securities for the period ended June 30, 1999.

                                HELD-TO-MATURITY

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized     Fair
June 30, 2000                       Cost       Gains       Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities      $   4,410       $   -     $   168  $   4,242
States & political subdivisions      15,829          54         101     15,782
--------------------------------------------------------------------------------
  Total Held-to-Maturity          $  20,239       $  54     $   269  $  20,024
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2000                                 Available-for-Sale                   Held-to-Maturity
----------------------------------------------------------------------------------------------------------
                                          Amortized           Fair           Amortized            Fair
                                             Cost             Value              Cost             Value
----------------------------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $  22,025         $  21,844        $       -          $       -
After one year through five years:
  U.S. Treasury securities                   45,141            44,769                -                  -
  U.S. Agency securities                     24,506            24,305                -                  -
  States & political subdivisions            11,919            11,514                -                  -
After five years through ten years:
  States & political subdivisions             1,256             1,184                -                  -
After ten years:
  States & political subdivisions               284               264           15,829             15,782
----------------------------------------------------------------------------------------------------------
  Subtotal                                  105,131           103,880           15,829             15,782
Mortgage-backed securities                        -                 -            4,410              4,242
----------------------------------------------------------------------------------------------------------
  Total Debt Securities                   $ 105,131         $ 103,880        $  20,239          $  20,024
----------------------------------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2000, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                    Actual                                           Regulatory Requirements
------------------------------------------------      -------------------------------------------------------
                                                              For Capital                      To Be
                                                           Adequacy Purposes             "Well Capitalized"
As of June 30, 2000           Amount      Ratio          Amount          Ratio          Amount         Ratio
-------------------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)    $ 50,839    18.67%       > $ 21,787       >  8.0%       > $ 27,233       > 10.0%

Tier 1 Capital
(to Risk Weighted Assets)    $ 47,889    17.58%       > $ 10,893       >  4.0%       > $ 16,340       >  6.0%

Tier 1 Capital
(to Average Assets)          $ 47,889    10.84%       > $      *       >    *        > $ 22,095       >  5.0%


*3.0% ($13,257), 4.0% ($17,676) or 5.0% ($22,095) depending on the bank's CAMELS
Rating and other regulatory risk factors.

                    Actual                                           Regulatory Requirements
------------------------------------------------      -------------------------------------------------------
                                                              For Capital                      To Be
                                                           Adequacy Purposes             "Well Capitalized"
As of December 31, 1999       Amount      Ratio          Amount          Ratio          Amount         Ratio
-------------------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)    $ 49,786    18.96%       > $ 21,006       >  8.0%       > $ 26,259       > 10.0%

Tier 1 Capital
(to Risk Weighted Assets)    $ 46,836    17.84%       > $ 10,503       >  4.0%       > $ 15,755       >  6.0%

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

PART 1.  FINANCIAL INFORMATION,  ITEM 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended June 30, 2000 and June 30, 1999 and for the six months ended June 30, 2000 and June 30,1999. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

OVERVIEW OF FINANCIAL CONDITION

Penseco Financial Services Corporation reported net income of $929 or $.43 per share for the three months ended June 30, 2000, a decrease of $74 or 7.4% from the $1,003 or $.47 per share reported for the three months ended June 30, 1999. The decrease was the result of a $333 realized loss on the sale of ten million dollars of short term municipal securities. The benefits of this sale and subsequent reinvestment in longer term, higher yielding municipal securities will be recognized in future quarters. Excluding the loss, net income would have increased $146 or 14.6% for the three month period ending June 30, 2000.

The Company reported net income of $1,998 for the six months ended June 30, 2000, a decrease of $81, or 3.9% from the $2,079 reported for the six months ended June 30, 1999. The decrease in earnings is attributed to a realized loss of $333 due to the sale of ten million dollars of municipal securities having maturities of less than two years. The benefits of the sale and subsequent reinvestment in longer term, higher yielding municipal securities will be recognized in future periods. Without the realized loss, net income would total $2,218, an increase of $139, or 6.7% over the six months ended June 30, 1999.

Since December 31, 1999, loans increased $9.7 million, or 3.5%, investments increased $19.4 million, or 18.2%, deposits increased $11.0 million, or 3.0%, and repurchase agreements increased $3.5 million, or 29.2%.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income, the largest contributor to the Company's earnings, is defined as the difference between income earned on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits and short-term borrowings, in the form of securities sold under agreements to repurchase, represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income after provision for loan losses increased $69, or 0.8% from $8,340 for the first half of 1999 to $8,409 in 2000. This increase is the result of the interest spread between the new loans being originated and the funding sources for these loans. In addition, earning assets repriced upward 17 basis points due to investments and loans repricing at higher rates, offset by interest bearing liabilities repricing upward 33 basis points, as shown on the following schedule. Primarily the increase was due to the higher yields of earning assets offset by higher funding costs in the rising interest rate environment of the second quarter.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 2000, the net interest margin was 4.06%, falling 8 basis points from 4.14% in the same period of 1999, the result of an increase in the yield on earning assets offset, however, by a larger increase in funding costs. Consumers are taking advantage of higher interest rates on deposit products, as financial intermediaries compete for funds.

Total average earning assets and total average interest bearing funds increased in the second quarter of 2000 as compared to 1999. Significantly, average earning assets increased $12.4 million, or 3.1%, from $405.3 million in 1999 to $417.7 million in 2000 while average interest bearing funds increased somewhat less, $7.8 million, or 2.4%, from $326.1 million to $333.9 million for the same periods. As a percentage of average assets, earning assets remained relatively unchanged from 94.6% in the first half of 1999, to 94.5% in 2000. However, average interest bearing funding sources decreased from 76.1% of total funding sources in the first half of 1999 to 75.6% in the same period in 2000.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of 1999 and 2000. The changes in the composition of the funding sources were more significant than the changes in the mix of earning assets. Average loans as a percentage of average earning assets decreased slightly from 70.5% in

1999 to 69.5% in 2000; average investments fell from 27.8% to 25.3%. Short-term investments, federal funds sold and interest bearing balances with banks, increased from 1.8% of earning assets to 5.2%. Time deposits decreased $4.6 million, or 2.9% over the period ended June 30, 1999, savings accounts decreased $5.2 million, or 7.2%, however, money market accounts increased $15.4 million, or 26.3% in that same period. This change in deposit composition contributed to the increase in the cost of funds by 33 basis points from the year ago period. However, while experiencing increases in funding costs from the year ago period, earning assets continue to increase more significantly.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax effect yield increased 128 basis points from 4.71% in the first half of 1999 to 5.99% for 2000. Also, average loan yields increased 18 basis points, from 7.64% in the first half of 1999 to 7.82% in 2000. The average certificate of deposit cost of funds increased from 5.06% in 1999 to 5.37% in 2000, and the money market cost of funds increased from 2.62%, to 3.40% in the same period. These are the primary causes of the increase in the average rate of return on earning assets and a larger increase in the average rate paid on interest bearing liabilities.


                     (REST OF PAGE INTENTIONALLY LEFT BLANK)

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY / INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for June 30, 2000 and June 30, 1999.

-------------------------------------------------------------------------------------------------------------------------
                                                       June 30, 2000                            June 30, 1999
ASSETS                                     Average        Revenue/      Yield/       Average       Revenue/       Yield/
                                           Balance        Expense        Rate        Balance       Expense         Rate
-------------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities              $  64,873       $  1,809       5.58%      $  76,497      $  2,285        5.97%
    U.S. Agency obligations                   8,732            267       6.12%          5,000           142        5.68%
    States & political subdivisions          16,707            330       5.99%         23,653           368        4.71%
    Federal Home Loan Bank stock              1,798             61       6.79%          1,798            57        6.34%
    Other                                        20              1       5.00%             20             1        5.00%
  Held-to-maturity:
    U.S. Agency obligations                   4,553            138       6.06%          5,624           150        5.33%
    States & political subdivisions           9,050            255       8.54%              -             -            -
Loans, net of unearned income:
  Real estate mortgages                     222,188          8,714       7.84%        222,095         8,554        7.70%
  Commercial                                 18,875            863       9.14%         22,826           940        8.24%
  Consumer and other                         49,189          1,767       7.18%         40,633         1,415        6.96%
Federal funds sold                           12,189            367       6.02%          5,604           133        4.75%
Interest on balances with banks               9,486            293       6.18%          1,516            38        5.01%
-------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                     417,660       $ 14,865       7.12%        405,266      $ 14,083        6.95%
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                      11,235                                    10,969
Bank premises and equipment                  12,168                                    12,652
Accrued interest receivable                   3,221                                     2,377
Other assets                                    566                                        97
Less:  Allowance for loan losses              2,957                                     2,905
-------------------------------------------------------------------------------------------------------------------------
  Total Assets                            $ 441,893                                 $ 428,456
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                 $  23,652       $    126       1.07%      $  23,772      $    127        1.07%
  Savings                                    66,827            498       1.49%         72,042           534        1.48%
  Money markets                              73,968          1,258       3.40%         58,627           768        2.62%
  Time - Over $100                           38,617          1,122       5.81%         42,991         1,163        5.41%
  Time - Other                              115,837          3,027       5.23%        116,071         2,860        4.93%
Federal funds purchased                          50              1       5.00%            146             3        4.11%
Repurchase agreements                        14,324            335       4.67%         11,710           221        3.77%
Short-term borrowings                           578             17       5.88%            703            11        3.13%
-------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                    333,853       $  6,384       3.82%        326,062      $  5,687        3.49%
-------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                60,041                                    54,676
All other liabilities                         1,239                                     1,805
Stockholders' equity                         46,760                                    45,913
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                    $ 441,893                                 $ 428,456
-------------------------------------------------------------------------------------------------------------------------
Interest Spread                                                          3.30%                                     3.46%
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                       $  8,481                                 $  8,396
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                    4.06%                                     4.14%
  Return on average assets                                               0.90%                                     0.97%
  Return on average equity                                               8.55%                                     9.06%
  Average equity to average assets                                      10.58%                                    10.72%
  Dividend payout ratio                                                 47.31%                                    43.30%
-------------------------------------------------------------------------------------------------------------------------

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

In the first six months of 2000, the provision for loan losses was $72, an increase from $56 in the first six months of 1999. Loans charged-off totaled $99 and recoveries were $27 for the six months ended June 30, 2000. In the same period of 1999, recoveries of $183 offset loans charged off of $145.

OTHER INCOME

The following table sets forth information by category of other income for the Company for three months ended June 30, 2000 and June 30, 1999, respectively:

                                          June 30,           June 30,
Three Months Ended :                        2000               1999
---------------------------------------------------------------------
Trust department income                   $   305            $   247
Service charges on deposit accounts           178                167
Merchant transaction income                   806                794
Other fee income                              205                181
Other operating income                         19                 18
Realized losses on securities, net           (333)                 -
---------------------------------------------------------------------
  Total Other Income                      $ 1,180            $ 1,407
---------------------------------------------------------------------

Other income decreased $227, or 16.1% for the three month period ending June 30, 2000 to $1,180, from $1,407 for the three months ended June 30, 1999. This decrease is primarily the result of a $333 realized loss on the sale of municipal securities. Excluding the loss, other income would have increased $106, or 7.5% over the same period last year. Trust department income increased $58, or 23.5%, reflecting new business. Also, increases in other fee income of $24 or 13.3% was due largely to cardholder discounts which is the fee received when our cardholders use non-Penn Security Bank merchants.

The following table sets forth information by category of other income for the Company for six months ended June 30, 2000 and June 30, 1999, respectively:

                                          June 30,           June 30,
Six Months Ended :                          2000               1999
---------------------------------------------------------------------
Trust department income                   $   612            $   505
Service charges on deposit accounts           351                332
Merchant transaction income                 2,432              2,278
Other fee income                              380                342
Other operating income                         46                 64
Realized losses on securities, net           (333)                 -
---------------------------------------------------------------------
  Total Other Income                      $ 3,488            $ 3,521
---------------------------------------------------------------------

Other income decreased $33, or .9% for the first half of 2000 to $3,488 from $3,521 for the same period of 1999. This decrease is attributed to a realized loss on the sale of municipal securities of $333, offset, however, by an increase in trust department income of $107, or 21.2%, and merchant transaction income increasing $154, or 6.8%. In both the trust department and merchant areas the bank realized improved efficiencies, as well as, increases in our customer base. Other fee income also increased $38, or 11.1%, largely due to cardholder discounts, which is the fee received when our cardholders use non-Penn Security Bank merchants.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2000  and  June  30,  1999,
respectively:

                                          June 30,           June 30,
Three Months Ended :                        2000               1999
---------------------------------------------------------------------
Salaries and employee benefits            $ 1,950            $ 1,851
Expense of premises and fixed assets          638                682
Merchant transaction expenses                 741                705
Other operating expenses                    1,008                978
---------------------------------------------------------------------
  Total Other Expenses                    $ 4,337            $ 4,216
---------------------------------------------------------------------

Other expenses increased $121, or 2.9% to $4,337, in the three month period ending June 30, 2000 as compared to $4,216 in the same period of 1999. Salaries and employee benefit expenses increased $99, or 5.3% due to additional staffing in our newly opened brokerage division, and higher health care costs. Also, merchant transaction expenses increased $36, or 5.1% due to Mastercard and Visa International imposing higher transaction costs.

The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2000 and June 30, 1999, respectively:

                                          June 30,           June 30,
Six Months Ended :                          2000               1999
---------------------------------------------------------------------
Salaries and employee benefits            $ 3,890            $ 3,772
Expense of premises and fixed assets        1,313              1,327
Merchant transaction expenses               2,181              1,974
Other operating expenses                    1,999              1,950
---------------------------------------------------------------------
  Total Other Expenses                    $ 9,383            $ 9,023
---------------------------------------------------------------------

Other expenses increased $360, or 4.0% to $9,383, in the first six months of 2000 as compared to $9,023 in the same period of 1999. Salaries and employee benefits increased $118, or 3.1% due to staff additions, along with higher health care costs. Merchant transaction expenses increased primarily due to Mastercard and Visa authorization interchange expenses that increased $207, or 10.5%.

LOAN PORTFOLIO

DETAILS REGARDING THE COMPANY'S LOAN PORTFOLIO
                                                    June 30,       December 31,
As Of:                                                2000            1999
------------------------------------------------------------------------------
Real estate - construction
  and land development                              $   4,261      $   3,241
Real estate mortgages                                 219,540        216,574
Commercial                                             20,387         18,995
Credit card and related plans                           2,040          2,203
Installment                                            28,985         28,693
Obligations of states & political subdivisions         15,998         11,821
------------------------------------------------------------------------------
  Loans, net of unearned income                       291,211        281,527
Less:  Allowance for loan losses                        2,950          2,950
------------------------------------------------------------------------------
  Loans, net                                        $ 288,261      $ 278,577
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

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                               June 30,  December 31,   June 30,
As Of:                                           2000       1999         1999
--------------------------------------------------------------------------------
Non-accrual loans                              $   524     $   836      $   770
Loans past due 90 days or more and accruing:
  Guaranteed student loans                         271         476          328
  Credit card and home equity loans                 43           -            4
--------------------------------------------------------------------------------
  Total non-performing loans                       838       1,312        1,102
Other real estate owned                            204          33          137
--------------------------------------------------------------------------------
  Total non-performing assets                  $ 1,042     $ 1,345      $ 1,239
--------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable. Loans on which the accrual of interest has been discontinued or reduced amounted to $524 and $770 at June 30, 2000 and June 30, 1999, respectively. If interest on those loans had been accrued, such income would have been $101 and $107 for the six months ended June 30, 2000 and June 30, 1999, respectively. Interest income on those loans, which is recorded only when received, amounted to $6 and $7 for June 30, 2000 and June 30, 1999, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2000 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At June 30, 2000 and December 31, 1999, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area. LOAN LOSS EXPERIENCE The following tables present the Company's loan loss experience during the periods indicated:

                                                     June 30,          June 30,
Six Months Ended :                                     2000              1999
-------------------------------------------------------------------------------
Balance at beginning  of year                        $ 2,950           $ 2,830
Charge-offs:
  Real estate mortgages                                   34                82
  Commercial and all others                               51                 7
  Credit card and related plans                            4                43
  Installment loans                                       10                13
-------------------------------------------------------------------------------
Total charge-offs                                         99               145
-------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                    6                 -
  Commercial and all others                                -               168
  Credit card and related plans                            6                 8
  Installment loans                                       15                 7
-------------------------------------------------------------------------------
Total recoveries                                          27               183
-------------------------------------------------------------------------------
Net charge-offs (recoveries)                              72               (38)
-------------------------------------------------------------------------------
Provision charged to operations                           72                56
-------------------------------------------------------------------------------
  Balance at End of Period                           $ 2,950           $ 2,924
-------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                           0.025%           -0.013%
-------------------------------------------------------------------------------

The allowance for loan losses is allocated as follows:


As Of:                                 June 30, 2000         December 31, 1999              June 30, 1999
------------------------------------------------------------------------------------------------------------------
                                      Amount        % *       Amount           % *       Amount           % *
------------------------------------------------------------------------------------------------------------------
Real estate mortgages                $ 1,500      77%          $ 1,500       78%          $ 1,500       78%
Commercial and all others                950      12%              950       10%              924       11%
Credit card and related plans            150       1%              150        1%              150        1%
Personal installment loans               350      10%              350       11%              350       10%
------------------------------------------------------------------------------------------------------------------
  Total                              $ 2,950     100%          $ 2,950      100%          $ 2,924      100%
------------------------------------------------------------------------------------------------------------------

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

The Company's total risk-based capital ratio was 18.67% at June 30, 2000. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


PART II. OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

     None.

ITEM 2 -- CHANGES IN SECURITIES

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The  Annual  Meeting  of   Shareholders  of  Penseco   Financial   Services
     Corporation was held on May 2, 2000.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2004, were elected:

                           NUMBER OF VOTES     NUMBER OF VOTES       NUMBER OF
                          CAST FOR DIRECTOR CAST AGAINST DIRECTOR VOTES NOT CAST
                          ----------------- --------------------- --------------

Russell C. Hazelton           1,942,715             43,786           161,499
Robert W. Naismith, Ph.D.     1,889,738             96,763           161,499
Emily S. Perry                1,929,939             56,562           161,499

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS

          27.0             Financial Data Schedule

     B. REPORTS ON FORM 8-K

          No reports on Form 8-K were filed in the quarter ended June 30, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PENSECO FINANCIAL SERVICES CORPORATION


By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    August 9, 2000


By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    August 9, 2000