Form 10-Q
period 2000-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2000-11-14
CIK 1054508

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

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (570) 346-7741

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 31, 2000, was 2,148,000.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements - Consolidated

             Balance Sheets:

               September 30, 2000...........................................   3
               December 31, 1999.............................................. 3

             Statements of Income:

               Three Months Ended September 30, 2000.........................  4
               Three Months Ended September 30, 1999.........................  4
               Nine Months Ended September 30, 2000..........................  5
               Nine Months Ended September 30, 1999..........................  5

             Statements of Cash Flows:

               Nine Months Ended September 30, 2000..........................  6
               Nine Months Ended September 30, 1999..........................  6

             Notes to Financial Statements...................................  7

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 11

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings.................................................. 18

  Item 2. Changes in Securities.............................................. 18

  Item 3. Defaults Upon Senior Securities.................................... 18

  Item 4. Submission of Matters to a Vote of Security Holders................ 18

  Item 5. Other Information.................................................. 18

  Item 6. Exhibits and Reports on Form 8-K................................... 18

  Signatures................................................................. 18

PART I. FINANCIAL INFORMATION,  ITEM 1--  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              September 30,              December 31,
                                                                  2000                      1999
                                                              --------------           ---------------
ASSETS

Cash and due from banks                                         $  12,237                 $  10,275
Interest bearing balances with banks                                   63                     3,961
Federal funds sold                                                      -                    10,875
                                                              --------------           ---------------
  Cash and Cash Equivalents                                        12,300                    25,111
Investment securities:
  Available-for-sale, at fair value                               103,757                    96,029
  Held-to-maturity (fair value of $20,392
    and $10,178, respectively)                                     20,456                    10,482
                                                              --------------           ---------------
  Total Investment Securities                                     124,213                   106,511
Loans, net of unearned income                                     307,189                   281,527
  Less: Allowance for loan losses                                   3,100                     2,950
                                                              --------------           ---------------
  Loans, Net                                                      304,089                   278,577
Bank premises and equipment                                        11,925                    12,296
Other real estate owned                                               201                        33
Accrued interest receivable                                         4,124                     2,927
Other assets                                                        2,588                     3,159
                                                              --------------           ---------------
  Total Assets                                                  $ 459,440                 $ 428,614
                                                              ==============           ===============
LIABILITIES

Deposits:
  Non-interest bearing                                          $  61,755                 $  58,230
  Interest bearing                                                322,072                   309,102
                                                              --------------           ---------------
  Total Deposits                                                  383,827                   367,332
Other borrowed funds:
  Repurchase agreements                                            16,214                    11,981
  Short-term borrowings                                             7,470                       887
Accrued interest payable                                            2,396                     1,860
Other liabilities                                                     890                       811
                                                              --------------           ---------------
  Total Liabilities                                               410,797                   382,871
                                                              --------------           ---------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                 21                        21
Surplus                                                            10,819                    10,819
Retained earnings                                                  38,005                    35,996
Accumulated other comprehensive income                               (202)                   (1,093)
                                                              --------------           ---------------
  Total Stockholders' Equity                                       48,643                    45,743
                                                              --------------           ---------------
  Total Liabilities and Stockholders' Equity                    $ 459,440                 $ 428,614
                                                              ==============           ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended              Three Months Ended
                                                                September 30, 2000              September 30, 1999
                                                              -----------------------         -----------------------
INTEREST INCOME

Interest and fees on loans                                            $ 6,113                         $ 5,489
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  1,424                           1,194
  States & political subdivisions                                         354                             227
  Other securities                                                         31                              30
Interest on Federal funds sold                                             46                              87
Interest on balances with banks                                            25                             111
                                                                   --------------                  --------------
  Total Interest Income                                                 7,993                           7,138
                                                                   --------------                  --------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                             602                             460
Interest on other deposits                                              2,646                           2,148
Interest on other borrowed funds                                          278                             139
                                                                   --------------                  --------------
  Total Interest Expense                                                3,526                           2,747
                                                                   --------------                  --------------
  Net Interest Income                                                   4,467                           4,391
Provision for loan losses                                                 148                              14
                                                                   --------------                  --------------
  Net Interest Income After Provision for Loan Losses                   4,319                           4,377
                                                                   --------------                  --------------
OTHER INCOME

Trust department income                                                   353                             265
Service charges on deposit accounts                                       181                             178
Merchant transaction income                                             1,869                           1,736
Other fee income                                                          322                             212
Other operating income                                                     20                               6
Realized losses on securities, net                                        (21)                              -
                                                                   --------------                  --------------
  Total Other Income                                                    2,724                           2,397
                                                                   --------------                  --------------
OTHER EXPENSES

Salaries and employee benefits                                          1,983                           1,824
Expense of premises and fixed assets                                      675                             607
Merchant transaction expenses                                           1,650                           1,485
Other operating expenses                                                  933                             905
                                                                   --------------                  --------------
  Total Other Expenses                                                  5,241                           4,821
                                                                   --------------                  --------------
Income before income taxes                                              1,802                           1,953
Applicable income taxes                                                   373                             546
                                                                   --------------                  --------------
  Net Income                                                            1,429                           1,407
Other comprehensive income, net of taxes:
    Unrealized securities gains (losses)                                  624                            (146)
                                                                   --------------                  --------------
  Comprehensive Income                                                $ 2,053                         $ 1,261
                                                                   ==============                  ==============
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $  0.67                         $  0.65
Cash Dividends Declared Per Common Share                              $  0.22                         $  0.21


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Nine Months Ended               Nine Months Ended
                                                                September 30, 2000              September 30, 1999
                                                              -----------------------         -----------------------
INTEREST INCOME

Interest and fees on loans                                           $ 17,457                       $ 16,398
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  3,638                          3,772
  States & political subdivisions                                         938                            595
  Other securities                                                         94                             88
Interest on Federal funds sold                                            413                            220
Interest on balances with banks                                           318                            148
                                                                   --------------                 --------------
  Total Interest Income                                                22,858                         21,221
                                                                   --------------                 --------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                           1,724                          1,623
Interest on other deposits                                              7,555                          6,437
Interest on other borrowed funds                                          631                            374
                                                                   --------------                 --------------
  Total Interest Expense                                                9,910                            8,434
                                                                   --------------                 --------------
  Net Interest Income                                                  12,948                         12,787
Provision for loan losses                                                 220                             70
                                                                   --------------                 --------------
  Net Interest Income After Provision for Loan Losses                  12,728                         12,717
                                                                   --------------                 --------------
OTHER INCOME

Trust department income                                                   965                            770
Service charges on deposit accounts                                       532                            510
Merchant transaction income                                             4,301                          4,014
Other fee income                                                          702                            554
Other operating income                                                     66                             70
Realized losses on securities, net                                       (354)                             -
                                                                   --------------                 --------------
  Total Other Income                                                    6,212                          5,918
                                                                   --------------                 --------------
OTHER EXPENSES

Salaries and employee benefits                                          5,873                          5,596
Expense of premises and fixed assets                                    1,988                          1,934
Merchant transaction expenses                                           3,831                          3,459
Other operating expenses                                                2,932                          2,855
                                                                   --------------                 --------------
  Total Other Expenses                                                 14,624                         13,844
                                                                   --------------                 --------------
Income before income taxes                                              4,316                          4,791
Applicable income taxes                                                   889                          1,305
                                                                   --------------                 --------------
  Net Income                                                            3,427                          3,486
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                    891                         (1,153)
                                                                   --------------                 --------------
  Comprehensive Income                                               $  4,318                       $  2,333
                                                                   ==============                 ==============
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                            $   1.60                       $   1.62
Cash Dividends Declared Per Common Share                             $   0.66                       $   0.63

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Nine Months Ended        Nine Months Ended
                                                                                      September 30, 2000       September 30, 1999
                                                                                   -----------------------  -----------------------
OPERATING ACTIVITIES

Net Income                                                                                $  3,427                 $  3,486
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 917                      885
  Provision for loan losses                                                                    220                       70
  Deferred income tax (benefit) provision                                                      (18)                    (216)
  Amortization of securities (net of accretion)                                                 54                      273
  Net realized losses (gains) on securities                                                    354                        -
  Loss (gain) on other real estate                                                              19                        -
  (Increase) decrease in interest receivable                                                (1,197)                     (12)
  Decrease (increase) in other assets                                                          113                     (545)
  Increase (decrease) in income taxes payable                                                   40                       66
  Increase (decrease) increase in interest payable                                             536                     (106)
  Increase (decrease) in other liabilities                                                      57                      957
                                                                                         -----------              -----------
    Net cash provided by operating activities                                                4,522                    4,858
                                                                                         -----------              -----------

INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                     (44,561)                 (38,329)
  Proceeds from maturities of investment securities available-for-sale                      37,802                   46,015
  Purchase of investment securities to be held-to-maturity                                 (10,689)                       -
  Proceeds from repayments of investment securities to be held-to-maturity                     687                    1,303
  Net loans (originated) repaid                                                            (26,023)                   1,228
  Proceeds from other real estate                                                              104                      169
  Investment in premises and equipment                                                        (546)                    (674)
                                                                                         -----------              -----------
    Net cash (used) provided by investing activities                                       (43,226)                   9,712
                                                                                         -----------              -----------

FINANCING ACTIVITIES

 Net increase (decrease) in demand and savings deposits                                    21,369                     (435)
  Net (payments) proceeds on time deposits                                                  (4,874)                 (12,439)
  Increase (decrease) in federal funds purchased                                                 -                        -
  Increase (decrease) in repurchase agreements                                               4,233                    1,785
  Net increase (decrease) in short-term borrowings                                           6,583                      651
  Cash dividends paid                                                                       (1,418)                  (1,353)
                                                                                         -----------              -----------
    Net cash provided (used) by financing activities                                        25,893                  (11,791)
                                                                                         -----------              -----------
    Net (decrease) increase in cash and cash equivalents                                   (12,811)                   2,779
Cash and cash equivalents at January 1                                                      25,111                   18,726
                                                                                         -----------              -----------
Cash and cash equivalents at September 30                                                 $ 12,300                 $ 21,505
                                                                                         ===========              ===========

The Company paid interest and income taxes of $9,374 and $728 and $8,540 and $1,104, for the nine month periods ended September 30, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

These Notes to Consolidated Financial Statements reflect events subsequent to December 31, 1999, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2000. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2000 and September 30, 1999 and for the nine months ended September 30, 2000 and September 30, 1999, in respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at September 30, 2000 and December 31, 1999 are as follows:

                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
September 30, 2000                  Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  54,152   $      255   $      392   $  54,015
U.S. Agency securities              34,636          326          128      34,834
States & political subdivisions     13,457            -          367      13,090
--------------------------------------------------------------------------------
  Total Debt Securities            102,245          581          887     101,939
Equity securities                    1,818            -            -       1,818
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 104,063   $      581   $      887   $ 103,757
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
September 30, 2000                 Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $   4,126   $        -   $      134   $   3,992
States & political subdivisions     16,330          136           66      16,400
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $  20,456   $      136   $      200   $  20,392
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at September 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2000                          Available-for-Sale             Held-to-Maturity
-----------------------------------------------------------------------------------------------
                                          Amortized      Fair           Amortized      Fair
                                            Cost         Value              Cost       Value
-----------------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $  19,015    $  18,889        $       -    $       -
  States & political subdivisions                 -            -                -            -
After one year through five years:
  U.S. Treasury securities                   35,137       35,126                -            -
  U.S. Agency securities                     34,636       34,834                -            -
  States & political subdivisions            11,917       11,617                -            -
After five years through ten years:
  States & political subdivisions             1,540        1,473                -            -
After ten years:
  States & political subdivisions                 -            -           16,330       16,400
-----------------------------------------------------------------------------------------------
  Subtotal                                  102,245      101,939           16,330       16,400
Mortgage-backed securities                        -            -            4,126        3,992
-----------------------------------------------------------------------------------------------
  Total Debt Securities                   $ 102,245    $ 101,939        $  20,456    $  20,392
-----------------------------------------------------------------------------------------------



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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2000, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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



                    Actual                                           Regulatory Requirements
------------------------------------------------      -------------------------------------------------------


                                                              For Capital                      To Be
                                                           Adequacy Purposes             "Well Capitalized"
As of September 30, 2000      Amount      Ratio          Amount          Ratio          Amount         Ratio
-------------------------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 51,945    18.03%     >   $ 23,043     >    8.0%     >   $ 28,804     >  10.0%
                                                    -                -             -                -

Tier 1 Capital
(to Risk Weighted Assets)    $ 48,845    16.96%     >   $ 11,521     >    4.0%     >   $ 17,282     >   6.0%
                                                    -                -             -                -

Tier 1 Capital
(to Average Assets)          $ 48,845    10.74%     >   $      *     >      *      >   $ 22,732     >   5.0%
                                                    -                -             -                -

*3.0% ($13,639), 4.0% ($18,186) or 5.0% ($22,732) depending on the bank's CAMELS
Rating and other regulatory risk factors.



As of December 31, 1999
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



PART 1.  FINANCIAL INFORMATION,  ITEM 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended September 30, 2000 and September 30, 1999 and for the nine months ended September 30, 2000 and September 30, 1999. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

OVERVIEW OF FINANCIAL CONDITION

Penseco Financial Services Corporation reported net income of $1,429 or $0.67 per share for the three months ended September 30, 2000, an increase of $22 or 1.6% from the $1,407 or $0.65 per share reported for the same three month period of 1999. Included in the three month period ended September 30, 2000 was $70 or $.03 per share after tax, attributable to a one-time change from a quarterly charging of fees to a monthly charging of fees for many of our trust customers. Without this change net income for the three month period would have been $1,359 or $0.63 per share.

Net income of $3,427 or $1.60 per share was reported for the nine months ended September 30, 2000, a decrease of $59 or 1.7%, compared with $3,486 or $1.62 per share reported for the nine months ended September 30, 1999. Included in the nine month period ended September 30, 2000 was $70 or $.03 per share after tax, attributable to a one-time change from a quarterly charging of fees to a monthly charging of fees for many of our trust customers. Without this change net income for the nine month period would have been $3,357 or $1.57 per share. Included also in the nine month period ended September 30, 2000 are aggregate after tax losses of $234 or $0.11 per share on the sales of securities incurred mainly in the second quarter of 2000 as the bank sold short-term municipal securities and re-invested the proceeds into longer term, higher yielding municipal securities. Without this change, the bank would have earned $3,582 or $1.67 per share, an increase of 2.8% over the year earlier period.

The Company is experiencing strong loan demand in addition to deposit growth, largely due to pricing products competitively in our market area. Investments increased $17.7 million or 16.6% since December 31, 1999. Net loans increased $25.5 million or 9.0%. Deposits increased $16.5 million or 4.5%, while repurchase agreements increased $4.2 million or 35.0% since December 31, 1999.

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

Net interest income increased $76 or 1.7% to $4,467 for the three months ended September 30, 2000 from $4,391 in 1999. For the first nine months of 2000, net interest income increased $161 or 1.3% to $12,948 from $12,787 in 1999. This increase is due mainly to significant growth in earning assets; offset somewhat by higher funding costs.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 2000, the net interest margin was 4.02%, decreasing 22 basis points from 4.24% in the same period of 1999, the result of an increase in the yield on earning assets of 6 basis points offset by a larger increase in funding costs of 41 basis points.

Changes in the volume and rate of interest bearing assets and interest bearing liabilities were key determinants of the increase in net interest income for both the three months and nine months ended September 30, 2000 and 1999. Total average earning assets and total average interest bearing funds increased in the first nine months of 2000 as compared to the same period in 1999. Average earning assets increased $27.2 million or 6.7%, from $401.9 million in 1999 to $429.1 million in 2000 and average interest bearing funds increased $16.0 million or 4.9%, from $325.2 million to $341.2 million for the same periods. As a percentage of average assets, earning assets increased from 93.0% in the first nine months of 1999 to 94.4% in 2000. Average interest bearing funding sources decreased from 75.2% of total funding sources in the first nine months of 1999 to 75.1% in the same period in 2000. The average interest rate on earning assets increased from 7.04% in 1999 to 7.10% in 2000, while the average rate on interest bearing liabilities increased by a greater amount from 3.46% in 1999 to 3.87% in 2000.

Changes in the mix of earning assets and funding sources also impacted net interest income for both the three months and nine months ended September 30, 2000 and 1999. Average loans as a percentage of average earning assets decreased slightly from 70.4% in 1999 to 70.0% in 2000; average investments decreased from 27.1% to 26.3%; U.S. Agency Securities increased from 2.6% to 4.7%; U.S. Treasury Securities decreased from 18.2% to 14.4% and Municipal Securities increased from 5.9% to 6.9%. Short-term investments, federal funds sold, and interest on balances with banks, increased from 2.5% of earning assets to 3.7%. Changes in the mix of interest bearing funds produced higher interest costs as funds shifted from time deposit accounts, while the Company concentrated on maintaining core deposits by not pricing time deposits aggressively. Monies shifted from lower cost deposits to higher cost deposits, mainly tiered money market and repurchase agreements. Time deposits decreased $1.0 million, from 47.6% of funding sources to 45.1% in 2000. This change in deposit composition resulted in a significant increase in the cost of funds.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The main increase in rates was from U.S. Agency Securities, long-term Municipal Securities and fixed rate real estate mortgages, which were offset by an increase in funding costs. Largely time-other, tiered money markets and repurchase agreements had the greatest impact on the increase in funding costs.


            (THE REMAINDER OF THIS PAGE IS LEFT INTENTIONALLY BLANK)

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY / INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for September 30, 2000 and September 30, 1999.


--------------------------------------------------------------------------------------------------------------
                                                 September 30, 2000                 September 30, 1999
ASSETS                                     Average     Revenue/    Yield/     Average     Revenue/     Yield/
                                           Balance     Expense      Rate      Balance     Expense      Rate
--------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities              $  61,621    $  2,686     5.81%    $  73,349    $  3,341      6.07%
    U.S. Agency obligations                  15,665         751     6.39%        5,000         214      5.71%
    States & political subdivisions          17,407         447     5.19%       23,640         595      5.08%
    Federal Home Loan Bank stock              1,798          93     6.90%        1,798          87      6.45%
    Other                                        20           1     5.00%           20           1      5.00%
  Held-to-maturity:
    U.S. Agency obligations                   4,281         200     6.23%        5,252         217      5.51%
    States & political subdivisions          11,996         492     8.29%            -           -          -
Loans, net of unearned income:
  Real estate mortgages                     229,748      13,353     7.75%      219,261      12,873      7.83%
  Commercial                                 19,293       1,347     9.31%       22,775       1,405      8.23%
  Consumer and other                         51,197       2,757     7.18%       40,879       2,120      6.92%
Federal funds sold                            9,365         413     5.88%        5,990         220      4.90%
Interest on balances with banks               6,683         318     6.34%        3,958         148      4.99%
--------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                     429,074    $ 22,858     7.10%      401,922    $ 21,221      7.04%
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                      11,657                             11,355
Bank premises and equipment                  12,089                             12,552
Accrued interest receivable                   3,577                              3,062
Other assets                                  1,256                              6,352
Less:  Allowance for loan losses              3,007                              2,919
--------------------------------------------------------------------------------------------------------------
Total Assets                              $ 454,646                          $ 432,324
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing                 $  22,863    $    187     1.09%    $  23,985    $    191      1.06%
  Savings                                    65,424         743     1.51%       71,073         801      1.50%
  Money markets                              81,384       2,038     3.34%       61,376       1,188      2.58%
  Time - Over $100                           38,033       1,724     6.04%       39,720       1,624      5.45%
  Time - Other                              115,875       4,587     5.28%      115,178       4,257      4.93%
Federal funds purchased                          22           1     6.06%           85           3      4.71%
Repurchase agreements                        16,485         578     4.67%       13,343         352      3.52%
Short-term borrowings                         1,151          52     6.02%          471          18      5.10%
--------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                    341,237    $  9,910     3.87%      325,231    $  8,434      3.46%
--------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                63,613                             59,474
All other liabilities                         1,847                              1,550
Stockholders' equity                         47,949                             46,069
--------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                    $ 454,646                          $ 432,324
--------------------------------------------------------------------------------------------------------------
Interest Spread                                                     3.23%                               3.58%
--------------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 12,948                           $ 12,787
--------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                               4.02%                               4.24%
  Return on average assets                                          1.01%                               1.08%
  Return on average equity                                          9.53%                              10.09%
  Average equity to average assets                                 10.55%                              10.66%
  Dividend payout ratio                                            41.31%                              38.89%
--------------------------------------------------------------------------------------------------------------

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

In the three months ended September 30, 2000, the provision for loan losses was $148, an increase from $14 for the three months ended September 30, 1999. The increase was due to one specific credit and management believes asset quality remains strong. In the first nine months of 2000, the provision for loan losses was $220, an increase from $70 in the first nine months of 1999. Loans charged-off totalled $118 and recoveries were $48. In the same period of 1999, recoveries of $188 offset loans charged off of $164.

OTHER INCOME

The following table sets forth information by category of other income for the Company for three months ended September 30, 2000 and September 30, 1999, respectively:

                                           September 30,      September 30,
Three Months Ended:                             2000               1999
----------------------------------------------------------------------------
Trust department income                       $    353           $    265
Service charges on deposit accounts                181                178
Merchant transaction income                      1,869              1,736
Other fee income                                   322                212
Other operating income                              20                  6
Realized losses on securities, net                 (21)                 -
----------------------------------------------------------------------------
  Total Other Income                          $  2,724           $  2,397
----------------------------------------------------------------------------

Other income increased $327 or 13.6% for the three month period ended September 30, 2000 to $2,724, from $2,397 for the three months ended September 30, 1999. Largely this increase was due to improved growth in merchant transaction income of $133 or 7.7% to $1,869 from $1,736, by expanding our customer base. Also, other fee income increased $110 or 51.9%, of which $108 is attributable to our brokerage division that commenced operations in April of 2000. Trust fee income increased a net of $88 or 33.2%. Included in the three month period ended September 30, 2000 was $107, which is attributable to a one-time change from a quarterly charging of fees to a monthly charging of fees for many of our trust customers.

The following table sets forth information by category of other income for the Company for nine months ended September 30, 2000 and September 30, 1999, respectively:

                                           September 30,      September 30,
Nine Months Ended:                              2000               1999
----------------------------------------------------------------------------
Trust department income                       $    965           $    770
Service charges on deposit accounts                532                510
Merchant transaction income                      4,301              4,014
Other fee income                                   702                554
Other operating income                              66                 70
Realized losses on securities, net                (354)                 -
----------------------------------------------------------------------------
  Total Other Income                          $  6,212           $  5,918
----------------------------------------------------------------------------

Other income increased $294 or 5.0% for the first nine months of 2000 to $6,212 from $5,918 for the same period of 1999. Contributing increases came from trust fee income of $195 or 25.3%, of which $107 is attributable to a one-time change from a quarterly charging of fees to a monthly charging of fees for many of our trust customers. Also, merchant transaction income increased $287 or 7.1% to $4,301 from $4,014, along with increases in other fee income of $148 of which $114 is due to our brokerage division, which continues to exceed our expectations. The loss on the sales of securities occurred mainly in the second quarter of 2000, of which was a $333 loss on the sale of ten million dollars of short-term municipal securities. The benefit of the sale and subsequent re-investment into longer term, higher yielding municipal securities is benefiting current and future periods.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2000 and September 30, 1999, respectively:

                                           September 30,      September 30,
Three Months Ended:                             2000               1999
----------------------------------------------------------------------------
Salaries and employee benefits                $  1,983           $  1,824
Expense of premises and fixed assets               675                607
Merchant transaction expenses                    1,650              1,485
Other operating expenses                           933                905
----------------------------------------------------------------------------
  Total Other Expenses                        $  5,241           $  4,821
----------------------------------------------------------------------------


Other expenses increased $420 or 8.7% for the three month period ended September 30, 2000 to $5,241 from $4,821 for the three month period ended September 30, 1999. Salaries and employee benefit expenses increased $159 or 8.7% due to additional staffing in our newly opened brokerage division and higher health care costs. Also, merchant transaction expenses increased $165 or 11.1% due to Mastercard and Visa International imposing higher transaction costs.

The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2000 and September 30, 1999, respectively:

                                           September 30,      September 30,
Nine Months Ended:                              2000               1999
----------------------------------------------------------------------------
Salaries and employee benefits                $  5,873           $  5,596
Expense of premises and fixed assets             1,988              1,934
Merchant transaction expenses                    3,831              3,459
Other operating expenses                         2,932              2,855
----------------------------------------------------------------------------
  Total Other Expenses                        $ 14,624           $ 13,844
----------------------------------------------------------------------------


Other expenses increased $780 or 5.6% for the nine months ended September 30, 2000 to $14,624 from $13,844 for the nine months ended September 30, 1999. Salaries and benefits increased $277 or 4.9% to $5,873 for the nine months ended September 30, 2000, from $5,596 over the first nine months of 1999 due to higher health care coverage provided by the company its employees and further staff additions for our brokerage division, which commenced operations in April of 2000. Merchant transaction expenses increased $372 or 10.8%, due to authorization interchange expenses passed on by Mastercard and Visa International.

LOAN PORTFOLIO

                                                  September 30,    December 31,
As Of:                                                2000             1999
--------------------------------------------------------------------------------
Real estate - construction
  and land development                              $   6,736       $   3,241
Real estate mortgages                                 228,572         216,574
Commercial                                             21,692          18,995
Credit card and related plans                           2,104           2,203
Installment                                            30,211          28,693
Obligations of states & political subdivisions         17,874          11,821
--------------------------------------------------------------------------------
  Loans, net of unearned income                       307,189         281,527
Less:  Allowance for loan losses                        3,100           2,950
--------------------------------------------------------------------------------
  Loans, net                                        $ 304,089       $ 278,577
--------------------------------------------------------------------------------

LOAN QUALITY

The lending activities of the Company are guided by the basic lending policy established by the Board of Directors. Loans must meet criteria, which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions.

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

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                September 30,    December 31,    September 30,
As Of:                                              2000             1999            1999
-----------------------------------------------------------------------------------------------
Non-accrual loans                                  $ 1,696          $   836         $   884
Loans past due 90 days or more and accruing:
  Guaranteed student loans                             312              476             432
  Credit card and home equity loans                     27                -               4
-----------------------------------------------------------------------------------------------
  Total non-performing loans                         2,035            1,312           1,320
Other real estate owned                                201               33              53
-----------------------------------------------------------------------------------------------
  Total non-performing assets                      $ 2,236          $ 1,345         $ 1,373
-----------------------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,696 and $884 at September 30, 2000 and September 30, 1999, respectively. If interest on those loans had been accrued, such income would have been $145 and $123 for the nine months ended September 30, 2000 and September 30, 1999, respectively. Interest income on those loans, which is recorded only when received, amounted to $87 and $17 for September 30, 2000 and September 30, 1999, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status. The increase was due to one specific credit and management believes the overall credit quality remains strong.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2000 there are no significant loans as to which management has serious doubt about their ability to continue to perform in accordance with their contractual terms.

At September 30, 2000 and December 31, 1999, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:


                                            September 30,         September 30,
Nine Months Ended :                             2000                  1999
--------------------------------------------------------------------------------
Balance at beginning  of year                  $ 2,950               $ 2,830
Charge-offs:
  Real estate mortgages                             34                    82
  Commercial and all others                         51                    13
  Credit card and related plans                     20                    50
  Installment loans                                 13                    19
--------------------------------------------------------------------------------
Total charge-offs                                  118                   164
--------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                             24                     -
  Commercial and all others                          -                   168
  Credit card and related plans                      8                     9
  Installment loans                                 16                    11
--------------------------------------------------------------------------------
Total recoveries                                    48                   188
--------------------------------------------------------------------------------
Net charge-offs (recoveries)                        70                   (24
--------------------------------------------------------------------------------
Provision charged to operations                    220                    70
--------------------------------------------------------------------------------
  Balance at End of Period                     $ 3,100               $ 2,924
--------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                     0.023%               -0.008%
--------------------------------------------------------------------------------



The allowance for loan losses is allocated as follows:

As Of:                           September 30, 2000       December 31, 1999       September 30, 1999
-----------------------------------------------------------------------------------------------------
                                   Amount       % *         Amount      % *         Amount       % *
-----------------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,500     77%          $ 1,500    78%          $ 1,500     78%
Commercial and all others           1,100     13%              950    10%              924     11%
Credit card and related plans         150      1%              150     1%              150      1%
Personal installment loans            350      9%              350    11%              350     10%
-----------------------------------------------------------------------------------------------------
  Total                           $ 3,100    100%          $ 2,950   100%          $ 2,924    100%
-----------------------------------------------------------------------------------------------------

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

The Company's total risk-based capital ratio was 18.03% at September 30, 2000. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


PART II. OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS
  None.

ITEM 2 -- CHANGES IN SECURITIES
  None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5 -- OTHER INFORMATION
  None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

  A.  EXHIBITS

        27.0    Financial Data Schedule

  B.  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed in the quarter ended September 30, 2000.



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

PENSECO FINANCIAL SERVICES


By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    November 9, 2000





By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    November 9, 2000