Form 10-K
period 2000-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2001-03-22
CIK 1054508

(INSIDE COVER)

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

BRANCH LOCATIONS (with ATMs)

Abington
1100 Northern Boulevard
Clarks Summit, PA
(570) 587-4898

East Scranton
Prescott Avenue & Ash Street
Scranton, PA
(570) 342-9101

East Stroudsburg
Route 209 & Route 447
East Stroudsburg, PA
(570) 420-0432

Gouldsboro
Main & Second Streets
Gouldsboro, PA
(570) 842-6473

Green Ridge
1901 Sanderson Avenue
Scranton, PA
(570) 346-4695

Central City
150 North Washington Avenue
Scranton, PA
(570) 346-7741

Mount Pocono
Route 611 & Route 940
Mount Pocono, PA
(570) 839-8732

North Pocono
Main & Academy Streets
Moscow, PA
(570) 842-7626

South Scranton
526 Cedar Avenue
Scranton, PA
(570) 343-1151

Other ATM locations

Acorn Market
Route 209
Marshall's Creek, PA

Acorn Market
Route 611
Swiftwater, PA

Convenient Food Mart
Wyoming & Mulberry Streets
Scranton, PA

Meadow Ave. & Hemlock St.
Scranton, PA

Metropolitan Life Insurance Company
Morgan Highway
Clarks Summit, PA

Red Barn Village
Newton Ransom Blvd
Newton, PA

On the Cover

The cover for our 2000 Annual Report portrays the flow of information and the movement of funds electronically by means of the Internet. Technology-sophisticated banks, such as Penn Security, are not restricted by the physical location of their offices; nor are they limited in their service offerings to "traditional" banking products.

     This year's cover symbolizes that we at Penn Security, with a wide array of leading edge products and services, along with electronic connectivity to our customers nationwide, via our new website, are well positioned to expand our horizons.

                              Financial Highlights
In thousands, except
per share data

                              2000          1999          1998
--------------------------------------------------------------
Earnings per share      $     2.21    $     2.17    $     1.99
Dividends per share     $     1.15    $     1.10    $     1.05
Total Capital           $   50,067    $   45,743    $   44,961
Total Deposits          $  387,439    $  367,332    $  377,526
Total Assets            $  467,230    $  428,614    $  436,099

                                    Contents

Customer Services ........................................... Inside Front Cover
President's Letter ........................................................... 2
Board of Directors ........................................................... 3
Promotions and Appointments .................................................. 4
Community Events ............................................................. 5
Investment Services .......................................................... 6

                                   Form 10-K

Part 1, Item 1  Business ..................................................... 8
        Item 2  Properties ................................................... 9
        Item 3  Legal Proceedings ............................................ 9
        Item 4  Submission of Matters to a Vote of Security Holders .......... 9
Part 2, Item 5  Market for Registrant's Common Equity and Related
                  Stockholder Matters ....................................... 10
        Item 6  Selected Financial Data 11
        Item 7  Management Discussion and Analysis of Financial Condition
                  and Results of Operations ................................. 12
        Item 7A Quantitative and Qualitative Disclosures About Market Risk .. 20
Item 8  Financial Statements and Supplementary Data ......................... 22
        Consolidated Balance Sheets ......................................... 22
        Consolidated Statements of Income ................................... 23
        Consolidated Statements of Changes in Stockholders' Equity .......... 24
        Consolidated Statements of Cash Flows ............................... 25
        General Notes to Financial Statements ............................... 26
        Independent Auditor's Report ........................................ 35
        Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................... 36
Part 3, Item 10 Directors and Executive Officers of the Registrant .......... 36
        Item 11 Executive Compensation ...................................... 36
        Item 12 Security Ownership of Certain Beneficial Owners
                  and Management............................................. 36
        Item 13 Certain Relationships and Related Transactions .............. 36
Part 4, Item 14 Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K................................................ 37
Signatures .................................................................. 38
Index to Exhibits ........................................................... 39
Company Officers ............................................................ 40
Company Board Members ........................................ Inside Back Cover

                  Penseco Financial Services Corporation / 2000 Annual Report  1

President's Letter

Dear Shareholder

     I am pleased to report to you that 2000 was another successful year for Penseco Financial Services Corporation. Earnings increased to $2.21 per share for 2000 from $2.17 per share for 1999. Dividends increased to $1.15 per share for 2000 from $1.10 per share for 1999. Total Assets increased to $467 million at year end 2000 from $429 million at year end 1999. Total Deposits increased to $387 million at year end 2000 from $367 million at year end 1999. Capital increased to $50.1 million at year end 2000 from $45.7 million at year end 1999. Net income for the year 2000 was negatively affected by our sale of shorter term, low rate securities and reinvestment in longer term, high rate securities as the rates were peaking last year, resulting in after-tax securities losses of $.11 per share.
     During the year 2000, the Federal Reserve (FED) concentrated on reigning in the overheating economy. Of particular concern to the FED was the national election where additional spending and tax cut promises presaged a shift to a more stimulative Federal fiscal policy. Apparently, from recent economic statistical reports, as I write this letter, the FED has succeeded in slowing the economy which has and should continue to lead to lower interest rates this year, leaving some room for the tax cuts and spending increases promised during the election. Thus, the modest repositioning of our investment portfolio last year should serve us well this year.
     Our declaration to become a Financial Holding Company was approved by the Federal Reserve Board in March, 2000. This designation carries with it broader powers than we would have if we were just an ordinary bank holding company. Only bank holding companies who are well capitalized and well managed and have achieved at least a satisfactory rating for community reinvestment can so qualify. The list of activities which financial holding companies are permitted to engage in grows monthly - faster than one can ever take advantage of - nevertheless, one never knows what opportunity will beckon at any particular time, so it is good to be positioned to take advantage of opportunity when it presents itself.
     With the Y2K issue behind us, and the redirection of our technology forces, a number of new products were instituted. In January, we introduced a low cost, entirely electronic account called EBT for those customers receiving electronic entitlement benefits. We also introduced a new tiered money market account with three different interest rate tiers. Although there has been little demand for the EBT accounts, the tiered money market accounts have proven to be very popular. Also proving popular, have been callable certificates of deposits which were introduced late in 1999. These certificates generally pay a higher interest rate than non-callable certificates of deposit but provide for the Bank an optional date, on or after which, they can be called. This type of certificate of deposit aids the Bank in controlling its interest rate sensitivity.
     In April, we opened our new Investment Services, through an agreement with Fiserv Investor Services, Inc., a fully licensed broker dealer established by Fiserv, Inc., a large company processing data for thousands of banks nationwide. Dual employees of the Bank and the broker dealer provide for sales and purchases of investments including stocks, bonds, mutual funds and annuities. Mr. Louis J. Rizzo and Mr. Mark J. Zakoski joined the Bank as our first two fully licensed investment representatives. Mr. Rizzo and Mr. Zakoski each bring in excess of eight years experience in the sale of financial and investment products, each having served with a major financial services organization prior to joining our Investment Services. Also joining our investment team was Linda B. Gable who is licensed to accept and place investment orders for our customers. Responsibility for the investment services is vested in Peter F. Moylan, Executive Vice-President and head of our non-deposit services. In the future, we plan to establish a fully licensed broker dealer subsidiary of our holding company.
     In May, Penn Security went live with its web site - www.pennsecurity.com. This site is both informational and transactional making available through the Internet all of the services which our home/office banking system offers. In addition, the site links to a joint Penn Security/Fiserv Investor Services, Inc.'s web site, permitting our customers access to on-line brokerage services at very low transaction costs. Through the investment services site, customers can view their investment account, buy and sell stocks, bonds and mutual funds, review transaction histories and keep track of the cost bases of their various investments.
     In making our home/office banking system available on the Internet, we also enhanced the system to make it more user-friendly. In addition, in August we enabled customers, through the on-line banking system, to transfer funds between their brokerage accounts and bank accounts at Penn Security, thus giving our customers complete control of their liquid assets. In addition, transaction files may be downloaded for those customers using Quicken and Microsoft Money to automatically reconcile their bank statement or for other uses of the data contained therein.
     In September, the Bank replaced its aging IBM document processing machines with new document processing machines which utilize electronic images of the documents rather than microfilm for archival and retrieval functions. We hope to be able to make these images available to our customers through the Internet shortly.
     In the fourth quarter, the Bank upgraded its network with state of the art equipment and increased line speeds to our branches. Unfortunately, the process took longer than anticipated because of the Verizon employee strike and the reorganization of Verizon divisions pursuant to its merger with GTE. Although a few glitches remain, on the whole, the network is operating very well with excellent response time for users and greater effectiveness and control than before. Through this network, check images and deposit items can be directly accessed and printed at our branches. We are also working on imaging all of our computer reports for retrieval purposes, which will also be available bank-wide through this network.
     Data privacy, data integrity, data security and data retrieval are foremost on our mind as well as the minds of our customers. Most of our data is processed in-house on one of the world's most secure computers, an IBM AS400. Data is also stored off-site in a secure location and yearly we perform a disaster recovery test to ensure that we can recover all of our customers' data. We maintain sophisticated firewalls to protect our data from external attack. We have been operating our home/office banking system for over 18 years and have never had a security problem. We

2  Penseco Financial Services Corporation / 2000 Annual Report
recently mailed privacy policy notices to all of our customers (all financial institutions must do so by July 1, 2001). Judging from the responses, data privacy is a "hot button". We do not share any customer data with any third party, unless we have a joint product which we market with them or where they market our products for us or where a third party processes data for us. In all instances, any third party with whom we have this kind of relationship is contractually bound to protect the data and they may use it only for the stated purposes and may not disclose it to other third parties.
     In April, William J. Calpin, Jr., joined the Bank as Senior Vice-President, Trust Services. Mr. Calpin is well known in Northeastern Pennsylvania for his expertise in trust services and his many years of experience in the trust services division at a major financial institution in our market area. He replaces our former head of the trust department, Robert F. Duguay, who retired in May of this year after many years of dedicated service.
     In May, Nancy Burns, our Abington Branch Manager for many years, retired. Mr. Carl M. Baruffaldi was named Abington Branch Manager to replace her, Jeffrey Solimine was named Green Ridge Branch Manager to replace Carl and Karyn Gaus Vashlishan was named Mount Pocono Branch Manager.
     In October, Lynn M. Peters Thiel joined the Bank as Vice-President and Compliance Officer. Mrs. Thiel was formerly a compliance officer at another local financial institution. The compliance function at the Bank continues to increase in importance and workload as the Bank moves into new products and services, such as investment services and insurance.
     At the end of the year the  following  promotions  were  made:  Christe  A.
Casciano,  Vice-President  and Director of  Marketing;  Jennifer S.  Wohlgemuth,
Assistant Vice-President; Lisa A. Kearney, Assistant Vice-President; Lori A. Dzwieleski, Assistant Branch Manager of the Gouldsboro Office; Barbara Garofoli, Assistant Branch Manager of the East Scranton Office; Susan A. Kopp, Assistant Branch Manager of the Mount Pocono Office; and Stephen A. Hoffman, Branch Operations Officer. We congratulate these fine employees on their many achievements. We are indeed fortunate to have such a dedicated and hardworking staff.
     This year, three local banks were merged or are in the process of merging with bigger organizations headquartered out of state. As this process continues, we believe it strengthens our franchise as a locally owned and controlled financial services organization.
     We have indicated before that we are interested in providing a wide range of insurance products to our customers and we continue to pursue that goal.
     We think that our strong capital position, good earnings, advanced technology and solid customer base, both in our traditional geographic market and niche national markets, provide an excellent foundation for our continued success. In this endeavor you can help us by recommending us to your family, friends, and business organizations. This is your institution - let it serve you.

                                                    Sincerely yours,

                                                    Otto P. Robinson, Jr.
                                                    President

--------------------------------------------------------------------------------

The bottom portion of this page of the 2000 Annual Report to Shareholders contains one picture. A description of the picture follows:

                               Board of Directors

Seated left to right:

Edwin J. Butler, Emily S. Perry, Attorney Otto P. Robinson, Jr., President; Sandra C. Phillips and Russell C. Hazelton

Standing left to right:

P. Frank Kozik, Secretary; Steven L. Weinberger, Robert W. Naismith, Ph.D., James B. Nicholas, James G. Keisling, D. William Hume, and Richard E. Grimm, Executive Vice-President and Treasurer

                  Penseco Financial Services Corporation / 2000 Annual Report  3

This page of the 2000 Annual Report to Shareholders contains nine pictures. A description of each picture follows, starting at the top, from left to right:

                           Promotions & Appointments

William J. Calpin, Jr.
Senior Vice-President, Trust Services

Christe A. Casciano
Vice-President, Director of Marketing

Lynn M. Peters Thiel
Vice-President and Compliance Officer

Carl M. Baruffaldi
Assistant Vice-President
Branch Manager - Abington Office

Jeffrey Solimine
Assistant Vice-President
Branch Manager - Green Ridge Office

Karyn Gaus Vashlishan
Assistant Vice-President
Branch Manager - Mount Pocono Office

Lisa A. Kearney
Assistant Vice-President

Jennifer S. Wohlgemuth
Assistant Vice-President

Lori A. Dzwieleski
Assistant Cashier

4  Penseco Financial Services Corporation / 2000 Annual Report

This top portion of this page of the 2000 Annual Report to Shareholders contains three pictures. A description of each picture follows, starting at the top, from left to right:

                           Promotions & Appointments

Barbara Garofoli
Assistant Cashier

Susan A. Kopp
Assistant Cashier

Stephen A. Hoffman
Branch Operations Officer


                                Community Events

As a community bank, Penn Security employees not only have a thorough knowledge of the banking industry, but a concern and a commitment for the community as well. Below is a sampling of the community events during 2000 in which Penn Security and their employees participated.

This bottom portion of this page of the 2000 Annual Report to Shareholders contains three pictures. A description of each picture follows, starting clockwise at the top left:

Part of the crowd of business professionals who participated in the Chamber of Commerce Business Card Exchange sponsored by Penn Security Bank and Trust Company during the holiday season.

This past summer, our East Stroudsburg Office participated in the annual Balloon Festival at Shawnee on the Delaware.

In the photo above, Douglas R. Duguay (left), Mary Carol Cicco (center) and Peter F. Moylan (right) are shown during one of the many nationwide bookstore shows in which Penn Security Bank participated.

                  Penseco Financial Services Corporation / 2000 Annual Report  5

This page of the 2000 Annual Report to Shareholders contains six pictures. A description of each picture follows, starting at the top, from left to right:

                              INVESTMENT SERVICES

Pictured above are the employees of our joint venture with Fiserv Investor Services, Inc. They are from left to right as follows: Linda B. Gable, Otto P. Robinson, Jr., Peter F. Moylan, Mark J. Zakoski and Louis J. Rizzo.

Investment Services Pictured above are the employees of our joint venture with Fiserv Investor Services, Inc. They are from left to right as follows: Linda B. Gable, Otto P. Robinson, Jr., Peter F. Moylan, Mark J. Zakoski and Louis J. Rizzo.

Louis J. Rizzo
Registered Representative

Mark J. Zakoski
Registered Representative

Linda B. Gable
Assistant Representative
Order Processing

6  Penseco Financial Services Corporation / 2000 Annual Report

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 2000

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

                          Securities Registered Under
                            Section 12(g) of the Act

                    Common Stock, Par Value $ .01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on March 1, 2001, based on the average of the closing bid and asked prices of such stock on that date equals Approximately $49,404,000. The number of shares of common stock outstanding as of March 1, 2001 equals 2,148,000.

Documents Incorporated by Reference

Portions  of  the   Corporation's   2000  Annual  Report  to  Stockholders   are
incorporated by reference in Parts I and II.

Portions of the Corporation's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

                  Penseco Financial Services Corporation / 2000 Annual Report  7

                     PENSECO FINANCIAL SERVICES CORPORATION

                                     PART I

ITEM 1 Business

GENERAL

PENSECO FINANCIAL SERVICES CORPORATION, (the "Company"), which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the State of Pennsylvania in 1997 and is registered as a financial holding company. The Company became a holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (the "Bank"), a state chartered bank, on December 31, 1997. The Company is subject to supervision by the Federal Reserve Board. The Bank, as a state chartered financial institution, is subject to supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.
     The Company's principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, investor services, marketing, audit, credit card, human resources, executive, data processing and central bookkeeping offices. There are eight additional offices.
     Through it's banking subsidiary, the Company generates interest income from it's outstanding loans receivable and it's investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and general operating expenses. The Bank provides a variety of commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate, commercial and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit.
     The  Bank  has a third  party  marketing  agreement  with  Fiserv  Investor
Services, Inc. that allows the bank to offer a full range of securities, brokerage and annuity sales to it's customers. The investor services division is located in the headquarters building and the services are offered throughout the entire branch system.
     The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on it's operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

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

EMPLOYEES

As of March 1, 2001, the Company  employed 199 full-time  equivalent  employees.
The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

SUPERVISION AND REGULATION

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

8  Penseco Financial Services Corporation / 2000 Annual Report

     As a financial holding company, the Company is permitted to engage in banking-related activities as authorized by the Federal Reserve Board, directly or through subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities.
     The Bank, as a Pennsylvania state-chartered financial institution, is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits to the maximum extent permitted by law.

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

                  Penseco Financial Services Corporation / 2000 Annual Report  9

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

                                Dividends Paid
2000              High    Low     Per Share
----------------------------------------------
First Quarter     $ 26   $ 21      $  .22
Second Quarter      24     22         .22
Third Quarter       24     20         .22
Fourth Quarter      21     20         .49
                                   ------
                                   $ 1.15
                                   ======


                                Dividends Paid
1999              High    Low     Per Share
----------------------------------------------
First Quarter     $ 43   $ 40      $  .21
Second Quarter      41     34         .21
Third Quarter       36     28         .21
Fourth Quarter      30     26         .47
                                   ------
                                   $ 1.10
                                   ======


DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,470                     2000
             2,363                     1999
             2,255                     1998
             2,256                     1997
             2,148                     1996


As of March 1 , 2001 there were approximately 1,026 stockholders of the Company based on the number of recordholders. Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 20 and 33.

TRANSFER AGENT

Penseco Financial Services Corporation, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Company's corporate headquarters at 570-346-7741.

                      QUARTERLY FINANCIAL DATA (unaudited)
                    (in thousands, except per share amounts)

                               First    Second     Third    Fourth
2000                         Quarter   Quarter   Quarter   Quarter
------------------------------------------------------------------
Net Interest Income          $ 4,158   $ 4,323   $ 4,467   $ 4,397
Provision for Loan Losses         40        32       148        13
Other Income                   2,308     1,180     2,724     2,021
Other Expenses                 5,046     4,337     5,241     4,682
Net Income                     1,069       929     1,429     1,316
Earnings Per Share           $   .50   $   .43   $   .67   $   .61


                               First    Second     Third    Fourth
1999                         Quarter   Quarter   Quarter   Quarter
------------------------------------------------------------------
Net Interest Income          $ 4,226   $ 4,170   $ 4,391   $ 4,320
Provision for Loan Losses         56         -        14        19
Other Income                   2,114     1,407     2,397     1,828
Other Expenses                 4,807     4,216     4,821     4,468
Net Income                     1,076     1,003     1,407     1,185
Earnings Per Share           $   .50   $   .47   $   .65   $   .55

10 Penseco Financial Services Corporation / 2000 Annual Report

ITEM 6 Selected Financial Data

(in thousands, except per share data)

RESULTS OF OPERATIONS:

                                       2000         1999         1998         1997          1996
------------------------------------------------------------------------------------------------
Interest Income                  $   31,043   $   28,320   $   29,975   $   30,099    $   27,893
Interest Expense                     13,698       11,213       13,179       12,385        11,201
------------------------------------------------------------------------------------------------
Net Interest Income                  17,345       17,107       16,796       17,714        16,692
Provision for Loan Losses               233           89          595          316           334
------------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                        17,112       17,018       16,201       17,398        16,358
Other Income                          8,233        7,746        6,838        6,285         5,952
Other Expenses                       19,306       18,312       16,986       16,884        15,733
Income Tax                            1,296        1,781        1,772        2,074         1,975
------------------------------------------------------------------------------------------------
Net Income                       $    4,743   $    4,671   $    4,281   $    4,725    $    4,602
================================================================================================

BALANCE SHEET DATA:
Assets                           $  467,230   $  428,614   $  436,099   $  427,577    $  398,035
Investment Securities            $  125,808   $  106,511   $  118,762   $  125,048    $  125,263
Net Loans                        $  304,641   $  278,577   $  280,389   $  269,446    $  237,915
Deposits                         $  387,439   $  367,332   $  377,526   $  374,488    $  352,026
Stockholders' Equity
                                 $   50,067   $   45,743   $   44,961   $   42,924    $   40,585
PER SHARE DATA: (1)
Earnings per Share               $     2.21   $     2.17   $     1.99   $     2.20    $     2.14
Dividends per Share              $     1.15   $     1.10   $     1.05   $     1.05    $     1.00
Book Value per Share             $    23.31   $    21.30   $    20.93   $    19.98    $    18.89
Common Shares Outstanding         2,148,000    2,148,000    2,148,000    2,148,000     2,148,000

FINANCIAL RATIOS:
Net Interest Margin                   4.08%        4.22%        4.12%        4.51%         4.51%
Return on Average Assets              1.06%        1.08%         .99%        1.14%         1.17%
Return on Average Equity              9.96%       10.12%        9.54%       11.22%        11.54%
Average Equity to Average Assets     10.60%       10.70%       10.38%       10.16%        10.14%
Dividend Payout Ratio                52.04%       50.69%       52.76%       47.73%        46.67%


(1) Per share data is based on 2,148,000 shares outstanding, giving effect to the common stock reorganization on December 31, 1997.

                Penseco Financial Services Corporation / 2000 Annual Report   11

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

SUMMARY

Net earnings for 2000 totalled $4,743 million, an increase of 1.5% from the $4,671 million earned in 1999, which in turn was an increase of 9.1% from the $4,281 million earned in 1998. Net earnings per share were $2.21 in 2000, compared with $2.17 in 1999 and $1.99 in 1998. Net earnings for 2000 increased from 1999 results due to an increase in the net interest margin. Also, fee income increased, offset by increases in operating costs. Net earnings for 1999 increased from 1998 results due to an increase in the net interest margin, coupled with a lower provision for loan losses. Also, fee income increased, offset by increases in operating costs.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  4,743                     2000
             4,671                     1999
             4,281                     1998
             4.725                     1997
             4.602                     1996

The Company's return on average assets was 1.06% in 2000 compared to 1.08% in 1999 and .99% in 1998. Return on average equity was 9.96%, 10.12% and 9.54% in 2000, 1999 and 1998, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
             1.06%                     2000
             1.08%                     1999
              .99%                     1998
             1.14%                     1997
             1.17%                     1996


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
             9.96%                     2000
            10.12%                     1999
             9.54%                     1998
            11.22%                     1997
            11.54%                     1996

12 Penseco Financial Services Corporation / 2000 Annual Report

RESULTS OF OPERATIONS


Net Interest Income

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.
     Net interest income was $17.3 million in 2000, compared with $17.1 million in 1999, an increase of 1.2%. The increase in net interest income in 2000 resulted from increases in loan income, along with increases in securities income, offset by higher money market, time deposit and short-term borrowing costs.
     Net interest income was $17.1 million in 1999, compared with $16.8 million in 1998, an increase of 1.8%. The increase in net interest income in 1999 resulted from the Company concentrating on maintaining core deposits along with increasing non-interest-bearing deposits which helped in reducing the cost of funds.
     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2000 was 4.1% compared with 4.2% for the year ended December 31, 1999, and 4.1% for the year ended December 31, 1998.

NET INTEREST INCOME (in millions)        YEAR
---------------------------------------------
       $ 17,345                          2000
         17,107                          1999
         16,796                          1998
         17,714                          1997
         16,692                          1996


Interest income in 2000 totalled $31.0 million, compared to $28.3 million in 1999, increasing 9.5% from the prior year. The yield on average interest-earning assets was 7.3% in 2000, compared to 7.0% in 1999. Average interest-earning assets increased in 2000 to $424.9 million from $405.0 million in 1999. Average loans, which are the Company's highest yielding earning assets, increased $14.3 million in 2000, while investment securities and other earning assets increased on average by $5.7 million. Average loans represented 70.0% of 2000 average interest-earning assets, compared to 69.9% in 1999.
     Interest expense also increased in 2000 to $13.7 million from $11.2 million in 1999, an increase of $2.5 million or 22.3%. This increase resulted from higher money market, time deposit and short-term borrowing costs. The average rate paid on interest-bearing liabilities during 2000 was 4.0%, compared to 3.4% an increase of 17.6% in 1999.
     Interest income in 1999 totalled $28.3 million, compared to $30.0 million in 1998, decreasing 5.7% from the prior year.
     The yield on average interest-earning assets was 7.0% in 1999, compared to 7.4% in 1998. Average interest-earning assets decreased in 1999 to $405.0 million from $407.8 million in 1998. Average loans decreased $1.0 million in 1999, while investment securities and other earning assets decreased on average by $1.9 million. Average loans represented 69.9% of 1999 average interest-earning assets, compared to 69.7% in 1998.
     Interest expense decreased in 1999 to $11.2 million from $13.2 million in 1998, a decrease of $2 million or 15.2%. This decrease resulted from lower time deposit volume and rate reductions on other deposit products. The average rate paid on interest-bearing liabilities during 1999 was 3.4%, compared to 4.0% in 1998.
     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.

                  Penseco Financial Services Corporation / 2000 Annual Report 13

Distribution of Assets, Liabilities and Stockholders' Equity/Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 2000, 1999 and 1998.


                                                    2000                           1999                           1998
--------------------------------------------------------------------------------------------------------------------------------
                                         Average  Revenue/  Yield/      Average  Revenue/  Yield/      Average  Revenue/  Yield/
                                         Balance   Expense    Rate      Balance  Expense     Rate      Balance  Expense     Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities:
  Available-for-sale:
    U.S. Treasury securities           $  60,684  $  3,465   5.71%    $  75,346  $  4,329   5.75%    $  99,405  $  6,024   6.06%
    U.S. Agency obligations               20,011     1,338   6.69         5,000       286   5.72         1,250        71   5.68
    States & political subdivisions       15,522       572   5.58        23,434       836   5.41         2,683        89   5.03
    Federal Home Loan Bank
      stock                                1,798       127   7.06         1,796       119   6.63           619        43   6.95
    Other                                     20         1   5.00            20         1   5.00            20         1   5.00
  Held-to-maturity:
    U.S. Agency obligations                4,407       259   5.88         4,647       279   6.00         8,228       505   6.14
    States & political subdivisions       13,122       735   8.49           640        34   8.05             -         -      -
Loans, net of unearned income:
  Real estate mortgages                  227,819    18,249   8.01       221,001    17,236   7.80       221,601    17,642   7.96
  Commercial                              19,613     1,845   9.41        21,164     1,818   8.59        18,508     1,562   8.44
  Consumer and other                      49,930     3,717   7.44        40,923     2,819   6.89        43,931     3,405   7.75
Federal funds sold                         6,729       414   6.15         7,035       369   5.25         9,994       521   5.21
Interest on balances with banks            5,253       321   6.11         3,977       194   4.88         1,565       112   7.16
--------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  424,908  $ 31,043   7.31%      404,983  $ 28,320   6.99%      407,804  $ 29,975   7.35%
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                   11,514                         11,188                         10,642
Bank premises and equipment               12,104                         12,588                         10,532
Accrued interest receivable                2,628                          2,992                          3,544
Other assets                               1,125                          2,186                          2,398
Less: Allowance for loan losses            3,004                          2,894                          2,711
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 449,275                      $ 431,043                      $ 432,209
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing              $  23,380  $    250   1.07%    $  23,643  $    252   1.07%    $  23,371  $    347   1.48%
  Savings                                 65,927       983   1.49        71,084     1,061   1.49        71,001     1,409   1.98
  Money markets                           75,959     2,927   3.85        59,066     1,585   2.68        63,489     1,818   2.86
  Time - Over $100                        38,407     2,262   5.89        43,397     2,172   5.00        39,769     2,165   5.44
  Time - Other                           115,345     6,236   5.41       115,764     5,633   4.87       126,737     7,035   5.55
Federal funds purchased                       22         1   4.55            78         4   5.13           265        11   4.15
Repurchase agreements                     15,101       786   5.20        12,169       482   3.96         8,051       364   4.52
Short-term borrowings                      4,522       253   5.59           481        24   4.99           638        30   4.70
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 338,663  $ 13,698   4.04%      325,682  $ 11,213   3.44%      333,321  $ 13,179   3.95%
--------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             61,162                         57,339                         51,159
All other liabilities                      1,813                          1,888                          2,868
Stockholders' equity                      47,637                         46,134                         44,861
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 449,275                      $ 431,043                      $ 432,209
================================================================================================================================
Interest Spread                                              3.27%                          3.55%                          3.40%
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 17,345                       $ 17,107                       $ 16,796
================================================================================================================================

Financial Ratios

  Net interest margin                                        4.08%                          4.22%                          4.12%
  Return on average assets                                   1.06%                          1.08%                           .99%
  Return on average equity                                   9.96%                         10.12%                          9.54%
  Average equity to average assets                          10.60%                         10.70%                         10.38%
  Dividend payout ratio                                     52.04%                         50.69%                         52.76%

14 Penseco Financial Services Corporation / 2000 Annual Report

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE


                                                       Dollar                           Change
                                                       Amount   Change in   Change in   in Rate-
              2000 compared to 1999                 of Change      Volume        Rate    Volume
              ----------------------------------------------------------------------------------
EARNING       Investment securities:
ASSETS          Available-for-sale:
                  U.S. Treasury securities          $   (864)   $   (843)   $    (30)   $     9
                  U.S. Agency obligations              1,052         859          48        145
                  States & political subdivisions       (264)       (282)         26         (8)
              Federal Home Loan Bank stock                 8           -           8          -
              Held-to-maturity:
                U.S. Agency obligations                  (20)        (14)         (6)         -
                States & political subdivisions          701         663           2         36
              Loans, net of unearned income:
                Real estate mortgages                  1,013         532         464         17
                Commercial                                27        (133)        174        (14)
                Consumer and other                       898         621         225         52
              Federal funds sold                          45         (16)         63         (2)
              Interest bearing balances with banks       127          62          49         16
              ----------------------------------------------------------------------------------
                Total Interest Income                  2,723       1,449       1,023        251
              ----------------------------------------------------------------------------------
INTEREST      Deposits:
BEARING         Demand - Interest bearing                 (2)         (2)          -          -
LIABILITIES     Savings                                  (78)        (78)          -          -
                Money markets                          1,342         453         691        198
                Time - Over $100                          90        (249)        386        (47)
                Time - Other                             603         (20)        625         (2)
              Federal funds purchased                     (3)         (3)          -          -
              Repurchase agreements                      304         116         151         37
              Short-term borrowings                      229         202           3         24
              ----------------------------------------------------------------------------------
                Total Interest Expense                 2,485         419       1,856        210
              ----------------------------------------------------------------------------------
                Net Interest Income                 $    238    $  1,030    $   (833)   $    41
              ==================================================================================

------------------------------------------------------------------------------------------------

              1999 compared to 1998
              ----------------------------------------------------------------------------------
EARNING       Investment securities:
ASSETS          Available-for-sale:
                  U.S. Treasury securities          $ (1,695)   $ (1,458)   $   (308)   $    71
                  U.S. Agency obligations                215         213           -          2
                  States & political subdivisions        747         689           7         51
                  Federal Home Loan Bank stock            76          82          (2)        (4)
                Held-to-maturity:
                  U.S. Agency obligations               (226)       (220)        (11)         5
                  States & political subdivisions         34           -           -         34
              Loans, net of unearned income:
                Real estate mortgages                   (406)        (48)       (355)        (3)
                Commercial                               256         224          28          4
                Consumer and other                      (586)       (233)       (378)        25
              Federal funds sold                        (152)       (154)          4         (2)
              Interest bearing balances with banks        82         172         (35)       (55)
              ----------------------------------------------------------------------------------
                Total Interest Income                 (1,655)       (733)     (1,050)       128
              ----------------------------------------------------------------------------------
INTEREST      Deposits:
BEARING         Demand - Interest bearing                (95)          4         (96)        (3)
LIABILITIES     Savings                                 (348)          1        (348)        (1)
                Money markets                           (233)       (126)       (114)         7
                Time - Over $100                           7         197        (175)       (15)
                Time - Other                          (1,402)       (609)       (862)        69
              Federal funds purchased                     (7)         (7)         (2)         2
              Repurchase agreements                      118         186         (45)       (23)
              Short-term borrowings                       (6)         (7)          2         (1)
              ----------------------------------------------------------------------------------
                Total Interest Expense                (1,966)       (361)     (1,640)        35
              ----------------------------------------------------------------------------------
                Net Interest Income                 $    311    $   (372)   $    590    $    93
              ==================================================================================


                  Penseco Financial Services Corporation / 2000 Annual Report 15

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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,                 2000        1999        1998
---------------------------------------------------------------------
Trust department income              $  1,329    $  1,047    $  1,001
Service charges on deposit accounts       718         695         657
Merchant transaction income             5,354       5,166       4,500
Other fee income                          975         704         539
Other operating income                    211         134         141
Realized losses on securities, net       (354)          -           -
---------------------------------------------------------------------
  Total Other Income                 $  8,233    $  7,746    $  6,838
=====================================================================

Total other income increased $487 or 6.3% during 2000 to $8,233 from $7,746 for 1999. Contributing increases came from trust fee income of $282 or 26.9%, of which $107 is attributable to a one-time change from a quarterly charging of fees to a monthly charging of fees for many of our trust customers during the third quarter. Also, merchant transaction income increased $188 or 3.6% to $5,354 from $5,166, along with increases in other fee income of $271 or 38.5%, of which $173 is due to our brokerage division, which continues to exceed our expectations. The loss on the sales of securities occurred mainly in the second quarter of 2000, which included a $333 loss on the sale of ten million dollars of short-term municipal securities. The sale and subsequent re-investment into longer term, higher yielding municipal securities benefits current and future periods.
     Total other income increased $908 or 13.3% during 1999 to $7,746 from $6,838 for 1998. There was a significant increase in our merchant transaction income of $666 or 14.8% due to an increase in our customer base and increased business with our existing customers. Other fee income increased $165 or 30.6%.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,                 2000        1999        1998
---------------------------------------------------------------------
Salaries and employee benefits       $  7,951    $  7,528    $  7,331
Occupancy expenses, net                 1,387       1,334       1,274
Furniture and equipment expenses        1,189       1,227         908
Merchant transaction expenses           4,784       4,471       3,764
Other operating expenses                3,995       3,752       3,709
---------------------------------------------------------------------
  Total Other Expenses               $ 19,306    $ 18,312    $ 16,986
=====================================================================

Other expenses increased $994 or 5.4% for 2000 to $19,306 from $18,312 for 1999. Salaries and benefits increased $423 or 5.6% to $7,951 for 2000, from $7,528 for 1999 due to higher health care coverage provided by the company its employees and further staff additions for our brokerage division, which commenced operations in April of 2000. Merchant transaction expenses increased $313 or 7.0%, due to authorization interchange expenses passed on by MasterCard and Visa International. Also, other operating expenses increased $243 or 6.5% to $3,995 from $3,752 due to increases in advertising costs associated with our loan growth, insurance costs and outside consulting services which are non-recurring.
     Occupancy expenses and furniture and equipment expenses increased significantly during the year of 1999 due to a new branch office in East Stroudsburg, along with the replacement of our former office in the Green Ridge section of Scranton. The Company incurred additional expense in its merchant transaction business of $707 or 18.8% in 1999, due to additional growth.

INCOME TAXES

Federal income tax expense amounted to $1,296 in 2000 compared to $1,781 recorded in 1999. Largely this decrease resulted from increases in tax free income recorded during 2000. The Company's effective income tax rate for 2000 was 21.5% compared to 27.6% for 1999. In 1999, income tax expense increased $9 from $1,772 in 1998. The effective income tax rate for 1999 was 27.6% compared to 29.3% for 1998.
     For further discussion pertaining to Federal income taxes, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $38.6 million or 9.0% during 2000 and amounted to $467.2 million at December 31, 2000 compared to $428.6 million at December 31, 1999. For the year ended December 31, 1999 total assets decreased $7.5 million to $428.6 million or a 1.7% decrease over $436.1 million at December 31, 1998.

ASSETS (in millions)             YEAR
-------------------------------------
       $ 467,230                 2000
         428,614                 1999
         436,099                 1998
         427,577                 1997
         398,035                 1996

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.
     The following table presents the carrying value, by security type, for the Company's investment portfolio.

December 31,                                 2000        1999        1998
-------------------------------------------------------------------------
U.S.Treasury securities                 $  54,662   $  66,459   $  81,916
U.S. Agency obligations                    39,654       9,643      11,402
States & political subdivisions            29,624      28,591      23,634
Other securities                            1,868       1,818       1,810
-------------------------------------------------------------------------
  Total Investment Securities           $ 125,808   $ 106,511   $ 118,762
=========================================================================

16 Penseco Financial Services Corporation / 2000 Annual Report

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:

December 31,                           2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------------
Real estate - construction
  and land development            $   9,321   $   3,241   $   4,152   $   3,731   $   3,770
Real estate mortgages               234,212     216,574     221,879     213,128     184,577
Commercial                           21,566      18,995      18,169      17,173      13,476
Credit card and related plans         2,267       2,203       2,286       2,293       2,298
Installment                          30,290      28,693      28,538      26,811      26,667
Obligations of states &
  political subdivisions             10,085      11,821       8,195       8,910       9,427
-------------------------------------------------------------------------------------------
  Loans, net of unearned income     307,741     281,527     283,219     272,046     240,215
Less: Allowance for loan losses       3,100       2,950       2,830       2,600       2,300
-------------------------------------------------------------------------------------------
  Loans, net                      $ 304,641   $ 278,577   $ 280,389   $ 269,446   $ 237,915
===========================================================================================

LOANS

Total net loans increased $26.0 million to $304.6 million at December 31, 2000 from $278.6 million at December 31, 1999, an increase of 9.3%. The increase is due to growth in the Company's real estate, commercial and installment loan portfolios.

     Total net loans decreased $1.8 million to $278.6 million at December 31, 1999 from $280.4 million at December 31, 1998, a decrease of .6%.


NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 304,641                       2000
         278,577                       1999
         280,389                       1998
         269,446                       1997
         237,915                       1996


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

                  Penseco Financial Services Corporation / 2000 Annual Report 17

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


December 31,                                     2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------------
Non-accrual loans                             $ 1,210    $   836    $   929    $ 1,031    $   866
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        313        476        348        343        342
  Credit card and home equity loans                23          -         27         98         93
-------------------------------------------------------------------------------------------------
  Total non-performing loans                    1,546      1,312      1,304      1,472      1,301
Other real estate owned                           201         33        111        339        610
-------------------------------------------------------------------------------------------------
  Total non-performing assets                 $ 1,747    $ 1,345    $ 1,415    $ 1,811    $ 1,911
=================================================================================================

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.
     Loans on which the accrual of interest has been discontinued or reduced amounted to $1,210, $836 and $929 at December 31, 2000, 1999 and 1998,
respectively. If interest on those loans had been accrued, such income would have been $138, $140 and $108 for 2000, 1999 and 1998, respectively. Interest income on those loans, which is recorded only when received, amounted to $86, $22 and $30 for 2000, 1999 and 1998, respectively. There are no commitments to lend additional funds to individuals whose loans are on non-accrual status.
     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2000, there are no significant loans as to which management has serious doubt about their collectibility.
     At December 31, 2000, 1999 and 1998, the Company did not have any loans specifically classified as impaired.
     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:


Years Ended December 31,                   2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------
Balance at beginning of year            $ 2,950    $ 2,830    $ 2,600    $ 2,300    $ 2,100
Charge-offs:
  Real estate mortgages                      37         82         69         38         87
  Commercial and all others                  51         13        252          -          -
  Credit card and related plans              27         65         37         52         64
  Installment loans                          24         26         25         32         32
-------------------------------------------------------------------------------------------
Total charge-offs                           139        186        383        122        183
-------------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                      30          -          1         79         22
  Commercial and all others                   -        195          -          1          2
  Credit card and related plans               9         10          9         17         16
  Installment loans                          17         12          8          9          9
-------------------------------------------------------------------------------------------
Total recoveries                             56        217         18        106         49
-------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                 83        (31)       365         16        134
-------------------------------------------------------------------------------------------
Provision charged to operations             233         89        595        316        334
-------------------------------------------------------------------------------------------
  Balance at End of Year                $ 3,100    $ 2,950    $ 2,830    $ 2,600    $ 2,300
===========================================================================================
Ratio of net charge-offs (recoveries)
to average loans outstanding              0.03%    (0.01)%      0.13%   0.01%   0.06%
===========================================================================================

18 Penseco Financial Services Corporation / 2000 Annual Report

The allowance for loan losses is allocated as follows:

December 31,                       2000             1999             1998             1997             1996
-----------------------------------------------------------------------------------------------------------------
                                 Amount     %1    Amount     %1    Amount     %1    Amount     %1    Amount     %1
-----------------------------------------------------------------------------------------------------------------
Real estate mortgages           $ 1,500   79%    $ 1,500   78%    $ 1,550   80%    $ 1,350   71%    $ 1,125   71%
Commercial and all others         1,100   10         950   10         830    9         850   19         875   22
Credit card and related plans       150    1         150    1         150    1         150    1         150    1
Personal installment loans          350   10         350   11         300   10         250    9         150    6
-----------------------------------------------------------------------------------------------------------------
  Total                         $ 3,100  100%    $ 2,950  100%    $ 2,830  100%    $ 2,600  100%    $ 2,300  100%
=================================================================================================================

Note: 1 - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $20.1 million to $387.4 million at December 31, 2000 from $367.3 million at December 31, 1999, an increase of 5.5%. Company deposits decreased $10.2 million to $367.3 million at December 31, 1999 from $377.5 million at December 31, 1998, a decrease of 2.7%. The increase in deposits in 2000 is the result of the Company introducing new deposit products along with increasing its non-interest bearing deposits. The decline in deposits in 1999 is the result of the Company concentrating on maintaining core deposits, along with increasing its non-interest bearing deposits, which helped to reduce the cost of funds.

The maturities of time deposits of $100,000 or more are as follows:

    Three months or less                     $ 12,559
    Over three months through six months        6,938
    Over six months through twelve months       6,653
    Over twelve months                          7,178
                                             --------
    Total                                    $ 33,328
                                             ========


DEPOSITS (in millions)            YEAR
--------------------------------------
       $ 387,439                  2000
         367,332                  1999
         377,526                  1998
         374,488                  1997
         352,026                  1996


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

                  Penseco Financial Services Corporation / 2000 Annual Report 19

CAPITAL RESOURCES

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.
     Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional common stock. Management has no plans to offer additional common stock at this time.
     The Company's total risk-based capital ratio was 18.32% at December 31, 2000. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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


STOCKHOLDERS' EQUITY (in millions)        YEAR
----------------------------------------------
        $ 50,067                          2000
          45,743                          1999
          44,961                          1998
          42,924                          1997
          40,585                          1996


--------------------------------------------------------------------------------

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

20 Penseco Financial Services Corporation / 2000 Annual Report

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2000


                                                                                                     Non-Rate                   Fair
                                        2001        2002       2003      2004      2005  Thereafter  Sensitive      Total      Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:

  U.S. Treasury securities        $   23,992   $  15,167   $  5,039  $  5,141  $  5,323  $       -   $       -  $  54,662  $  54,662
    Yield                              5.59%       6.10%      4.65%     6.01%     6.79%          -           -      5.80%
  U.S. Agency obligations                  -           -     15,152     4,941    15,656          -           -     35,749     35,749
    Yield                                  -           -      6.56%     7.07%     6.78%          -           -      6.73%
  States & political subdivisions          -           -      4,164     7,199       404     17,857           -     29,624     30,353
    Yield                                  -           -      5.44%     5.53%     5.60%      8.04%           -      7.03%
Variable interest rate securities:
  U.S. Agency obligations                960         960        960       960        65          -           -      3,905      3,780
    Yield                              5.88%       5.88%      5.88%     5.88%     5.88%          -           -      5.88%
  Federal Home Loan Bank stock             -           -          -         -         -      1,798           -      1,798      1,798
    Yield                                  -           -          -         -         -      7.06%           -      7.06%
  Other                                    -           -          -         -         -         70           -         70         70
    Yield                                  -           -          -         -         -      5.00%           -      5.00%
Fixed interest rate loans:
  Real estate mortgages               12,497      11,898     12,335    12,750    12,062    111,138           -    172,680    166,813
    Yield                              7.73%       7.72%      7.69%     7.64%     7.69%      7.66%           -      7.67%
  Consumer and other                   3,656       4,009      1,409     1,284     1,215      2,527           -     14,100     13,597
    Yield                              6.59%       5.84%      7.58%     7.47%     7.34%      6.72%           -      6.64%
Variable interest rate loans:
  Real estate mortgages               17,292       6,294      5,761     5,683     6,286     29,537           -     70,853     70,851
    Yield                              9.50%       9.64%      9.72%     9.74%     9.87%      9.45%           -      9.56%
  Commercial                          21,566           -          -         -         -          -           -     21,566     21,566
    Yield                              9.41%           -          -         -         -          -           -      9.41%
  Consumer and other                   6,980       4,855      4,566     4,308     4,596      3,237           -     28,542     28,694
    Yield                              8.59%       8.11%      7.78%     7.31%     7.29%      7.10%           -      7.81%
Less: Allowance for loan losses          624         273        243       242       243      1,475           -      3,100
Interest bearing deposits
  with banks                             358           -          -         -         -          -           -        358        358
    Yield                              6.11%           -          -         -         -          -           -      6.11%
Federal funds sold                         -           -          -         -         -          -           -          -
    Yield                                  -           -          -         -         -          -           -          -
Cash and due from banks                    -           -          -         -         -     18,775      18,775     18,775
Other assets                               -           -          -         -         -          -      17,648     17,648
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                      $   86,677   $  42,910   $ 49,143  $ 42,024  $ 45,364  $ 164,689   $  36,423  $ 467,230  $ 447,066
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing       $        -   $  24,075   $      -  $      -  $      -  $       -   $       -  $  24,075  $  24,075
    Yield                                  -       1.07%          -         -         -          -           -      1.07%
  Savings                                  -      63,552          -         -         -          -           -     63,552     63,552
    Yield                                  -       1.49%          -         -         -          -           -      1.49%
  Money markets                       87,670           -          -         -         -          -           -     87,670     87,670
    Yield                              3.85%           -          -         -         -          -           -      3.85%
  Time - Other                        14,397           -          -         -         -          -           -     14,397     14,397
    Yield                              6.10%           -          -         -         -          -           -      6.10%
  Fixed interest rate deposits:
  Time - Over $100,000                26,150       4,933      1,320       145       205        575           -     33,328     33,739
    Yield                              6.25%       6.61%      6.87%     6.61%     7.15%      7.02%           -      6.35%
  Time - Other                        73,583      19,077      3,775     1,096     1,286      1,416           -    100,233    100,382
    Yield                              5.63%       6.32%      6.64%     5.63%     6.58%      6.91%           -      5.83%
Demand - Non-interest bearing              -           -          -         -         -          -      64,184     64,184     64,184
Repurchase agreements                 15,086           -          -         -         -          -           -     15,086     15,086
    Yield                              5.20%           -          -         -         -          -           -      5.20%
Short-term borrowings                 11,503           -          -         -         -          -           -     11,503     11,503
    Yield                              5.59%           -          -         -         -          -           -      5.59%
Other liabilities                          -           -          -         -         -          -       3,135      3,135
Stockholders' equity                       -           -          -         -         -          -      50,067     50,067
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity              $  228,389   $ 111,637   $  5,095  $  1,241  $  1,491  $   1,991   $ 117,386  $ 467,230  $ 414,588
====================================================================================================================================
Excess of (liabilities) assets
subject to interest rate change   $ (141,712)  $ (68,727)  $ 44,048  $ 40,783  $ 43,873  $ 162,698   $ (80,963) $       -
====================================================================================================================================


                  Penseco Financial Services Corporation / 2000 Annual Report 21

ITEM 8 Financial Statements and Supplementary Data

                          Consolidated Balance Sheets

(in thousands, except per share data)

               December 31,                                    2000        1999
               -----------------------------------------------------------------
ASSETS         Cash and due from banks                    $  18,775   $  10,275
               Interest bearing balances with banks             358       3,961
               Federal funds sold                                 -      10,875
               -----------------------------------------------------------------
                 Cash and Cash Equivalents                   19,133      25,111
               Investment securities:
                 Available-for-sale, at fair value          105,572      96,029
                 Held-to-maturity (fair value of
                   $20,840 and $10,178, respectively)        20,236      10,482
               -----------------------------------------------------------------
                 Total Investment Securities                125,808     106,511
               Loans, net of unearned income                307,741     281,527
                 Less: Allowance for loan losses              3,100       2,950
               -----------------------------------------------------------------
                 Loans, Net                                 304,641     278,577
               Bank premises and equipment                   11,707      12,296
               Other real estate owned                          201          33
               Accrued interest receivable                    3,990       2,927
               Other assets                                   1,750       3,159
               -----------------------------------------------------------------
                 Total Assets                             $ 467,230   $ 428,614
               =================================================================

LIABILITIES    Deposits:
                 Non-interest bearing                     $  64,184   $  58,230
                 Interest bearing                           323,255     309,102
               -----------------------------------------------------------------
                 Total Deposits                             387,439     367,332
               Other borrowed funds:
               Repurchase agreements                         15,086      11,981
               Short-term borrowings                         11,503         887
               Accrued interest payable                       2,268       1,860
               Other liabilities                                867         811
               -----------------------------------------------------------------
                 Total Liabilities                          417,163     382,871
               -----------------------------------------------------------------

STOCKHOLDERS'  Common stock, $.01 par value, 15,000,000
EQUITY           shares authorized, 2,148,000
                 shares issued and outstanding                   21          21
               Surplus                                       10,819      10,819
               Retained earnings                             38,269      35,996
               Accumulated other comprehensive income           958      (1,093)
               -----------------------------------------------------------------
                 Total Stockholders' Equity                  50,067      45,743
               -----------------------------------------------------------------
                 Total Liabilities and
                 Stockholders' Equity                     $ 467,230   $ 428,614
               =================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

22 Penseco Financial Services Corporation / 2000 Annual Report

                       Consolidated Statements of Income

(in thousands, except per share data)


               Years Ended December 31,                     2000       1999       1998
               -----------------------------------------------------------------------
INTEREST       Interest and fees on loans               $ 23,811   $ 21,873   $ 22,609
INCOME         Interest and dividends on investments:
                 U.S. Treasury securities and U.S.
                   Agency obligations                      5,062      4,894      6,600
                 States & political subdivisions           1,307        870         89
                 Other securities                            128        120         44
               Interest on Federal funds sold                414        369        521
               Interest on balances with banks               321        194        112
               -----------------------------------------------------------------------
                 Total Interest Income                    31,043     28,320     29,975
               -----------------------------------------------------------------------
INTEREST       Interest on time deposits
EXPENSE          of $100,000 or more                       2,262      2,172      2,165
               Interest on other deposits                 10,396      8,531     10,609
               Interest on other borrowed funds            1,040        510        405
               -----------------------------------------------------------------------
                 Total Interest Expense                   13,698     11,213     13,179
               -----------------------------------------------------------------------
                 Net Interest Income                      17,345     17,107     16,796
               Provision for loan losses                     233         89        595
               -----------------------------------------------------------------------
                 Net Interest Income After Provision
                   for Loan Losses                        17,112     17,018     16,201
               -----------------------------------------------------------------------
OTHER          Trust department income                     1,329      1,047      1,001
INCOME         Service charges on deposit accounts           718        695        657
               Merchant transaction income                 5,354      5,166      4,500
               Other fee income                              975        704        539
               Other operating income                        211        134        141
               Realized losses on securities, net           (354)         -          -
               -----------------------------------------------------------------------
                 Total Other Income                        8,233      7,746      6,838
               -----------------------------------------------------------------------
OTHER          Salaries and employee benefits              7,951      7,528      7,331
EXPENSES       Occupancy expenses, net                     1,387      1,334      1,274
               Furniture and equipment expenses            1,189      1,227        908
               Merchant transaction expenses               4,784      4,471      3,764
               Other operating expenses                    3,995      3,752      3,709
               -----------------------------------------------------------------------
                 Total Other Expenses                     19,306     18,312     16,986
               -----------------------------------------------------------------------
               Income before income taxes                  6,039      6,452      6,053
               Applicable income taxes                     1,296      1,781      1,772
               -----------------------------------------------------------------------
NET INCOME       Net Income                             $  4,743   $  4,671   $  4,281
               =======================================================================
PER SHARE        Earnings Per Share                     $   2.21   $   2.17   $   1.99
               =======================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2000 Annual Report 23

           Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2000, 1999 and 1998

                                                                            Accumulated
                                                                               Other           Total
                                            Common              Retained   Comprehensive   Stockholders'
(in thousands, except per share data)        Stock    Surplus   Earnings       Income          Equity
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                  $   21   $ 10,819   $ 31,662    $    422          $ 42,924

Comprehensive income:
  Net income, 1998                               -          -      4,281           -             4,281
  Unrealized gains on securities,
    net of taxes of $6                           -          -          -          11                11
Comprehensive income                                                                             4,292

Cash dividends declared ($1.05 per share)        -          -     (2,255)          -            (2,255)
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                      21     10,819     33,688         433            44,961

Comprehensive income:
  Net income, 1999                               -          -      4,671           -             4,671
  Unrealized losses on securities,
    net of taxes of $786                         -          -          -      (1,526)           (1,526)
Comprehensive income                                                                             3,145

Cash dividends declared ($1.10 per share)        -          -     (2,363)          -            (2,363)
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                      21     10,819     35,996      (1,093)           45,743

Comprehensive income:
  Net income, 2000                               -          -      4,743           -             4,743
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                    -          -          -       2,051             2,051
Comprehensive income                                                                             6,794

Cash dividends declared ($1.15 per share)        -          -     (2,470)          -            (2,470)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  $   21   $ 10,819   $ 38,269    $    958          $ 50,067
========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

24 Penseco Financial Services Corporation / 2000 Annual Report

                     Consolidated Statements of Cash Flows

(in thousands)


             Years Ended December 31,                               2000       1999       1998
             ---------------------------------------------------------------------------------
OPERATING    Net Income                                         $  4,743   $  4,671   $  4,281
ACTIVITIES   Adjustments to reconcile net income to net
               cash provided by operating activities:
                 Depreciation                                      1,243      1,176      1,005
                 Provision for loan losses                           233         89        595
                 Deferred income tax benefit                        (109)      (165)      (284)
                 Amortization of securities
                   (net of accretion)                                 55        336        232
                 Net realized losses on securities                   354          -          -
                 (Gain) loss on other real estate                    (22)        28         41
                 Loss on disposition of fixed assets                   8          -          -
                 (Increase) decrease in interest receivable       (1,063)       307        661
                 Decrease (increase) in other assets                 463         37       (475)
                 Increase (decrease) in income taxes payable          26        253       (182)
                 Increase (decrease) in interest payable             408       (179)      (485)
                 Increase (decrease) in other liabilities             30        (56)       102
             ---------------------------------------------------------------------------------
                 Net cash provided by
                   operating activities                            6,369      6,497      5,491
             ---------------------------------------------------------------------------------
INVESTING    Purchase of investment securities
ACTIVITIES     available-for-sale                                (44,610)   (48,307)   (53,579)
             Proceeds from sales and maturities of investment
               securities available-for-sale                      37,801     62,015     56,000
             Purchase of investment securities to be
               held-to-maturity                                  (10,689)    (5,639)         -
             Proceeds from repayments of investment
               securities to be held-to-maturity                     898      1,535      3,650
             Net loans (originated) repaid                       (26,569)     1,612    (11,664)
             Proceeds from other real estate                         126        161        313
             Proceeds from sale of fixed assets                        4          -          -
             Investment in premises and equipment                   (666)      (841)    (4,990)
             ---------------------------------------------------------------------------------
                 Net cash (used) provided by
                   investing activities                          (43,705)    10,536    (10,270)
             ---------------------------------------------------------------------------------
FINANCING    Net increase in demand and savings deposits          28,375        851      6,236
ACTIVITIES   Net payments on time deposits                        (8,268)   (11,045)    (3,198)
             Increase in repurchase agreements                     3,105      1,022      5,037
             Net increase (decrease) in short-term borrowings     10,616        887       (893)
             Cash dividends paid                                  (2,470)    (2,363)    (2,255)
             ---------------------------------------------------------------------------------
                 Net cash provided (used) by
                   financing activities                           31,358    (10,648)     4,927
             ---------------------------------------------------------------------------------
                 Net (decrease) increase in cash
                   and cash equivalents                           (5,978)     6,385        148
             ---------------------------------------------------------------------------------
             Cash and cash equivalents at January 1               25,111     18,726     18,578
             ---------------------------------------------------------------------------------
             Cash and cash equivalents at December 31           $ 19,133   $ 25,111   $ 18,726
             =================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2000 Annual Report 25

                     General Notes To Financial Statements

1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Penseco Financial Services Corporation (Company) is a financial holding company, incorporated in 1997 under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a state chartered bank.
     The Company operates from nine banking offices under a state bank charter and provides full banking services, including trust services, to individual and corporate customers primarily in Northeastern Pennsylvania. The Company's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.
     The Company's revenues are attributable to a single reportable segment, therefore segment information is not presented.
     The accounting policies of the Company conform with generally accepted accounting principles and with general practices within the banking industry.

BASIS OF PRESENTATION

The Financial Statements of the Company have been consolidated with those of its wholly-owned subsidiary, Penn Security Bank and Trust Company, eliminating all intercompany items and transactions.
     The Statements are presented on the accrual basis of accounting, except for Trust Department income which is recorded when payment is received.
     All information is presented in thousands of dollars, except per share data.

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

EMERGING ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001.
     Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

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

26 Penseco Financial Services Corporation / 2000 Annual Report

1  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES
   (continued)

POSTRETIREMENT BENEFITS EXPENSE

Postretirement benefits expense has been determined in accordance with Statement
of  Financial   Accounting   Standards  No.  106,   "Employers   Accounting  for
Postretirement  Benefits Other Than Pensions" (SFAS 106).

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998, amounted to $466, $387 and $442, respectively.

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

The Company paid interest and income taxes during the years ended December 31, 2000, 1999 and 1998 as follows:

                       2000       1999       1998
-------------------------------------------------
Income taxes paid  $  1,379   $  1,694   $  2,238
Interest paid      $ 13,290   $ 11,392   $ 13,664

Non-cash transactions during the years ended December 31, 2000, 1999 and 1998, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $272, $111 and $126, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2  CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                              2000      1999
--------------------------------------------------------
Cash items in process of collection   $     37  $      5
Non-interest bearing balances           13,263     4,961
Cash on hand                             5,475     5,309
--------------------------------------------------------
  Total                               $ 18,775  $ 10,275
========================================================

3  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2000 and 1999 are as follows:

                               Available-for-Sale

                                      Gross        Gross
                     Amortized   Unrealized   Unrealized        Fair
2000                      Cost        Gains       Losses       Value
--------------------------------------------------------------------
U.S. Treasury
  securities         $  54,133      $   614      $    85   $  54,662
U.S. Agency
  securities            34,666        1,120           37      35,749
States & political
  subdivisions          13,455            -          162      13,293
--------------------------------------------------------------------
  Total Debt
    Securities         102,254        1,734          284     103,704
Equity securities        1,868            -            -       1,868
--------------------------------------------------------------------
  Total Available -
    for-Sale         $ 104,122      $ 1,734      $   284   $ 105,572
====================================================================


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
====================================================================

Equity securities at December 31, 2000 and 1999, consisted primarily of Federal Home Loan Bank stock, which is a required investment in order to participate in an available line of credit program. The stock is stated at par value as there is no readily determinable fair value.

A summary of transactions involving available-for-sale debt securities in 2000, 1999 and 1998 are as follows:

December 31,                 2000      1999      1998
-----------------------------------------------------
Proceeds from sales      $ 18,952   $     -   $     -
Gross realized gains            2         -         -
Gross realized losses         356         -         -

                  Penseco Financial Services Corporation / 2000 Annual Report 27

                                Held-to-Maturity

                                      Gross        Gross
                     Amortized   Unrealized   Unrealized        Fair
2000                      Cost        Gains       Losses       Value
--------------------------------------------------------------------
U.S. Agency
  Obligations:
    Mortgage-backed
      securities     $   3,905      $     -      $   125   $   3,780
States & political
  subdivisions          16,331          729            -      17,060
--------------------------------------------------------------------
  Total Held-to-
    Maturity         $  20,236      $   729      $   125   $  20,840
====================================================================


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
====================================================================


Investment securities with amortized costs and fair values of $74,820 and $77,872 at December 31, 2000 and $50,446 and $49,130 at December 31, 1999, were pledged to secure trust funds, public deposits and for other purposes as required by law.
     The amortized cost and fair value of debt securities at December 31, 2000 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available-for-Sale       Held-to-Maturity
------------------------------------------------------------------------
                           Amortized        Fair    Amortized       Fair
                                Cost       Value         Cost      Value
------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury
    securities             $  24,007   $  23,992    $       -   $      -
  States & political
    subdivisions                   -           -            -          -
After one year through
  five years:
  U.S. Treasury
    securities                30,126      30,670            -          -
  U.S. Agency
    securities                34,666      35,749            -          -
  States & political
    subdivisions              11,914      11,767            -          -
After five years
  through ten years:
  States & political
    subdivisions               1,257       1,246            -          -
After ten years:
  States & political
    subdivisions                 284         280       16,331     17,060
-------------------------------------------------------------------------
    Subtotal                 102,254     103,704       16,331     17,060
Mortgage-backed
  securities                       -           -        3,905      3,780
------------------------------------------------------------------------
Total Debt Securities      $ 102,254   $ 103,704    $  20,236   $ 20,840
========================================================================

4 LOANS

Major  classifications  of loans are as  follows:

December  31,                                     2000         1999
-------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development          $   9,321    $   3,241
  Secured by farmland                              508          526
  Secured by 1-4 family residential
    properties:
    Revolving, open-end loans                    6,146        7,312
    Secured by first liens                     146,422      123,955
    Secured by junior liens                     33,791       32,347
  Secured by multi-family properties               843          896
  Secured by non-farm, non-residential
     properties                                 46,502       51,538
Commercial and industrial loans
    to U.S. addressees                          21,566       18,995
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                  2,267        2,203
  Other (installment and
    student loans, etc.)                        29,725       28,615
Obligations of states &
  political subdivisions                        10,085       11,821
All other loans                                    565           78
-------------------------------------------------------------------
  Gross Loans                                  307,741      281,527
Less: Unearned income on loans                       -            -
-------------------------------------------------------------------
  Loans, Net of Unearned Income              $ 307,741    $ 281,527
===================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,210, $836 and $929 at December 31, 2000, 1999 and 1998, respectively. If interest on those loans had been accrued, such income would have been $138, $140 and $108 for 2000, 1999 and 1998, respectively. Interest income on those loans, which is recorded only when received, amounted to $86, $22 and $30 for 2000, 1999 and 1998, respectively. Also, at December 31, 2000 and 1999, the Bank had loans totalling $336 and $476, respectively, which were past due 90 days or more and still accruing interest (credit card, home equity and guaranteed student loans).

5 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,              2000            1999            1998
---------------------------------------------------------------------------
Balance at beginning of year       $ 2,950         $ 2,830         $ 2,600
Provision charged to operations        233              89             595
Recoveries credited to allowance        56             217              18
---------------------------------------------------------------------------
                                     3,239           3,136           3,213
Losses charged to allowance           (139)           (186)           (383)
---------------------------------------------------------------------------
  Balance at End of Year           $ 3,100         $ 2,950         $ 2,830
===========================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,        Book Provision          Tax Deduction
------------------------        --------------          -------------
        2000                       $   233                 $   52
        1999                       $    89                 $    0
        1998                       $   595                 $  365

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $948, $979 and $948 at December 31, 2000, 1999 and 1998,
respectively.

28 Penseco Financial Services Corporation / 2000 Annual Report

6 BANK PREMISES AND EQUIPMENT

December 31,                           2000       1999
------------------------------------------------------
Land                               $  2,919   $  2,929
Buildings and improvements           14,379     14,371
Furniture and equipment              10,938     10,282
------------------------------------------------------
                                     28,236     27,582
Less: Accumulated depreciation       16,529     15,286
------------------------------------------------------
  Net Bank Premises
    and Equipment                  $ 11,707   $ 12,296
======================================================

Buildings and improvements are being depreciated over 10 to 50 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,243 in 2000, $1,176 in 1999 and $1,005 in 1998.
     Occupancy expenses were reduced by rental income received in the amount of $60, $59 and $58 in the years ended December 31, 2000, 1999 and 1998, respectively.

7 OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2000 and 1999 was $201 and $33, respectively, supported by appraisals of the real estate involved.

8 INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below: Equity in

                               Equity in
       Percent                underlying                   Bank's
      of voting    Total     net assets at   Amount     proportionate
        stock    investment     balance        of      part of loss for
        owned     and loan    sheet date    dividends     the period
-----------------------------------------------------------------------
2000    100%      $ 3,750       $ 3,735       None         $    -
1999    100%      $ 3,850       $ 3,835       None         $    -
1998    100%      $ 3,950       $ 3,936       None         $    -

9  DEPOSITS

December 31,                       2000            1999
-------------------------------------------------------
Demand - Non-interest
  bearing                     $  64,184       $  58,230
Demand - Interest bearing        24,075          23,558
Savings                          63,552          68,824
Money markets                    87,670          60,494
Time - Over $100,000             33,328          44,297
Time - Other                    114,630         111,929
-------------------------------------------------------
  Total                       $ 387,439       $ 367,332
=======================================================

9  DEPOSITS (continued)

Scheduled maturities of time deposits are as follows:
        2001                 $ 114,130
        2002                    24,010
        2003                     5,095
        2004                     1,241
        2005                     1,491
        2006 and thereafter      1,991
-------------------------------------------------------
          Total              $ 147,958
=======================================================

10 OTHER BORROWED FUNDS

At December 31, 2000 and 1999, other borrowed funds consisted of demand notes to the U.S. Treasury, Repurchase agreements and Federal funds purchased.
     Short-term borrowings generally have original maturity dates of thirty days or less.
     Investment securities with amortized costs and fair values of $22,038 and $22,498 at December 31, 2000 and $12,097 and $11,816 at December 31, 1999, were pledged to secure repurchase agreements.

Years Ended December 31,                2000        1999
--------------------------------------------------------
Amount outstanding at year end      $ 26,589    $ 12,868
Average interest rate at year end      6.03%       4.39%
Maximum amount outstanding at
  any month end                     $ 30,280    $ 14,509
Average amount outstanding          $ 19,490    $ 12,728
Weighted average interest rate
  during the year:
    Federal funds purchased            4.55%       5.13%
    Repurchase agreements              5.20%       3.96%
Demand notes to U.S. Treasury          5.59%       4.99%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,092 and $10,039 at December 31, 2000 and $10,130 and $9,833
at December 31, 1999, with an interest rate of 6.0% and 5.0% at December 31, 2000 and December 31, 1999, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2000 and 1999, respectively.
     The Company has the availability of a $5,000 overnight Federal funds line of credit with First Union Bank. There was no balance outstanding as of December 31, 2000 and 1999, respectively.
     The Company maintains a collateralized maximum borrowing capacity of $176,555 with the Federal Home Loan Bank of Pittsburgh (FHLB). There was no balance outstanding or assets pledged as of December 31, 2000.

                  Penseco Financial Services Corporation / 2000 Annual Report 29

11 EMPLOYEE BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing Plan, an Employees' Pension Plan and a Postretirement Life Insurance Plan, all non-contributory, covering all eligible employees.
     The Company also maintains an unfunded supplemental executive pension plan, that provides certain officers with additional retirement benefits to replace benefits lost due to limits imposed on qualified plans by Federal tax law.
     Under the Employee Stock Ownership Plan (ESOP), amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.
     At December 31, 2000 and 1999, the ESOP held 87,369 and 86,511 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $110, $90 and $0 to the plan during the years ended December 31, 2000, 1999 and 1998, respectively.
     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $0, $0 and $20 to the plan during the years ended December 31, 2000, 1999 and 1998, respectively.
     Under the Pension Plan, amounts computed on an actuarial basis are paid by the Company into a trust fund. Provision is made for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. Plan assets of the trust fund are invested and administered by the Trust Department of Penn Security Bank and Trust Company.
     The postretirement life insurance plan is an unfunded, non-vesting defined benefit plan. The plan is non-contributory and provides for a reducing level of term life insurance coverage following retirement.

In determining the benefit obligation the following assumptions were made:

                                       Pension Benefits          Other Benefits
                                       ----------------------------------------
December 31,                            2000       1999           2000      1999
--------------------------------------------------------------------------------
Weighted - average
  assumptions:
    Discount rate                      7.00%      6.50%          7.00%     6.50%
    Expected return on
      plan assets                      9.00%      9.00%             -          -
    Rate of compensation
      increase                         4.50%      4.50%             -          -


A reconciliation of the funded status of the plans with amounts reported on the Consolidated Balance Sheets is as follows:

                               Pension Benefits        Other Benefits
                               ----------------        --------------
December 31,                     2000       1999        2000     1999
---------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation,
       beginning               $ 7,387   $ 7,488      $  140   $   52
    Service cost                   295       310           -        4
    Interest cost                  509       475           -        9
    Actuarial gain (loss)            8      (653)          -       78
    Benefits paid                 (279)     (233)          -       (3)
---------------------------------------------------------------------
  Benefit obligation,
    ending                       7,920     7,387         140      140
---------------------------------------------------------------------
Change in plan assets:
    Fair value of plan
      assets, beginning          7,955     7,627           -        -
    Actual return on plan
      assets                       570       560           -        -
    Employer contribution            -         1           -       14
    Benefits paid                 (278)     (233)          -      (14)
---------------------------------------------------------------------
  Fair value of plan
    assets, ending               8,247     7,955           -        -
---------------------------------------------------------------------
Funded status                      327       568        (140)    (140)
Unrecognized net transition
    asset                          (66)     (132)          -        -
Unrecognized net actuarial
    loss (gain)                    614       459           -     (126)
Unrecognized prior service
    cost                           (46)      (45)          -       86
---------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                       $   829   $   850      $ (140)  $ (180)
=====================================================================

A reconciliation of net periodic pension and other benefit costs is as follows:

                                             Pension Benefits
                                             ----------------
Years Ended December 31,                2000       1999       1998
------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                      $  295     $  310     $  295
    Interest cost                        509        475        444
    Expected return on plan assets      (705)      (676)      (615)
    Amortization of transition
      asset                              (66)       (66)       (66)
    Amortization of unrecognized
      net (gain) loss                    (12)        12         26
------------------------------------------------------------------
      Net periodic pension cost       $   21     $   55     $   84
==================================================================

                                             Other Benefits
                                             --------------
Years Ended December 31,                2000       1999       1998
------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                      $    5     $    5     $    2
    Interest cost                         11          9          3
    Amortization of prior service
      cost                                 8          7          1
    Amortization of unrecognized
      net loss                            (7)        (7)        (9)
------------------------------------------------------------------
      Net periodic other benefit cost $   17     $   14     $   (3)
==================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $140, $130 and $0, respectively at December 31, 2000 and $145, $111 and $0, respectively at December 31, 1999.

30 Penseco Financial Services Corporation / 2000 Annual Report

12 INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,             2000      1999       1999
---------------------------------------------------------------
Currently payable                 $ 1,405   $ 1,946    $ 2,056
Deferred benefit                     (109)     (165)      (284)
---------------------------------------------------------------
  Total                           $ 1,296   $ 1,781    $ 1,772
===============================================================

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,             2000      1999       1998
---------------------------------------------------------------
Tax at statutory rate             $ 2,053   $ 2,194    $ 2,058
Reduction for non-taxable
  interest                           (748)     (471)      (269)
Other (reductions)
  additions                            (9)       58        (17)
---------------------------------------------------------------
  Applicable Income Taxes         $ 1,296   $ 1,781    $ 1,772
===============================================================

The components of the deferred income tax benefit, which result from temporary differences, are as follows:

Years Ended December 31,             2000      1999       1998
---------------------------------------------------------------
Accretion of discount on bonds    $    34   $   (57)   $  (147)
Accelerated depreciation              (85)      (59)       (32)
Supplemental benefit plan              (4)       (7)        (7)
Allowance for loan losses             (51)      (30)       (78)
Prepaid pension cost                   (3)      (12)       (20)
---------------------------------------------------------------
  Total                           $  (109)  $  (165)   $  (284)
===============================================================

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                   2000       1999
--------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                 $   721    $   670
  Depreciation                                  274        189
  Supplemental Benefit Plan                      26         22
  Unrealized securities losses                    -        563
--------------------------------------------------------------
    Total Deferred Tax Assets                 1,021      1,444
--------------------------------------------------------------
Deferred tax liabilities:
  Unrealized securities gains                   493          -
  Prepaid pension costs                         336        340
  Accretion                                      42          8
--------------------------------------------------------------
    Total Deferred Tax Liabilities              871        348
--------------------------------------------------------------
    Net Deferred Tax Asset                  $   150    $ 1,096
==============================================================

In management's opinion, the deferred tax assets are realizable in as much as there is a history of strong earnings and a carryback potential greater than the deferred tax assets. Management is not aware of any evidence that would preclude the realization of the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

13 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income of $958, ($1,093) and $433 at December 31, 2000, 1999 and 1998, respectively consisted entirely of unrealized gains or losses on available-for-sale securities, net of tax.

     A reconciliation of other comprehensive income for the year ended December 31, 2000 is as follows:

                                                          Tax
                                           Before-Tax  (Expense)   Net-of-Tax
                                             Amount      Benefit     Amount
--------------------------------------------------------------------------------
Unrealized gains on
  available-for-sale securities:
    Unrealized gains arising during
      the year                              $ 2,753     $   (936)   $ 1,817
    Less:  Reclassification adjustment
      for losses realized in income            (354)         120       (234)
--------------------------------------------------------------------------------
    Net unrealized gains                      3,107       (1,056)     2,051
--------------------------------------------------------------------------------
      Other comprehensive income            $ 3,107     $ (1,056)   $ 2,051
================================================================================

14 COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2000 and 1999 are as follows:


                                             2000          1999
----------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                             $ 19,100      $ 16,703
  Variable rate                          $ 37,075      $ 37,261
Standby letters of credit                $  2,077      $  1,130


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

                  Penseco Financial Services Corporation / 2000 Annual Report 31

15 FAIR VALUE DISCLOSURE

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

                                            December 31, 2000         December 31, 1999
---------------------------------------------------------------------------------------
                                           Carrying     Fair         Carrying     Fair
                                            Amount     Value          Amount     Value
---------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                 $  18,775  $  18,775      $  10,275  $  10,275
  Interest bearing balances with banks          358        358          3,961      3,961
  Federal funds sold                              -          -         10,875     10,875
---------------------------------------------------------------------------------------
    Cash and cash equivalents                19,133     19,133         25,111     25,111
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities               54,662     54,662         66,459     66,459
      U.S. Agency obligations                35,749     35,749          4,800      4,800
      States & political subdivisions        13,293     13,293         22,952     22,952
      Federal Home Loan Bank stock            1,798      1,798          1,798      1,798
      Other securities                           70         70             20         20
    Held-to-maturity:
      U.S. Agency obligations                 3,905      3,780          4,843      4,691
      States & political subdivisions        16,331     17,060          5,639      5,487
---------------------------------------------------------------------------------------
        Total investment securities         125,808    126,412        106,511    106,207
  Loans, net of unearned income:
    Real estate mortgages                   243,533    237,664        219,815    213,273
    Commercial                               21,566     21,566         18,995     18,995
    Consumer and other                       42,642     42,291         42,717     42,656
    Less:  Allowance for loan losses          3,100                     2,950
---------------------------------------------------------------------------------------
      Loans, net                            304,641    301,521        278,577    274,924
---------------------------------------------------------------------------------------
      Total Financial Assets                449,582  $ 447,066        410,199  $ 406,242
Other assets                                 17,648                    18,415
---------------------------------------------------------------------------------------
Total Assets                              $ 467,230                 $ 428,614
=======================================================================================

Financial Liabilities:
  Demand - Non-interest bearing           $  64,184  $  64,184      $  58,230  $  58,230
  Demand - Interest bearing                  24,075     24,075         23,558     23,558
  Savings                                    63,552     63,552         68,824     68,824
  Money markets                              87,670     87,670         60,494     60,494
  Time                                      147,958    148,518        156,226    156,691
---------------------------------------------------------------------------------------
    Total Deposits                          387,439    387,999        367,332    367,797
  Repurchase agreements                      15,086     15,086         11,981     11,981
  Short-term borrowings                      11,503     11,503            887        887
---------------------------------------------------------------------------------------
    Total Financial Liabilities             414,028  $ 414,588        380,200  $ 380,665
Other Liabilities                             3,135                     2,671
Stockholders' Equity                         50,067                    45,743
---------------------------------------------------------------------------------------
    Total Liabilities and
    Stockholders' Equity                  $ 467,230                 $ 428,614
=======================================================================================

Standby Letters of Credit                 $     (21) $     (21)     $     (11) $     (11)

32 Penseco Financial Services Corporation / 2000 Annual Report

16 OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $81 in 2000, $80 in 1999 and $71 in 1998. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.
     Future minimum rental commitments under these leases at December 31, 2000 are as follows:

                         Mount   Meadow   ATM
                         Pocono  Avenue  Sites  Total
-----------------------------------------------------
2001                     $   47  $   12  $  12  $  71
2002                         47       -      6     53
2003                         47       -      -     47
2004                         47       -      -     47
2005                         47       -      -     47
2006 to 2012                250       -      -    250
-----------------------------------------------------
  Total minimum
    payments required    $  485  $   12  $  18  $ 515
=====================================================

17 LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

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

Years Ended December 31,     2000       1999
---------------------------------------------
Beginning Balance        $  4,921   $  4,008
Additions                   2,914      3,892
Collections                (1,876)    (2,979)
---------------------------------------------
  Ending Balance         $  5,959   $  4,921
=============================================

18 REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.
     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.
     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 2000, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.
     In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's Capital Stock and Surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's Capital Stock and Surplus. The Federal Reserve System has interpreted "Capital Stock and Surplus" to include undivided profits.

                  Penseco Financial Services Corporation / 2000 Annual Report 33

                      Actual                              Regulatory Requirements
----------------------------------------------   ---------------------------------------
                                                      For Capital           To Be
                                                  Adequacy Purposes   "Well Capitalized"
December 31, 2000               Amount   Ratio      Amount    Ratio      Amount    Ratio
----------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 52,209  18.32%  > $ 22,796  >  8.0% >  $ 28,494  > 10.0%

Tier I Capital
  (to Risk Weighted Assets)   $ 49,109  17.23%  > $ 11,398  >  4.0% >  $ 17,096  >  6.0%

Tier I Capital
  (to Average Assets)         $ 49,109  10.93%  >        *  >    *  >  $ 22,464  >  5.0%

* 3.0%  ($13,478),  4.0%  ($17,971)  or 5.0%  ($22,464)  depending on the bank's
CAMELS Rating and other regulatory risk factors.


December 31, 1999               Amount   Ratio      Amount    Ratio      Amount    Ratio
----------------------------------------------------------------------------------------
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


19 PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,                      2000      1999
------------------------------------------------
Investment in subsidiary      $ 50,017  $ 45,743
Equity Investments                  50         -
------------------------------------------------
  Total Assets                $ 50,067  $ 45,743
================================================
  Total Stockholders' Equity  $ 50,067  $ 45,743
================================================

STATEMENTS OF INCOME

Years Ended December 31,          2000      1999      1998
----------------------------------------------------------
Earnings of subsidiary:
  Dividends received           $ 2,520   $ 2,363   $ 2,255
  Undistributed net income
    of subsidiary                2,223     2,308     2,026
----------------------------------------------------------
  Net Income                   $ 4,743   $ 4,671   $ 4,281
==========================================================

STATEMENTS OF CASH FLOWS

Years Ended December 31,                      2000        1999       1998
--------------------------------------------------------------------------
Operating Activities:
Net Income                                 $  4,743   $  4,671   $  4,281
Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Equity in undistributed net
        income of subsidiary                 (2,223)    (2,308)    (2,026)
--------------------------------------------------------------------------
      Net cash provided by
        operating activities                  2,520      2,363      2,255
--------------------------------------------------------------------------
Investing Activities:
Purchase of equity investment                   (50)         -          -
--------------------------------------------------------------------------
      Net cash (used) provided by
        investing activities                    (50)         -          -
--------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                          (2,470)    (2,363)    (2,255)
--------------------------------------------------------------------------
      Net cash used by
        financing activities                 (2,470)    (2,363)    (2,255)
--------------------------------------------------------------------------
      Net increase in cash and
        cash equivalents                          -          -          -
Cash and cash equivalents at January 1            -          -          -
--------------------------------------------------------------------------
Cash and cash equivalents at December 31   $      -   $      -   $      -
==========================================================================

34 Penseco Financial Services Corporation / 2000 Annual Report

McGrail Merkel Quinn & Associates
Certified Public Accountants & Consultants

                                                               February 21, 2001



To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

                          Independent Auditor's Report
                          ----------------------------

     We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and its wholly owned subsidiary, Penn Security Bank and Trust Company as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                         /s/ McGrail, Merkel, Quinn & Associates
                                         Scranton, Pennsylvania



                  Penseco Financial Services Corporation / 2000 Annual Report 35

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2000.

                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant

The information on Directors of the Company on pages 4,5 and 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2001, is incorporated herein by reference thereto.

The information on Executive Officers on pages 6 and 7 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2001, is incorporated herein by reference thereto.

ITEM 11 Executive Compensation

The information contained under the heading "Executive Compensation" on page 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2001, is incorporated herein by reference thereto.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities & Principal Holders Thereof" on pages 2 and 3 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2001, is incorporated herein by reference thereto.

ITEM 13  Certain Relationships and Related Transactions

The information contained in Note 17 under Item 8 on page 33 under the heading "General Notes to Financial Statements" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference thereto.

36 Penseco Financial Services Corporation / 2000 Annual Report

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

                27      Financial Data Schedule

(b) No current report on Form 8-K was filed for the fourth quarter of 2000 of the fiscal year ended December 31, 2000.


(c)       The exhibits required to be filed by  this Item are listed  under Item
          14. (a) 3, above.


(d) There are no financial statement schedules required to be filed under this item.

                  Penseco Financial Services Corporation / 2000 Annual Report 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2001.

By:   /s/  Otto P. Robinson, Jr.
      ----------------------------
      Otto P. Robinson, Jr.
      President


By:   /s/  Richard E. Grimm
      ----------------------------
      Richard E. Grimm
      Executive Vice-President

By:   /s/  Patrick Scanlon
      ----------------------------
      Patrick Scanlon
      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2001.


By:   /s/  Edwin J. Butler                  By:   /s/  Robert W. Naismith, Ph.D.
      ----------------------------                ----------------------------
       Edwin J. Butler                            Robert W. Naismith, Ph.D.
       Director                                   Director


By:   /s/  Richard E. Grimm                 By:   /s/  James B. Nicholas
      ----------------------------                ----------------------------
       Richard E. Grimm                           James B. Nicholas
       Director                                   Director


By:   /s/  Russell C. Hazelton              By:   /s/ Emily S. Perry
       ----------------------------               ----------------------------
       Russell C. Hazelton                        Emily S. Perry
       Director                                   Director


By:   /s/  D. William Hume                  By:   /s/  Sandra C. Phillips
       ----------------------------               ----------------------------
       D. William Hume                            Sandra C. Phillips
       Director                                   Director


By:   /s/  James G. Keisling                By:   /s/  Otto P. Robinson, Jr.
       ----------------------------               ----------------------------
       James G. Keisling                          Otto P. Robinson, Jr.
       Director                                   Director


By:   /s/  P. Frank Kozik                   By:   /s/  Steven L. Weinberger
       ----------------------------               ----------------------------
       P. Frank Kozik                             Steven L. Weinberger
       Director                                   Director


38 Penseco Financial Services Corporation / 2000 Annual Report

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

                  (ii)  By-Laws                             Incorporated herein by reference
                                                            to Exhibit 3 (ii) of Registrant's
                                                            report on Form 10-K filed with
                                                            the SEC on March 30, 1998.


    4             Instruments defining the rights of        None
                  security holders, including indentures

    9             Voting trust agreement                    None

   10             Material contracts - Supplemental         Incorporated herein by reference
                  Benefit Plan Agreement                    to Exhibit 10 of Registrant's
                                                            report on Form 10-Q filed with
                                                            the SEC on May 10, 1999.

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

   22             Published report regarding matters        None
                  submitted to vote of security holders

   23             Consents of experts and counsel           None

   24             Power of attorney                         None

   27             Financial Data Schedule                   None

   99             Additional Exhibits                       None


                  Penseco Financial Services Corporation / 2000 Annual Report 39

                                Company Officers

PENSECO FINANCIAL SERVICES CORPORATION AND PENN SECURITY BANK AND TRUST COMPANY

OFFICERS

Otto P. Robinson, Jr.
President and General Counsel

Richard E. Grimm
Executive Vice-President and Treasurer

Peter F. Moylan
Executive Vice-President Non-Deposit Services and Trust Officer

William J. Calpin, Jr.
Senior Vice-President, Trust Services

Andrew A. Kettel, Jr.
Senior Vice-President

Christe A. Casciano
Vice-President, Director of Marketing

Thomas E. Clewell
Vice-President and Assistant Trust Officer

Audrey F. Markowski
Vice-President

Richard P. Rossi
Vice-President, Director of Human Resources

Lynn M. Peters Thiel
Vice-President and Compliance Officer

James Tobin
Vice-President, Charge Card Manager

John H. Warnken
Vice-President, Operations

Robert P. Heim
Director of Internal Audit

Henry V. Janoski
Chief Investment Officer, Trust Services

Patrick Scanlon
Controller

Susan M. Bray
Assistant Controller and Assistant Treasurer

Gerard P. Vasil
Manager, Data Processing

P. Frank Kozik
Secretary

Mark M. Bennett
Credit Review Officer and Assistant Secretary


PENN SECURITY BANK AND TRUST COMPANY OFFICERS

ASSISTANT VICE-PRESIDENTS
Carl M. Baruffaldi
Denise M. Cebular
Carol Curtis McMullen
  Assistant Trust Officer and Assistant Secretary
Paula M. DePeters
J. Patrick Dietz
Karyn Gaus Vashlishan
Lisa A. Kearney
Ann M. Kennedy
Eleanor Kruk
Caroline Mickelson
Aleta Sebastianelli
  and Assistant Secretary

ASSISTANT VICE-PRESIDENTS (continued)
Jeffrey Solimine
Jennifer S. Wohlgemuth
Linda Wolf
  and Training Officer
Beth S. Wolff
Deborah A. Wright

ASSISTANT CASHIERS
Lori A. Dzwieleski
Pamela Edwards
Barbara Garofoli
Susan T. Holweg
Susan A. Kopp
Jacqueline Lucke
Kristen A. McGoff
  and Branch Operations Officer
Candace F. Quick
Nereida Santiago
Sharon Thauer

ACCOUNTING OFFICER
Luree M. Waltz

ASSISTANT CHARGE CARD MANAGER
Eileen Yanchak

ASSISTANT DIRECTOR OF Internal Audit
Paula A. Ralston Nenish

ASSISTANT STUDENT LOAN OFFICER
Jo Ann M. Bevilaqua

BRANCH OPERATIONS OFFICER
Stephen A. Hoffman

COMPUTER OPERATIONS OFFICER
Charles Penn

DIRECTOR OF CAMPUS BANKING
Douglas R. Duguay

DIRECTOR OF P.C. SYSTEMS
Robert J. Saslo

FINANCIAL REPORTING OFFICER
John R. Anderson III

HUMAN RESOURCES OFFICER
Sharon Rosar

LOAN ADMINISTRATION OFFICER
Susan D. Blascak

LOAN OFFICERS
Denise Belton
Frank Gardner

OPERATIONS OFFICER
Patricia Pliske

TAX OFFICER
Robert W. McDonald

TRUST OPERATIONS OFFICER
Carol Trezzi

40  Penseco Financial Services Corporation / 2000 Annual Report

                                   BACK COVER

                             Company Board Members

PENSECO FINANCIAL SERVICES CORPORATION AND PENN SECURITY BANK AND TRUST COMPANY

BOARD OF DIRECTORS

Edwin J. Butler
Retired Bank Officer

Richard E. Grimm
Executive Vice-President and Treasurer

Russell C. Hazelton
Retired Captain, Trans World Airlines

D. William Hume
Retired Bank Officer

James G. Keisling
Partner & Treasurer, Compression Polymers Group,
  Manufacturer of Plastic Sheet Products

P. Frank Kozik
President, Scranton Craftsmen, Inc., Manufacturer of
  Ornamental Iron and Precast Concrete Products

Robert W. Naismith, Ph.D.
Chairman & CEO, eMedsecurities, Inc.

James B. Nicholas
President, D. G. Nicholas Co., Wholesale Auto Parts Company

Emily S. Perry
Retired Insurance Account Executive & Community Volunteer

Sandra C. Phillips
Penn State Master Gardener Community Volunteer

Otto P. Robinson, Jr.
Attorney-at-Law, President

Steven L. Weinberger
Vice-President of G. Weinberger Company, Mechanical
  Contractor Specializing in Commercial & Industrial Construction

PENN SECURITY BANK AND TRUST COMPANY

ADVISORY BOARDS

ABINGTON OFFICE
Carl M. Baruffaldi
James L. Burne, DDS
Keith Eckel
Richard C. Florey
C. Lee Havey, Jr.
Attorney Patrick J. Lavelle
Sandra C. Phillips

EAST SCRANTON OFFICE
Marie W. Allen
J. Conrad Bosley
Judge Carmen Minora
Mark R. Sarno
Beth S. Wolff

EAST STROUDSBURG OFFICE
Denise M. Cebular
Mary Citro
Robert J. Dillman, Ph.D.
Attorney Kirby Upright
Jeffrey Weichel

GREEN RIDGE OFFICE
Joseph N. Connor
Everett Jones
Attorney Patrick J. Mellody
George Noone
Howard J. Snowdon
Jeffrey Solimine

MOUNT POCONO OFFICE
Bruce Berry
Francis Cappelloni
Attorney Brian Golden
Robert C. Hay
David Lansdowne
Karyn Gaus Vashlishan

NORTH POCONO OFFICE
Jacqueline A. Carling
Anthony J. Descipio
George F. Edwards
James A. Forti
Attorney David Z. Smith
Deborah A. Wright

SOUTH SIDE OFFICE
Attorney Zygmunt R. Bialkowski, Jr.
Michael P. Brown
J. Patrick Dietz
Lois Ferrari
Jeffrey J. Leventhal
Ted M. Stampien, DDS