Form 10-Q
period 2001-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2001-05-14
CIK 1054508

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

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| _____ No ?

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 30, 2001 was 2,148,000.



================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION




                                                                            Page

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                  March 31, 2001............................................   3
                  December 31, 2000.........................................   3

               Statements of Income:

                  Three Months Ended March 31, 2001.........................   4
                  Three Months Ended March 31, 2000.........................   4

               Statements of Cash Flows:

                  Three Months Ended March 31, 2001.........................   5
                  Three Months Ended March 31, 2000.........................   5

               Notes to Financial Statements................................   6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  10


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings..............................................  15

     Item 2. Changes in Securities..........................................  15

     Item 3. Defaults Upon Senior Securities................................  15

     Item 4. Submission of Matters to a Vote of Security Holders............  15

     Item 5. Other Information..............................................  16

     Item 6. Exhibits and Reports on Form 8-K...............................  16

     Signatures.............................................................  16

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                             March 31           December 31,
                                                               2001                 2000
                                                          --------------      ---------------
ASSETS
Cash and due from banks                                     $   8,737            $  18,775
Interest bearing balances with banks                              256                  358
Federal funds sold                                                  -                    -
---------------------------------------------------------------------------------------------
  Cash and Cash Equivalents                                     8,993               19,133
Investment securities:
  Available-for-sale, at fair value                           107,217              105,572
  Held-to-maturity (fair value of $20,611
    and $20,840, respectively)                                 19,942               20,236
---------------------------------------------------------------------------------------------
  Total Investment Securities                                 127,159              125,808
Loans, net of unearned income                                 324,864              307,741
  Less: Allowance for loan losses                               3,150                3,100
---------------------------------------------------------------------------------------------
  Loans, Net                                                  321,714              304,641
Bank premises and equipment                                    11,391               11,707
Other real estate owned                                           201                  201
Accrued interest receivable                                     4,060                3,990
Other assets                                                    2,408                1,750
---------------------------------------------------------------------------------------------
  Total Assets                                              $ 475,926            $ 467,230
=============================================================================================
LIABILITIES
Deposits:
  Non-interest bearing                                      $  58,321            $  64,184
  Interest bearing                                            317,424              323,255
---------------------------------------------------------------------------------------------
  Total Deposits                                              375,745              387,439
Other borrowed funds:
  Repurchase agreements                                        16,895               15,086
  Short-term borrowings                                        28,457               11,503
Accrued interest payable                                        1,981                2,268
Other liabilities                                               1,265                  867
---------------------------------------------------------------------------------------------
  Total Liabilities                                           424,343              417,163
---------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)             21                   21
Surplus                                                        10,819               10,819
Retained earnings                                              38,820               38,269
Accumulated other comprehensive income                          1,923                  958
---------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                   51,583               50,067
---------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                $ 475,926            $ 467,230
=============================================================================================


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Three Months Ended            Three Months Ended
                                                                   March 31, 2001                March 31, 2000
                                                               ----------------------        ----------------------
INTEREST INCOME
Interest and fees on loans                                            $ 6,333                       $ 5,574
Interest and dividends on investments:
   U.S. Treasury securities and U.S. Agency obligations                 1,409                         1,003
   States & political subdivisions                                        350                           285
   Other securities                                                        31                            31
Interest on Federal funds sold                                              4                           132
Interest on balances with banks                                             7                           136
-------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                8,134                         7,161
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                             506                           577
Interest on other deposits                                              2,710                         2,262
Interest on other borrowed funds                                          457                           164
-------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                               3,673                         3,003
-------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                                  4,461                         4,158
Provision for loan losses                                                 150                            40
-------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses                  4,311                         4,118
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Trust department income                                                   338                           307
Service charges on deposit accounts                                       187                           173
Merchant transaction income                                             1,898                         1,626
Other fee income                                                          204                           175
Other operating income                                                     85                            27
Realized losses on securities, net                                        (32)                            -
-------------------------------------------------------------------------------------------------------------------
   Total Other Income                                                   2,680                         2,308
-------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                                          2,032                         1,940
Expense of premises and fixed assets                                      723                           675
Merchant transaction expenses                                           1,667                         1,440
Other operating expenses                                                1,207                           991
-------------------------------------------------------------------------------------------------------------------
   Total Other Expenses                                                 5,629                         5,046
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              1,362                         1,380
Applicable income taxes                                                   274                           311
-------------------------------------------------------------------------------------------------------------------
   Net Income                                                           1,088                         1,069
Other comprehensive income, net of taxes:
   Unrealized securities gains (losses)                                   965                           (84)
-------------------------------------------------------------------------------------------------------------------
   Comprehensive Income                                               $ 2,053                       $   985
===================================================================================================================
Earnings per Common Share
   (Based on 2,148,000 shares outstanding)                            $  0.51                       $  0.50
Cash Dividends Declared Per Common Share                              $  0.25                       $  0.22



                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                   Three Months Ended       Three Months Ended
                                                                                     March 30, 2001           March 30, 2000
                                                                                   ------------------       ------------------
OPERATING ACTIVITIES
Net Income                                                                              $  1,088                 $  1,069
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               340                      288
  Provision for loan losses                                                                  150                       40
  Deferred income tax provision (benefit)                                                     25                       (4)
  (Accretion) of securities, net of amortization                                              (5)                      44
  Net realized losses (gains) on securities                                                   32                        -
  Loss (gain) on other real estate                                                             -                        -
  (Increase) decrease in interest receivable                                                 (70)                    (237)
  (Increase) decrease in other assets                                                       (658)                    (178)
  Increase (decrease) in income taxes payable                                                141                       23
  (Decrease) increase increase in interest payable                                          (287)                      39
  (Decrease) increase in other liabilities                                                  (265)                     112
------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                491                    1,196
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                   (15,314)                  (9,984)
  Proceeds from maturities of investment securities available-for-sale                    15,113                   15,000
  Purchase of investment securities to be held-to-maturity                                     -                     (469)
  Proceeds from repayments of investment securities to be held-to-maturity                   285                      165
  Net loans (originated) repaid                                                          (17,257)                  (7,499)
  Proceeds from other real estate                                                             34                       32
  Investment in premises and equipment                                                       (24)                    (169)
------------------------------------------------------------------------------------------------------------------------------
    Net cash (used) provided by investing activities                                     (17,163)                  (2,924)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                  (7,982)                  20,852
  Net (payments) proceeds on time deposits                                                (3,712)                  (2,809)
  Increase (decrease) in federal funds purchased                                               -                        -
  Increase (decrease) in repurchase agreements                                             1,809                    2,491
  Net increase (decrease) in short-term borrowings                                        16,954                     (182)
  Cash dividends paid                                                                       (537)                    (472)
------------------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                                      6,532                   19,880
------------------------------------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and cash equivalents                                (10,140)                  18,152
Cash and cash equivalents at January 1                                                    19,133                   25,111
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                   $  8,993                 $ 43,263
==============================================================================================================================


The Company paid interest and income taxes of $3,960 and $237 and $2,964 and $176, for the three month periods ended March 31, 2001 and 2000, respectively.

                   Notes to CONSOLIDATED Financial Statements

                      For the Quarter Ended March 31, 2000
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2000, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2001 and March 31, 2000, respecting the Company's capital requirements and liquidity,
(2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2000, incorporated herein by reference.



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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2000.


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

The Company has no derivative financial instruments required to be disclosed under SFAS No. 133.

The amortized cost and fair value of investment securities at March 31, 2001 and December 31, 2000 are as follows:

                               Available-for-Sale

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
March 31, 2001                      Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  43,985      $   946        $   -   $  44,931
U.S. Agency securities              44,924        1,905            -      46,829
States & political subdivisions     13,452           65            2      13,515
--------------------------------------------------------------------------------
  Total Debt Securities            102,361        2,916            2     105,275
Equity securities                    1,942            -            -       1,942
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 104,303      $ 2,916        $   2   $ 107,217
--------------------------------------------------------------------------------


                               Available-for-Sale

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
December 31, 2000                  Cost         Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  54,133      $   614        $  85   $  54,662
U.S. Agency securities              34,666        1,120           37      35,749
States & political subdivisions     13,455            -          162      13,293
--------------------------------------------------------------------------------
  Total Debt Securities            102,254        1,734          284     103,704
Equity securities                    1,868            -            -       1,868
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 104,122      $ 1,734        $ 284   $ 105,572
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
March 31, 2001                     Cost         Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $   3,610      $     -        $  56   $  3,554
States & political subdivisions     16,332          725            -      17,057
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $  19,942      $   725        $  56   $  20,611
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
December 31, 2000                  Cost         Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $   3,905      $     -        $ 125   $   3,780
States & political subdivisions     16,331          729            -      17,060
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $  20,236      $   729        $ 125   $  20,840
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at March 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2001                         Available-for-Sale      Held-to-Maturity
--------------------------------------------------------------------------------
                                      Amortized    Fair      Amortized    Fair
                                         Cost      Value        Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities            $  33,944  $  34,292    $      -  $      -
  States & political subdivisions             -          -           -         -
After one year through five years:
  U.S. Treasury securities               10,041     10,639           -         -
  U.S. Agency securities                 37,265     39,052           -         -
  States & political subdivisions        11,912     11,971           -         -
After five years through ten years:
  U.S. Agency securities                  7,659      7,777           -         -
  States & political subdivisions         1,256      1,261           -         -
After ten years:
  States & political subdivisions           284        283      16,332    17,057
--------------------------------------------------------------------------------
  Subtotal                              102,361    105,275      16,332    17,057
Mortgage-backed securities                    -          -       3,610     3,554
--------------------------------------------------------------------------------
  Total Debt Securities               $ 102,361  $ 105,275    $ 19,942  $ 20,611
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2001, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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




                      Actual                                          Regulatory Requirements
-------------------------------------------------    -------------------------------------------------
                                                             For Capital               To Be
                                                          Adequacy Purposes       "Well Capitalized"
As of March 31, 2001            Amount    Ratio          Amount       Ratio     Amount        Ratio
------------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 52,810    17.43%     > $ 24,242       > 8.0%  > $ 30,303      > 10.0%
                                                     -                -       -               -

Tier 1 Capital
(to Risk Weighted Assets)     $ 49,660    16.39%     > $ 12,121       > 4.0%  > $ 18,182      >  6.0%
                                                     -                -       -               -

Tier 1 Capital
(to Average Assets)           $ 49,660    10.56%     > $      *       >   *   > $ 23,514      >  5.0%
                                                     -                -       -               -


*3.0% ($14,109), 4.0% ($18,811) or 5.0% ($23,514) depending on the bank's CAMELS
Rating and other regulatory risk factors.






As of December 31, 2000
------------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 52,209    18.32%     > $ 22,796       > 8.0%  > $ 28,494      > 10.0%
                                                     -                -       -               -

Tier 1 Capital
(to Risk Weighted Assets)     $ 49,109    17.23%     > $ 11,398       > 4.0%  > $ 17,096      >  6.0%
                                                     -                -       -               -

Tier 1 Capital
(to Average Assets)           $ 49,109    10.93%     > $      *       >   *   > $ 22,464      >  5.0%
                                                     -                -       -               -

*3.0% ($13,478), 4.0% ($17,971) or 5.0% ($22,464) depending on the bank's CAMELS
Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended March 31, 2001 and March 31, 2000. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.


Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $1,088 for three months ending March 31, 2001 an increase of $19 from the $1,069 reported for the first quarter of 2000. The increase in earnings is attributed to higher interest margins as well as increases in operating income.


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

Net interest income after provision for loan losses increased $193 or 4.7%, from $4,118 for the first quarter of 2000 to $4,311 in 2001, the net result of a higher net interest margin, largely due to increases in loans and securities, offset by increases in the cost of deposits, as well as short-term borrowings and an increased provision for loan losses of $110.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 2001, the net interest margin was 4.01%, falling 4 basis points from 4.05% in the same period of 2000, the result of increased funding costs. Consumers are taking advantage of increased rates on deposit products, as financial intermediaries compete for funds.

Total average earning assets and average interest bearing funds increased in the first quarter of 2001 as compared to 2000. Average earning assets increased $34.1 million or 8.3%, from $410.8 million in 2000 to $444.9 million in 2001 and average interest bearing funds increased $26.3 million, or 8.1%, from $326.0 million to $352.3 million for the same periods. As a percentage of average assets, earning assets increased from 94.3% in the first quarter of 2000 to 94.6% in 2001. Average interest bearing funding sources remained unchanged from 74.9% of total funding sources in the first quarter of 2000 and 2001.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 2001 and 2000; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets increased from 70.2% in 2000 to 71.9% in 2001; average investments increased from 25.1% to 27.9%. Short-term investments, federal funds sold and interest bearing balances with banks decreased $18.2 million to $.8 from $19.0 and also decreased as a percentage of earning assets from 4.6% in 2000 to .2% in 2001. Time deposits decreased $9.8 million from 48.2% in 2000 to 41.8% in 2001, which helped slow the increase in funding costs. However, short-term borrowings and repurchase agreements, as a percentage of funding sources, increased from 4.4% in 2000 to 10.3% in 2001.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 67 basis points from 5.66% in the first quarter of 2000 to 6.33% for 2001. Also, average loan yields increased 19 basis points, from 7.73% in the first three months of 2000 to 7.92% in 2001. The average time deposit costs increased from 5.19% in 2000 to 5.78% in 2001, along with money market accounts increasing 84 basis points from 3.08% in 2000 to 3.92% in 2001. This is the primary cause of the increase in the total cost of funds from 3.68% in 2000 to 4.17% in 2001.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for March 31, 2001 and March 31, 2000.

------------------------------------------------------------------------------------------------------------------
                                                    March 31, 2001                        March 31, 2000
ASSETS                                      Average      Revenue/     Yield/      Average      Revenue/     Yield/
                                            Balance      Expense      Rate        Balance      Expense      Rate
------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $  46,328     $   670      5.80%      $  62,098     $   861      5.55%
    U.S. Agency obligations                   42,550         680      6.39%          5,000          71      5.68%
    States & political subdivisions           13,454         120      5.41%         23,519         197      5.08%
    Federal Home Loan Bank stock               1,799          30      6.67%          1,798          30      6.67%
    Other                                         74           1      1.40%             20           1      5.00%
  Held-to-maturity:
    U.S. Agency obligations                    3,806          58      6.10%          4,765          71      5.96%
    States & political subdivisions           16,332         230      8.53%          6,108          88      5.76%
Loans, net of unearned income:
  Real estate mortgages                      245,233       4,833      7.88%        219,274       4,292      7.83%
  Commercial                                  24,365         540      8.86%         19,164         416      8.68%
  Consumer and other                          50,168         961      7.66%         50,051         866      6.92%
Federal funds sold                               264           4      6.06%          9,279         132      5.69%
Interest on balances with banks                  520           7      5.38%          9,709         136      5.60%
------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                      444,893     $ 8,134      7.31%        410,785     $ 7,161      6.97%
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,492                                11,617
Bank premises and equipment                   11,593                                12,296
Accrued interest receivable                    3,691                                 2,998
Other assets                                   3,704                                   713
Less:  Allowance for loan losses               3,086                                 2,949
------------------------------------------------------------------------------------------------------------------
Total Assets                               $ 470,287                             $ 435,460
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  25,074     $    67      1.07%      $  23,381     $    64      1.09%
  Savings                                     63,078         233      1.48%         67,463         250      1.48%
  Money markets                               80,672         790      3.92%         63,746         491      3.08%
  Time - Over $100                            32,291         506      6.27%         42,877         577      5.38%
  Time - Other                               114,867       1,620      5.64%        114,074       1,458      5.11%
Federal funds purchased                            7           -      0.00%              4           -      0.00%
Repurchase agreements                         16,280         184      4.52%         13,862         156      4.50%
Short-term borrowings                         19,993         273      5.46%            555           7      5.04%
------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     352,262     $ 3,673      4.17%        325,962     $ 3,003      3.68%
------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 62,916                                61,509
All other liabilities                          4,271                                 1,510
Stockholders' equity                          50,838                                46,479
------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 470,287                             $ 435,460
------------------------------------------------------------------------------------------------------------------
Interest Spread                                                       3.14%                                 3.29%
------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      $ 4,461                               $ 4,158
------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                 4.01%                                 4.05%
  Return on average assets                                            0.93%                                 0.98%
  Return on average equity                                            8.56%                                 9.20%
  Average equity to average assets                                   10.81%                                10.67%
  Dividend payout ratio                                              49.02%                                44.00%
------------------------------------------------------------------------------------------------------------------


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

In the first three months of 2001, the provision for loan losses was $150, an increase from $40 in the first three months of 2000. Loans charged-off totaled $103 and recoveries were $3 for the three months ended March 31, 2001. In the same period of 2000, recoveries of $14 offset loans charged off of $54.

Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2001 and March 31, 2000, respectively:

                                           March 31,          March 31,
Three Months Ended:                           2001               2000
-----------------------------------------------------------------------
Trust department income                     $   338            $   307
Service charges on deposit accounts             187                173
Merchant transaction income                   1,898              1,626
Other fee income                                204                175
Other operating income                           85                 27
Realized losses on securities, net              (32)                 -
-----------------------------------------------------------------------
  Total Other Income                        $ 2,680            $ 2,308
-----------------------------------------------------------------------


Trust department income increased $31 or 10.1% from the first quarter of 2000 due to increased business. Merchant transaction income increased $272 or 16.7% from the first quarter of 2000 to $1,898 from $1,626, the result of attracting new business along with transaction volume growth. Other fee income increased $29 or 16.6% due to growth of $28 from our new Brokerage Services, which commenced operations in April 2000. Other operating income increased $58 or 214.8%. Largely, contributions came from ATM transaction income, along with increases in cardholder discounts, as well as a one-time $36 gain on the sale of silver coins. Also, the Company realized a $32 loss on the sale of securities. The sale consisted of $10 million in short-term U.S. Treasury securities along with a $5 million callable U.S. Agency security. These proceeds were reinvested into longer-term U.S. Agency securities, which will immediately benefit the Company.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2001 and March 31, 2000, respectively:

                                           March 31,          March 31,
Three Months Ended:                           2001               2000
-----------------------------------------------------------------------
Salaries and employee benefits              $ 2,032            $ 1,940
Expense of premises and fixed assets            723                675
Merchant transaction expenses                 1,667              1,440
Other operating expenses                      1,207                991
-----------------------------------------------------------------------
  Total Other Expenses                      $ 5,629            $ 5,046
-----------------------------------------------------------------------


Other expenses increased $583 or 11.6% to $5,629, in the first three months of 2001 as compared to $5,046 in the same period of 2000. Salaries and benefits increased $92 or 4.7% over the first quarter of 2000, due to additional staffing in our new brokerage services along with increases in our Trust area. Merchant transaction expenses increased $227 or 15.8% primarily due to authorization expenses passed on by MasterCard and Visa International. Other operating expenses increased $216 or 21.8% to $1,207 from $991. Most of these increases came from business development, private business loan expense, postage expense and other real estate owned expense. Also outside services increased due primarily to $133 of non-recurring expenses, which were fees paid for a third party review of Penn Security's operations, undertaken to identify opportunities to increase revenues and decrease costs. Benefits from this review will accrue to the bank on an ongoing annual basis as these profit improvements are implemented during the next several quarters


LOAN                              Details regarding the Company's loan portfolio
PORTFOLIO

                                                   March 31,       December 31,
As Of:                                                2001             2000
-------------------------------------------------------------------------------
Real estate - construction
  and land development                             $   9,798        $   9,321
Real estate mortgages                                237,834          234,212
Commercial                                            27,534           21,566
Credit card and related plans                          2,108            2,267
Installment                                           30,892           30,290
Obligations of states & political subdivisions        16,698           10,085
-------------------------------------------------------------------------------
  Loans, net of unearned income                      324,864          307,741
Less:  Allowance for loan losses                       3,150            3,100
-------------------------------------------------------------------------------
  Loans, net                                       $ 321,714        $ 304,641
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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                March 31,   December 31,   March 31,
As Of:                                             2001         2000         2000
-------------------------------------------------------------------------------------
Non-accrual loans                               $ 1,508       $ 1,210      $ 2,146
Loans past due 90 days or more and accruing:
  Guaranteed student loans                          241           313          392
  Credit card and home equity loans                  31            23           25
-------------------------------------------------------------------------------------
  Total non-performing loans                      1,780         1,546        2,563
Other real estate owned                             201           201           28
-------------------------------------------------------------------------------------
  Total non-performing assets                   $ 1,981       $ 1,747      $ 2,591
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,508 and $2,146 at March 31, 2001 and March 31, 2000, respectively. If interest on those loans had been accrued, such income would have been $180 and $194 for the three months ended March 31, 2001 and March 31, 2000, respectively. Interest income on those loans, which is recorded only when received, amounted to $0 and $2 for March 31, 2001 and March 31, 2000, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2001 there are no significant loans as to which management has serious doubt about their collectibility.

At March 31, 2001 and December 31, 2000, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                                 March 31,           March 31,
Three Months Ended:                                 2001                2000
-------------------------------------------------------------------------------
Balance at beginning of year                      $ 3,100             $ 2,950
Charge-offs:
  Real estate mortgages                                 -                   -
  Commercial and all others                           100                  51
  Credit card and related plans                         2                   2
  Installment loans                                     1                   1
-------------------------------------------------------------------------------
Total charge-offs                                     103                  54
-------------------------------------------------------------------------------
Recoveries:
     Real estate mortgages                              -                   7
     Commercial and all others                          -                   -
     Credit card and related plans                      -                   6
     Installment loans                                  3                   1
------------------------------------------------------------------------------
Total recoveries                                        3                  14
------------------------------------------------------------------------------
Net charge-offs (recoveries)                          100                  40
------------------------------------------------------------------------------
Provision charged to operations                       150                  40
-------------------------------------------------------------------------------
  Balance at End of Period                        $ 3,150             $ 2,950
-------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                        0.031%              0.014%
-------------------------------------------------------------------------------

The allowance for loan losses is allocated as follows:

As Of:                             March 31, 2001   December 31, 2000     March 31, 2000
-----------------------------------------------------------------------------------------
                                   Amount     % *     Amount     % *      Amount     % *
-----------------------------------------------------------------------------------------
Real estate mortgages             $ 1,500   76%      $ 1,500   79%       $ 1,500   76%
Commercial and all others           1,150   13%        1,100   10%           950   13%
Credit card and related plans         150    1%          150    1%           150    1%
Personal installment loans            350   10%          350   10%           350   10%
-----------------------------------------------------------------------------------------
  Total                           $ 3,150  100%      $ 3,100  100%       $ 2,950  100%
-----------------------------------------------------------------------------------------

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

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal funds), lines of credit at the Federal Reserve Bank and lines of credit at the Federal Home Loan Bank. The designation of securities as
"Held-To-Maturity" lessens the ability of banks to sell securities so classified, except in regard to certain changes in circumstances or other events that are isolated, nonrecurring and unusual.


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

The Company's total risk-based capital ratio was 17.43% at March 31, 2001. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criterion, which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.



PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


   a.  Exhibits
         No exhibits are filed with this form 10-Q in the quarter ended March 31, 2001.

   b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 2001

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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    May 4, 2001



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    May 4, 2001