Form 10-Q
period 2001-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2001-08-01
CIK 1054508

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

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 31, 2001 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

             Balance Sheets:

               June 30, 2001.................................................  3
               December 31, 2000.............................................  3

             Statements of Income:

               Three Months Ended June 30, 2001..............................  4
               Three Months Ended June 30, 2000..............................  4
               Six Months Ended June 30, 2001................................  5
               Six Months Ended June 30, 2000................................  5

             Statements of Cash Flows:

               Six Months Ended June 30, 2001................................  6
               Six Months Ended June 30, 2000................................  6

             Notes to Financial Statements...................................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 11


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 17

     Item 2. Changes in Securities........................................... 17

     Item 3. Defaults Upon Senior Securities................................. 17

     Item 4. Submission of Matters to a Vote of Security Holders............. 17

     Item 5. Other Information............................................... 17

     Item 6. Exhibits and Reports on Form 8-K................................ 17

     Signatures.............................................................. 18

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                 June 30,         December 31,
                                                                   2001               2000
                                                              --------------    ---------------
ASSETS
Cash and due from banks                                         $   9,694          $  18,775
Interest bearing balances with banks                                  253                358
Federal funds sold                                                      -                  -
                                                              --------------    ---------------
  Cash and Cash Equivalents                                         9,947             19,133
Investment securities:
  Available-for-sale, at fair value                               104,060            105,572
  Held-to-maturity (fair value of $20,217
    and $20,840, respectively)                                     19,497             20,236
                                                              --------------    ---------------
  Total Investment Securities                                     123,557            125,808
Loans, net of unearned income                                     329,691            307,741
  Less: Allowance for loan losses                                   3,150              3,100
                                                              --------------    ---------------
  Loans, Net                                                      326,541            304,641
Bank premises and equipment                                        11,128             11,707
Other real estate owned                                               199                201
Accrued interest receivable                                         4,172              3,990
Other assets                                                        2,179              1,750
                                                              --------------    ---------------
  Total Assets                                                  $ 477,723          $ 467,230
                                                              ==============    ===============
LIABILITIES
Deposits:
  Non-interest bearing                                          $  61,227          $  64,184
  Interest bearing                                                323,652            323,255
                                                              --------------    ---------------
  Total Deposits                                                  384,879            387,439
Other borrowed funds:
  Repurchase agreements                                            18,452             15,086
  Short-term borrowings                                            19,198             11,503
Accrued interest payable                                            2,004              2,268
Other liabilities                                                   1,129                867
                                                              --------------    ---------------
  Total Liabilities                                               425,662            417,163
                                                              --------------    ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                 21                 21
Surplus                                                            10,819             10,819
Retained earnings                                                  39,680             38,269
Accumulated other comprehensive income                              1,541                958
                                                              --------------    ---------------
  Total Stockholders' Equity                                       52,061             50,067
                                                              --------------    ---------------
  Total Liabilities and Stockholders' Equity                    $ 477,723          $ 467,230
                                                              ==============    ===============


                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Three Months Ended         Three Months Ended
                                                                   June 30, 2001              June 30, 2000
                                                               ----------------------     ----------------------
INTEREST INCOME

Interest and fees on loans                                           $ 6,357                    $ 5,770
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                 1,394                      1,211
  States & political subdivisions                                        360                        299
  Other securities                                                        32                         32
Interest on Federal funds sold                                             1                        235
Interest on balances with banks                                            2                        157
                                                               ----------------------     ----------------------
  Total Interest Income                                                8,146                      7,704
                                                               ----------------------     ----------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                            436                        545
Interest on other deposits                                             2,528                      2,647
Interest on other borrowed funds                                         387                        189
                                                               ----------------------     ----------------------
  Total Interest Expense                                               3,351                      3,381
                                                               ----------------------     ----------------------
  Net Interest Income                                                  4,795                      4,323
Provision for loan losses                                                291                         32
                                                               ----------------------     ----------------------
  Net Interest Income After Provision for Loan Losses                  4,504                      4,291
                                                               ----------------------     ----------------------
OTHER INCOME

Trust department income                                                  344                        305
Service charges on deposit accounts                                      337                        178
Merchant transaction income                                              884                        806
Other fee income                                                         232                        205
Other operating income                                                   147                         19
Realized gains (losses) on securities, net                                 -                       (333)
                                                               ----------------------     ----------------------
  Total Other Income                                                   1,944                      1,180
                                                               ----------------------     ----------------------
OTHER EXPENSES

Salaries and employee benefits                                         1,954                      1,950
Expense of premises and fixed assets                                     679                        638
Merchant transaction expenses                                            798                        741
Other operating expenses                                               1,200                      1,008
                                                               ----------------------     ----------------------
  Total Other Expenses                                                 4,631                      4,337
                                                               ----------------------     ----------------------
Income before income taxes                                             1,817                      1,134
Applicable income taxes                                                  421                        205
                                                               ----------------------     ----------------------
  Net Income                                                           1,396                        929

Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                  (382)                       351
                                                               ----------------------     ----------------------
  Comprehensive Income                                               $ 1,014                    $ 1,280
                                                               ======================     ======================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                            $  0.65                    $  0.43
Cash Dividends Declared Per Common Share                             $  0.25                    $  0.22


                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Six Months Ended           Six Months Ended
                                                                   June 30, 2001             June 30, 2000
                                                               ----------------------     ---------------------
INTEREST INCOME

Interest and fees on loans                                            $ 12,690                  $ 11,344
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   2,803                     2,214
  States & political subdivisions                                          710                       584
  Other securities                                                          63                        63
Interest on Federal funds sold                                               5                       367
Interest on balances with banks                                              9                       293
                                                               ----------------------     ---------------------
  Total Interest Income                                                 16,280                    14,865
                                                               ----------------------     ---------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                              942                     1,122
Interest on other deposits                                               5,238                     4,909
Interest on other borrowed funds                                           844                       353
                                                               ----------------------     ---------------------
  Total Interest Expense                                                 7,024                     6,384
                                                               ----------------------     ---------------------
  Net Interest Income                                                    9,256                     8,481
Provision for loan losses                                                  441                        72
                                                               ----------------------     ---------------------
  Net Interest Income After Provision for Loan Losses                    8,815                     8,409
                                                               ----------------------     ---------------------
OTHER INCOME

Trust department income                                                    682                       612
Service charges on deposit accounts                                        524                       351
Merchant transaction income                                              2,782                     2,432
Other fee income                                                           436                       380
Other operating income                                                     232                        46
Realized gains (losses) on securities, net                                 (32)                     (333)
                                                               ----------------------     ---------------------
  Total Other Income                                                     4,624                     3,488
                                                               ----------------------     ---------------------
OTHER EXPENSES

Salaries and employee benefits                                           3,986                     3,890
Expense of premises and fixed assets                                     1,402                     1,313
Merchant transaction expenses                                            2,465                     2,181
Other operating expenses                                                 2,407                     1,999
                                                               ----------------------     ---------------------
  Total Other Expenses                                                  10,260                     9,383
                                                               ----------------------     ---------------------
Income before income taxes                                               3,179                     2,514
Applicable income taxes                                                    695                       516
                                                               ----------------------     ---------------------
  Net Income                                                             2,484                     1,998

Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                     583                       267
                                                               ----------------------     ---------------------
  Comprehensive Income                                                $  3,067                  $  2,265
                                                               ======================     =====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   1.16                  $   0.93
Cash Dividends Declared Per Common Share                              $   0.50                  $   0.44


                     PENSECO FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                      Six Months Ended         Six Months Ended
                                                                                       June 30, 2001            June 30, 2000
                                                                                      ----------------         ----------------
OPERATING ACTIVITIES

Net Income                                                                               $   2,484                $   1,998
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 670                      587
  Provision for loan losses                                                                    441                       72
  Deferred income tax provision (benefit)                                                       35                        8
  (Accretion) of securities, net of amortization                                                (2)                      56
  Net realized losses (gains) on securities                                                     32                      333
  Loss (gain) on other real estate                                                              20                        -
  (Increase) decrease in interest receivable                                                  (182)                    (472)
  (Increase) decrease in other assets                                                         (429)                     198
  Increase (decrease) in income taxes payable                                                  142                     (251)
  (Decrease) increase in interest payable                                                     (264)                     290
  (Decrease) increase in other liabilities                                                    (217)                      43
                                                                                      ----------------         ----------------
    Net cash provided (used) by operating activities                                         2,730                     2,862
                                                                                      ----------------         ----------------

INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                     (20,727)                 (34,464)
  Proceeds from maturities of investment securities available-for-sale                      23,111                   24,829
  Purchase of investment securities to be held-to-maturity                                       -                  (10,189)
  Proceeds from repayments of investment securities to be held-to-maturity                     722                      413
  Net loans (originated) repaid                                                            (22,462)                  (9,960)
  Proceeds from other real estate                                                              103                       33
  Investment in premises and equipment                                                         (90)                    (447)
                                                                                      ----------------         ----------------
    Net cash (used) provided by investing activities                                       (19,343)                 (29,785)
                                                                                      ----------------         ----------------

FINANCING ACTIVITIES

  Net increase (decrease) in demand and savings deposits                                     1,046                   13,233
  Net (payments) proceeds on time deposits                                                  (3,606)                  (2,289)
  Increase (decrease) in federal funds purchased                                                 -                    2,000
  Increase (decrease) in repurchase agreements                                               3,366                    3,515
  Net increase (decrease) in short-term borrowings                                           7,695                     (131)
  Cash dividends paid                                                                       (1,074)                    (945)
                                                                                      ----------------         ----------------
    Net cash provided (used) by financing activities                                         7,427                   15,383
                                                                                      ----------------         ----------------
    Net (decrease) increase in cash and cash equivalents                                    (9,186)                 (11,540)

Cash and cash equivalents at January 1                                                      19,133                   25,111
                                                                                      ----------------         ----------------
Cash and cash equivalents at June 30                                                     $   9,947                $  13,571
                                                                                      ================         ================


The Company paid interest and income taxes of $7,288 and $530 and $6,095 and $597, for the six month periods ended June 30, 2001 and 2000, respectively.

                   Notes to CONSOLIDATED Financial Statements

                       For the Quarter Ended June 30, 2001
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2000, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the six month period ended June 30, 2001. These Notes to Consolidated Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2000, incorporated herein by reference.


NOTE 1 -- Principles of Consolidation

Penseco Financial Services Corporation (Company) is a financial holding company, incorporated in 1997 under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a state chartered bank.

The Company's revenues are attributable to a single reporting segment, therefore segment information is not presented.

The  accounting   policies  of  the  Company  conform  with  generally  accepted accounting principles and with general practices within the banking industry.


NOTE 2 -- Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles, for interim financial information, generally accepted in the United States of America. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year.

Intercompany transactions have been eliminated in preparing the consolidated financial statements.

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

The amortized cost and fair value of investment securities at June 30, 2001 and December 31, 2000 are as follows:



                                      Available-for-Sale

                                                Gross        Gross
                                 Amortized    Unrealized   Unrealized    Fair
June 30, 2001                       Cost         Gains       Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $  35,985     $   748       $   -    $  36,733
U.S. Agency securities               50,109       1,494          28       51,575
States & political subdivisions      13,450          80          24       13,506
--------------------------------------------------------------------------------
  Total Debt Securities              99,544       2,322          52      101,814
Equity securities                     2,180          66           -        2,246
--------------------------------------------------------------------------------
  Total Available-for-Sale        $ 101,724     $ 2,388       $  52    $ 104,060
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
--------------------------------------------------------------------------------


                                       Held-to-Maturity

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
June 30, 2001                       Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
   Mortgage-backed securities     $   3,164     $     2       $  40    $   3,126
States & political subdivisions      16,333         758           -       17,091
--------------------------------------------------------------------------------
  Total Held-to-Maturity          $  19,497     $   760       $  40    $  20,217
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



June 30, 2001                          Available-for-Sale        Held-to-Maturity
-----------------------------------------------------------------------------------
                                      Amortized    Fair         Amortized    Fair
                                        Cost       Value          Cost       Value
-----------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities            $ 25,993   $  26,222      $      -   $      -
  States & political subdivisions            -           -             -          -
After one year through five years:
  U.S. Treasury securities               9,992      10,511             -          -
  U.S. Agency securities                50,109      51,575             -          -
  States & political subdivisions       11,909      11,987             -          -
After five years through ten years:
  U.S. Agency securities                     -           -             -          -
  States & political subdivisions        1,541       1,519             -          -
After ten years:
  States & political subdivisions            -           -        16,333     17,091
-----------------------------------------------------------------------------------
  Subtotal                              99,544     101,814        16,333     17,091
Mortgage-backed securities                   -           -         3,164      3,126
-----------------------------------------------------------------------------------
  Total Debt Securities               $ 99,544   $ 101,814      $ 19,497   $ 20,217
-----------------------------------------------------------------------------------



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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2001, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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



                      Actual                                     Regulatory Requirements
------------------------------------------------     ----------------------------------------------
                                                            For Capital                To Be
                                                        Adequacy Purposes        "Well Capitalized"
As of June 30, 2001            Amount     Ratio         Amount       Ratio       Amount      Ratio
---------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 53,670    17.15%     > $ 25,039    >  8.0%    > $ 31,299    > 10.0%
                                                     -             -          -             -

Tier 1 Capital
(to Risk Weighted Assets)     $ 50,520    16.14%     > $ 12,520    >  4.0%    > $ 18,779    >  6.0%
                                                     -             -          -             -

Tier 1 Capital
(to Average Assets)           $ 50,520    10.67%     > $      *    >    *     > $ 23,666    >  5.0%
                                                     -             -          -             -

*3.0% ($14,200), 4.0% ($18,933) or 5.0% ($23,666) depending on the bank's CAMELS
Rating and other regulatory risk factors.






As of December 31, 2000
---------------------------------------------------------------------------------------------------

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


PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and it's subsidiary ("Penn Security Bank and Trust Company") for the three months ended June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.


Overview of Financial Condition

Penseco Financial Services Corporation reported an increase in net income of $467 or 50.3% to $1,396 from $929 reported for the three months ended June 30, 2000. This is attributed to increases in the net interest margin, along with increased other income, mainly from increases in trust services, service charge fees and brokerage services. Also, in 2000 the Company reported a loss on securities of $333.

The Company also reported an increase in net income of $486 or 24.3% to $2,484 for the six months ended June 30, 2001 from $1,998 reported for the first half of 2000, largely due to increases in the net interest margin, due to continued strong loan demand. Also, there were increases in other income of $1,136 or 32.6%, mainly from increases in trust services, service charge fees and brokerage services. Losses on securities were $32 in 2001 and $333 in 2000.


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

Net interest income after provision for loan losses increased $406, or 4.8% from $8,409 for the first half of 2000 to $8,815 in 2001. In addition, earning assets repriced upward 14 basis points due to investments and loans repricing at higher rates, offset by interest bearing liabilities repricing upward 11 basis points, as shown on the following schedule.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 2001, the net interest margin was 4.13%, increasing 7 basis points from 4.06% in the same period of 2000.

Total average earning assets and average interest bearing funds increased in the first half of 2001 as compared to 2000. Average earning assets increased $30.8 million or 7.4%, from $417.7 million in 2000 to $448.5 million in 2001 and average interest bearing funds increased $23.3 million, or 7.0%, from $333.9 million to $357.2 million for the same periods. As a percentage of average assets, earning assets increased to 94.8% for the first half of 2001 from 94.5% from the year ago period. Interest bearing funding decreased slightly on a year over year comparison.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of both 2001 and 2000; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets increased from 69.5% in 2000 to 72.9% in 2001; average investments increased from 25.3% to 27.0%. Short-term investments, federal funds sold and interest bearing balances with banks decreased $21.0 million to $.7 from $21.7 and also decreased as a percentage of earning assets from 5.2% in 2000 to .2% in 2001. Time deposits decreased $10.3 million from 46.3% in 2000 to 40.4% in 2001, which helped slow the increase in funding costs. However, short-term borrowings and repurchase agreements increased $22.1 from 4.5% in 2000 to 10.4% in 2001, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 54 basis points from 5.98% in the first half of 2000 to 6.52% for 2001. Also, average loan yields decreased 6 basis points, from 7.82% in the first half of 2000 to 7.76% in 2001. The average time deposit costs increased from 5.37% in 2000 to 5.60% in 2001, along with money market accounts increasing 11 basis points from 3.40% in 2000 to 3.51% in 2001. These are the primary causes of the increase in the total cost of funds rate from 3.82% in 2000 to 3.93% in 2001.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for June 30, 2001 and June 30, 2000.


----------------------------------------------------------------------------------------------------------
                                                 June 30, 2001                      June 30, 2000
ASSETS                                   Average     Revenue/    Yield/     Average     Revenue/    Yield/
                                         Balance      Expense     Rate      Balance     Expense     Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities            $  41,292    $  1,258     6.09%    $  64,873    $  1,809     5.58%
    U.S. Agency obligations                44,318       1,436     6.48%        8,732         267     6.12%
    States & political subdivisions        13,451         245     5.52%       16,707         330     5.99%
    Federal Home Loan Bank stock            1,904          61     6.41%        1,798          61     6.79%
    Other                                     234           2     1.70%           20           1     5.00%
  Held-to-maturity:
    U.S. Agency obligations                 3,412         109     6.39%        4,553         138     6.06%
    States & political subdivisions        16,333         465     8.63%        9,050         255     8.54%
Loans, net of unearned income:
  Real estate mortgages                   248,345       9,698     7.81%      222,188       8,714     7.84%
  Commercial                               28,933       1,137     7.86%       18,875         863     9.14%
  Consumer and other                       49,593       1,855     7.48%       49,189       1,767     7.18%
Federal funds sold                            235           5     4.25%       12,189         367     6.02%
Interest on balances with banks               465           9     3.87%        9,486         293     6.18%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                   448,515    $ 16,280     7.26%      417,660    $ 14,865     7.12%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                     7,836                             11,235
Bank premises and equipment                11,291                             12,168
Accrued interest receivable                 3,753                              3,221
Other assets                                5,039                                566
Less:  Allowance for loan losses            3,110                              2,957
----------------------------------------------------------------------------------------------------------
Total Assets                            $ 473,324                          $ 441,893
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing               $  24,556    $    133     1.08%    $  23,652    $    126     1.07%
  Savings                                  63,794         469     1.47%       66,827         498     1.49%
  Money markets                            87,611       1,539     3.51%       73,968       1,258     3.40%
  Time - Over $100                         30,481         942     6.18%       38,617       1,122     5.81%
  Time - Other                            113,760       3,098     5.45%      115,837       3,027     5.23%
Federal funds purchased                         3           -     0.00%           50           1     5.00%
Repurchase agreements                      16,899         337     3.99%       14,324         335     4.67%
Short-term borrowings                      20,140         506     5.02%          578          17     5.88%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                  357,244    $  7,024     3.93%      333,853    $  6,384     3.82%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing              60,083                             60,041
All other liabilities                       3,394                              1,239
Stockholders' equity                       52,603                             46,760
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                  $ 473,324                          $ 441,893
----------------------------------------------------------------------------------------------------------
Interest Spread                                                   3.33%                             3.30%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                  $  9,256                           $  8,481
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                             4.13%                              4.06%
  Return on average assets                                        1.05%                              0.90%
  Return on average equity                                        9.44%                              8.55%
  Average equity to average assets                               11.11%                             10.58%
  Dividend payout ratio                                          43.10%                             47.31%
----------------------------------------------------------------------------------------------------------


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

In the first half of 2001, the provision for loan losses was $441, an increase from $72 in the first six months of 2000. Loans charged-off totaled $414 and recoveries were $23 for the six months ended June 30, 2001. In the same period of 2000, recoveries of $27 offset loans charged off of $99.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2001 and June 30, 2000, respectively:

                                              June 30,      June 30,
Three Months Ended:                             2001          2000
---------------------------------------------------------------------
Trust department income                       $    344      $    305
Service charges on deposit accounts                337           178
Merchant transaction income                        884           806
Other fee income                                   232           205
Other operating income                             147            19
Realized losses on securities, net                   -          (333)
---------------------------------------------------------------------
  Total Other Income                          $  1,944       $ 1,180
---------------------------------------------------------------------

Other income increased $764 or 64.7% to $1,944 from $1,180 for the three months ended June 30, 2001. Contributing to the growth in other income were increases of $39 or 12.8% to $344 from $305 in trust division income, $159 or 89.3% to $337 from $178 in service charge income (a result of the cost/revenue enhancement study concluded in April of this year), $78 or 9.7% to $884 from $806 in merchant transaction income and $128 in other operating income due mainly to increased revenue from our brokerage division. Other income in the 2000 period included a loss on securities of $333. Excluding this loss other income would have increased 28.5%.

The following table sets forth information by category of other income for the Company for six months ended June 30, 2001 and June 30, 2000, respectively:

                                              June 30,      June 30,
Six Months Ended:                               2001          2000
---------------------------------------------------------------------
Trust department income                       $    682      $    612
Service charges on deposit accounts                524           351
Merchant transaction income                      2,782         2,432
Other fee income                                   436           380
Other operating income                             232            46
Realized losses on securities, net                 (32)         (333)
---------------------------------------------------------------------
  Total Other Income                          $  4,624      $  3,488
---------------------------------------------------------------------


Other income increased $1,136 or 32.6% to $4,624 from $3,488 during the first half of 2001. Contributing to the growth in other income were increases in trust division revenue of $70 or 11.4% to $682 from $612 and service charge revenue of $173 or 49.3% to $524 from $351, due to the implementation, in April of 2001, of a third party review of operations which began in the fourth quarter of 2000 and was completed in the first quarter of 2001. Also, there were increases in merchant transaction income of $350 or 14.4% to $2,782 from $2,432 and other operating income increased $186 due mostly to brokerage division income, which began operations one year ago in April of 2000.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2001  and  June  30,  2000,
respectively:

                                              June 30,      June 30,
Three Months Ended:                             2001          2000
---------------------------------------------------------------------
Salaries and employee benefits                $  1,954      $  1,950
Expense of premises and fixed assets               679           638
Merchant transaction expenses                      798           741
Other operating expenses                         1,200         1,008
---------------------------------------------------------------------
  Total Other Expenses                        $  4,631      $  4,337
---------------------------------------------------------------------


Other expenses increased $294 or 6.8% to $4,631 from $4,337 for the three months ended June 30, 2001, including an increase of $41 or 6.4% to $679 from $638 for premises and fixed assets, $57 or 7.7% to $798 from $741 for merchant transactions and $192 or 19% to $1,200 from $1,008 for other operating expenses, including outside services. Applicable income tax expense increased $216 or 105%, due to higher operating income.


The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2001 and June 30, 2000, respectively:

                                              June 30,      June 30,
Six Months Ended:                               2001          2000
---------------------------------------------------------------------
Salaries and employee benefits                $  3,986      $  3,890
Expense of premises and fixed assets             1,402         1,313
Merchant transaction expenses                    2,465         2,181
Other operating expenses                         2,407         1,999
---------------------------------------------------------------------
  Total Other Expenses                        $ 10,260      $  9,383
---------------------------------------------------------------------


Other expenses increased $877 or 9.3% to $10,260 from $9,383 during the first half of 2001, including increases of $89 or 6.8% to $1,402 from $1,313 for premises and fixed assets, $284 or 13% to $2,465 from $2,181 for merchant transactions and $408 or 20.4% to $2,407 from $1,999 for other operating expenses due mainly to expenses of outside services, postage, other real estate owned and correspondent bank service charges. Applicable income tax expense increased $179 or 34.7% to $695 from $516.




Loan Portfolio


Details regarding the Company's loan portfolio are allocated as follows:



                                                    June 30,     December 31,
As Of:                                                2001          2000
-----------------------------------------------------------------------------
Real estate - construction and land development    $  10,450      $   9,321
Real estate mortgages                                239,838        234,212
Commercial                                            29,364         21,566
Credit card and related plans                          2,183          2,267
Installment                                           30,882         30,290
Obligations of states & political subdivisions        16,974         10,085
-----------------------------------------------------------------------------
  Loans, net of unearned income                      329,691        307,741
Less:  Allowance for loan losses                       3,150          3,100
-----------------------------------------------------------------------------
  Loans, net                                       $ 326,541      $ 304,641
-----------------------------------------------------------------------------

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                              June 30,   December 31,   June 30,
As Of:                                          2001         2000         2000
--------------------------------------------------------------------------------
Non-accrual loans                             $ 1,436      $ 1,210      $   524
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        314          313          271
  Credit card and home equity loans                 7           23           43
--------------------------------------------------------------------------------
  Total non-performing loans                    1,757        1,546          838
Ot real estate owned                              199          201          204
--------------------------------------------------------------------------------
  Total non-performing assets                 $ 1,956      $ 1,747      $ 1,042
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,436 and $524 at June 30, 2001 and June 30, 2000, respectively. If interest on those loans had been accrued, such income would have been $142 and $101 for the six months ended June 30, 2001 and June 30, 2000, respectively. Interest income on those loans, which is recorded only when received, amounted to $8 and $6 for June 30, 2001 and June 30, 2000, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2001 there are no significant loans as to which management has serious doubt about their collectibility.

At June 30, 2001 and December 31, 2000, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                            June 30,        June 30,
Six Months Ended:                             2001           2000
--------------------------------------------------------------------
Balance at beginning of year                $ 3,100         $ 2,950
Charge-offs:
  Real estate mortgages                           -              34
  Commercial and all others                     388              51
  Credit card and related plans                  12               4
  Installment loans                              14              10
--------------------------------------------------------------------
Total charge-offs                               414               99
--------------------------------------------------------------------
Recoveries:
  Real estate mortgages                          15               6
  Commercial and all others                       -               -
  Credit card and related plans                   -               6
  Installment loans                               8              15
--------------------------------------------------------------------
Total recoveries                                 23              27
--------------------------------------------------------------------
Net charge-offs (recoveries)                    391              72
--------------------------------------------------------------------
Provision charged to operations                 441              72
--------------------------------------------------------------------
  Balance at End of Period                  $ 3,150         $ 2,950
--------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                  0.120%          0.025%
--------------------------------------------------------------------



The allowance for loan losses is allocated as follows:

As Of:                           June 30, 2001      December 31, 2000       June 30, 2000
------------------------------------------------------------------------------------------
                                Amount       %*      Amount        %*      Amount       %*
------------------------------------------------------------------------------------------
Real estate mortgages          $ 1,500     76%      $ 1,500      79%      $ 1,500     77%
Commercial and all others        1,150     14%        1,100      10%          950     12%
Credit card and related plans      150      1%          150       1%          150      1%
Personal installment loans         350      9%          350      10%          350     10%
------------------------------------------------------------------------------------------
  Total                        $ 3,150    100%      $ 3,100     100%      $ 2,950    100%
------------------------------------------------------------------------------------------


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

The Company's total risk-based capital ratio was 17.15% at June 30, 2001. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criterion, which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.



PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     The  Annual  Meeting  of   Shareholders  of  Penseco   Financial   Services
     Corporation was held on May 1, 2001.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2005, were elected:

                         number of votes      number of votes       number of
                        cast for director  cast against director  votes not cast
                        -----------------  ---------------------  --------------

     Richard E. Grimm       1,965,547             65,364             117,089
     James B. Nicholas      1,983,539             47,372             117,089
     Sandra C. Phillips     1,969,330             61,581             117,089


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


     a.  Exhibits

          No exhibits are filed with this form 10-Q in the quarter ended June 30, 2001.

     b.  Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended June 30, 2001

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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    July 31, 2001



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    July 31, 2001