Form 10-Q
period 2001-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2001-11-06
CIK 1054508

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

                For the quarterly period ended September 30, 2001

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

                               ------------------

        Internal Revenue Service-- Employer Identification No. 23-2939222

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 31, 2001 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

   Item 1. Financial Statements - Consolidated

             Balance Sheets:

                September 30, 2001...........................................  3
                December 31, 2000............................................  3

             Statements of Income:

                Three Months Ended September 30, 2001........................  4
                Three Months Ended September 30, 2000........................  4
                Nine Months Ended September 30, 2001.........................  5
                Nine Months Ended September 30, 2000.........................  5

             Statements of Cash Flows:

                Nine Months Ended September 30, 2001.........................  6
                Nine Months Ended September 30, 2000.........................  6

             Notes to Financial Statements...................................  7

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 11


Part II -- OTHER INFORMATION

   Item 1. Legal Proceedings................................................. 17

   Item 2. Changes in Securities............................................. 17

   Item 3. Defaults Upon Senior Securities................................... 17

   Item 4. Submission of Matters to a Vote of Security Holders............... 17

   Item 5. Other Information................................................. 17

   Item 6. Exhibits and Reports on Form 8-K.................................. 17

   Signatures................................................................ 18

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                               September 30,            December 31,
                                                                   2001                     2000
                                                              --------------           ---------------
ASSETS
Cash and due from banks                                         $  10,074                 $  18,775
Interest bearing balances with banks                                  219                       358
Federal funds sold                                                      -                         -
                                                              --------------           ---------------
  Cash and Cash Equivalents                                        10,293                    19,133
Investment securities:
  Available-for-sale, at fair value                                97,568                   105,572
  Held-to-maturity (fair value of $33,216
    and $20,840, respectively)                                     32,472                    20,236
                                                              --------------           ---------------
  Total Investment Securities                                     130,040                   125,808
Loans, net of unearned income                                     329,185                   307,741
  Less: Allowance for loan losses                                   3,400                     3,100
                                                              --------------           ---------------
  Loans, Net                                                      325,785                   304,641
Bank premises and equipment                                        10,922                    11,707
Other real estate owned                                                87                       201
Accrued interest receivable                                         4,394                     3,990
Other assets                                                        2,082                     1,750
                                                              --------------           ---------------
  Total Assets                                                  $ 483,603                 $ 467,230
                                                              ==============           ===============
LIABILITIES
Deposits:
  Non-interest bearing                                          $  66,640                 $  64,184
  Interest bearing                                                330,506                   323,255
                                                              --------------           ---------------
  Total Deposits                                                  397,146                   387,439
Other borrowed funds:
  Repurchase agreements                                            19,640                    15,086
  Short-term borrowings                                             7,713                    11,503
Accrued interest payable                                            1,914                     2,268
Other liabilities                                                   2,097                       867
                                                              --------------           ---------------
  Total Liabilities                                               428,510                   417,163
                                                              --------------           ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                 21                        21
Surplus                                                            10,819                    10,819
Retained earnings                                                  40,942                    38,269
Accumulated other comprehensive income                              3,311                       958
                                                              --------------           ---------------
  Total Stockholders' Equity                                       55,093                    50,067
                                                              --------------           ---------------
  Total Liabilities and Stockholders' Equity                    $ 483,603                 $ 467,230
                                                              ==============           ===============

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                Three Months Ended              Three Months Ended
                                                                September 30, 2001              September 30, 2000
                                                              ----------------------          ----------------------
INTEREST INCOME
Interest and fees on loans                                           $  6,184                        $  6,113
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  1,412                           1,424
  States & political subdivisions                                         443                             354
  Other securities                                                         35                              31
Interest on Federal funds sold                                              1                              46
Interest on balances with banks                                            21                              25
                                                              ----------------------          ----------------------
  Total Interest Income                                                 8,096                           7,993
                                                              ----------------------          ----------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                             415                             602
Interest on other deposits                                              2,376                           2,646
Interest on other borrowed funds                                          181                             278
                                                              ----------------------          ----------------------
  Total Interest Expense                                                2,972                           3,526
                                                              ----------------------          ----------------------
  Net Interest Income                                                   5,124                           4,467
Provision for loan losses                                                 284                             148
                                                              ----------------------          ----------------------
  Net Interest Income After Provision for Loan Losses                   4,840                           4,319
                                                              ----------------------          ----------------------
OTHER INCOME
Trust department income                                                   282                             353
Service charges on deposit accounts                                       300                             181
Merchant transaction income                                             1,651                           1,869
Other fee income                                                          236                             209
Other operating income                                                    149                             133
Realized losses on securities, net                                          6                             (21)
                                                              ----------------------          ----------------------
  Total Other Income                                                    2,624                           2,724
                                                              ----------------------          ----------------------
OTHER EXPENSES
Salaries and employee benefits                                          1,958                           1,983
Expense of premises and fixed assets                                      628                             675
Merchant transaction expenses                                           1,409                           1,650
Other operating expenses                                                1,059                             933
                                                              ----------------------          ----------------------
  Total Other Expenses                                                  5,054                           5,241
                                                              ----------------------          ----------------------
Income before income taxes                                              2,410                           1,802
Applicable income taxes                                                   610                             373
                                                              ----------------------          ----------------------
  Net Income                                                            1,800                           1,429
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                  1,770                             624
                                                              ----------------------          ----------------------
  Comprehensive Income                                               $  3,570                        $  2,053
                                                              ======================          ======================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                            $   0.84                        $   0.67
Cash Dividends Declared Per Common Share                             $   0.25                        $   0.22


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Nine Months Ended               Nine Months Ended
                                                                September 30, 2001              September 30, 2000
                                                              ----------------------          ----------------------
INTEREST INCOME
Interest and fees on loans                                           $ 18,874                        $ 17,457
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  4,215                           3,638
  States & political subdivisions                                       1,153                             938
  Other securities                                                         98                              94
Interest on Federal funds sold                                              6                             413
Interest on balances with banks                                            30                             318
                                                              ----------------------          ----------------------
  Total Interest Income                                                24,376                          22,858
                                                              ----------------------          ----------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                           1,357                           1,724
Interest on other deposits                                              7,614                           7,555
Interest on other borrowed funds                                        1,025                             631
                                                              ----------------------          ----------------------
  Total Interest Expense                                                9,996                           9,910
                                                              ----------------------          ----------------------
  Net Interest Income                                                  14,380                          12,948
Provision for loan losses                                                 725                             220
                                                              ----------------------          ----------------------
  Net Interest Income After Provision for Loan Losses                  13,655                          12,728
                                                              ----------------------          ----------------------
OTHER INCOME
Trust department income                                                   964                             965
Service charges on deposit accounts                                       824                             532
Merchant transaction income                                             4,433                           4,301
Other fee income                                                          672                             589
Other operating income                                                    381                             179
Realized gains (losses) on securities, net                                (26)                           (354)
                                                              ----------------------          ----------------------
  Total Other Income                                                    7,248                           6,212
                                                              ----------------------          ----------------------
OTHER EXPENSES
Salaries and employee benefits                                          5,944                           5,873
Expense of premises and fixed assets                                    2,030                           1,988
Merchant transaction expenses                                           3,874                           3,831
Other operating expenses                                                3,466                           2,932
                                                              ----------------------          ----------------------
  Total Other Expenses                                                 15,314                          14,624
                                                              ----------------------          ----------------------
Income before income taxes                                              5,589                           4,316
Applicable income taxes                                                 1,305                             889
                                                              ----------------------          ----------------------
  Net Income                                                            4,284                           3,427
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                  2,353                             891
                                                              ----------------------          ----------------------
  Comprehensive Income                                               $  6,637                        $  4,318
                                                              ======================          ======================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                            $   1.99                        $   1.60
Cash Dividends Declared Per Common Share                             $   0.75                        $   0.66


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                     Nine Months Ended        Nine Months Ended
                                                                                     September 30, 2001       September 30, 2000
                                                                                   ---------------------    ----------------------
OPERATING ACTIVITIES
Net Income                                                                               $   4,284                $   3,427
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 977                      917
  Provision for loan losses                                                                    725                      220
  Deferred income tax provision (benefit)                                                        1                      (18)
  Amortization of securities, (net of accretion)                                                13                       54
  Net realized losses (gains) on securities                                                     26                      354
  Loss (gain) on other real estate                                                              21                       19
  (Increase) decrease in interest receivable                                                  (404)                  (1,197)
  (Increase) decrease in other assets                                                         (332)                     113
  Increase (decrease) in income taxes payable                                                  172                       40
  (Decrease) increase in interest payable                                                     (354)                     536
  (Decrease) increase in other liabilities                                                    (156)                       57
                                                                                   ---------------------    ----------------------
    Net cash provided (used) by operating activities                                         4,973                    4,522
                                                                                   ---------------------    ----------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                     (36,010)                 (44,561)
  Proceeds from maturities of investment securities available-for-sale                      47,568                   37,802
  Purchase of investment securities to be held-to-maturity                                 (13,407)                 (10,689)
  Proceeds from repayments of investment securities to be held-to-maturity                   1,144                      687
  Net loans (originated) repaid                                                            (21,991)                 (26,023)
  Proceeds from other real estate                                                              215                      104
  Investment in premises and equipment                                                        (192)                    (546)
                                                                                   ---------------------    ----------------------
    Net cash (used) provided by investing activities                                       (22,673)                 (43,226)
                                                                                   ---------------------    ----------------------

FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                     5,212                   21,369
  Net proceeds (payments) on time deposits                                                   4,495                   (4,874)
  Increase (decrease) in federal funds purchased                                                 -                        -
  Increase (decrease) in repurchase agreements                                               4,554                    4,233
  Net (decrease) increase in short-term borrowings                                          (3,790)                   6,583
  Cash dividends paid                                                                       (1,611)                  (1,418)
                                                                                   ---------------------    ----------------------
    Net cash provided (used) by financing activities                                         8,860                   25,893
                                                                                  ---------------------    ----------------------
    Net (decrease) increase in cash and cash equivalents                                    (8,840)                 (12,811)
Cash and cash equivalents at January 1                                                      19,133                   25,111
                                                                                    ---------------------    ----------------------
Cash and cash equivalents at September 30                                                $  10,293                $  12,300
                                                                                    =====================    ======================

The Company  paid  interest  and income taxes of $10,350 and $987 and $9,374 and
$728,   for  the  nine  month  periods  ended   September  30,  2001  and  2000,
respectively.

                   Notes to CONSOLIDATED Financial Statements
                    For the Quarter Ended September 30, 2001
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2000, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2001. These Notes to Consolidated Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and September 30, 2000, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and
(3) the Company's Annual Report - Form 10-K for the year ended December 31, 2000, incorporated herein by reference.


NOTE 1 -- Principles of Consolidation

Penseco Financial Services Corporation (Company) is a financial holding company, incorporated in 1997 under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a state chartered bank.

The Company's revenues are attributable to a single reporting segment; therefore segment information is not presented.

The accounting policies of the Company conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.


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

The Company has no derivative financial instruments.

The amortized cost and fair value of investment securities at September 30, 2001 and December 31, 2000 are as follows:



                               Available-for-Sale

                                                Gross         Gross
                                  Amortized   Unrealized   Unrealized    Fair
September 30, 2001                   Cost       Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities           $ 34,989     $ 1,342      $   -      $ 36,331
U.S. Agency securities               55,382       3,569          -        58,951
States & political subdivisions           -           -          -             -
--------------------------------------------------------------------------------
  Total Debt Securities              90,371       4,911          -        95,282
Equity securities                     2,180         106          -         2,286
--------------------------------------------------------------------------------
  Total Available-for-Sale         $ 92,551     $ 5,017      $   -      $ 97,568
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                                Gross         Gross
                                  Amortized   Unrealized   Unrealized    Fair
September 30, 2001                  Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities      $  2,732      $   3        $  39      $  2,696
States & political subdivisions     29,740        888          108        30,520
--------------------------------------------------------------------------------
  Total Held-to-Maturity          $ 32,472      $ 891        $ 147      $ 33,216
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at September 30, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2001                      Available-for-Sale          Held-to-Maturity
--------------------------------------------------------------------------------------
                                       Amortized     Fair         Amortized     Fair
                                         Cost        Value          Cost        Value
--------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities             $ 14,996    $ 15,191       $      -    $      -
After one year through five years:
  U.S. Treasury securities               19,993      21,140              -           -
  U.S. Agency securities                 55,382      58,951              -           -
After five years through ten years:
After ten years:
  States & political subdivisions             -           -         29,740      30,520
--------------------------------------------------------------------------------------
  Subtotal                               90,371      95,282         29,740      30,520
Mortgage-backed securities                    -           -          2,732       2,696
--------------------------------------------------------------------------------------
  Total Debt Securities                $ 90,371    $ 95,282       $ 32,472    $ 33,216
--------------------------------------------------------------------------------------


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2001, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                      Actual                                       Regulatory Requirements
------------------------------------------------     -----------------------------------------------
                                                          For Capital                 To Be
                                                       Adequacy Purposes        "Well Capitalized"
As of September 30, 2001       Amount     Ratio         Amount     Ratio         Amount       Ratio
----------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 55,182    17.74%     > $ 24,892    > 8.0%    > $ 31,114    >  10.0%
                                                     -             -         -             -

Tier 1 Capital
(to Risk Weighted Assets)     $ 51,782    16.64%     > $ 12,446    > 4.0%    > $ 18,668    >   6.0%
                                                     -             -         -             -

Tier 1 Capital
(to Average Assets)           $ 51,782    10.87%     > $      *    >   *     > $ 23,827    >   5.0%
                                                     -             -         -             -

*3.0% ($14,296), 4.0% ($19,061) or 5.0% ($23,827) depending on the bank's CAMELS
Rating and other regulatory risk factors.



As of December 31, 2000
----------------------------------------------------------------------------------------------------
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

PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and it's subsidiary ("Penn Security Bank and Trust Company") for the three months ended September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and September 30, 2000. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported an increase in net income of $371 or 26.0% to $1,800 from $1,429 reported for the three months ended September 30, 2001. This is attributed to increases in the net interest margin and increased efficiencies in operating expenses offset by taxes.

The Company also reported an increase in net income of $857 or 25.0% to $4,284 for the nine months ended September 30, 2001 from $3,427 reported for the year ago period, largely due to increases in the net interest margin, due to continued strong loan demand. Also, there were increases in other income of $1,036 or 16.7%, mainly from increases in fee-based services. Securities losses were $26 in 2001 down from $354 in 2000, offset by other operating expenses and taxes.

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

Net interest income after provision for loan losses increased $927, or 7.3% from $12,728 from the first nine months of 2000 to $13,655 in 2001. Earning assets repriced upward 8 basis points due to a change in investment strategy and strong loan demand, along with interest bearing liabilities decreasing 17 basis points, mainly due to the Federal Reserve cutting short-term interest rates nine times in 2001.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 2001, the net interest margin was 4.24%, increasing 22 basis points from 4.02% in the same period of 2000.

Total average earning assets and average interest bearing funds increased in the first nine months of 2001 as compared to 2000. Average earning assets increased $23.5 million or 5.5%, from $429.1 million in 2000 to $452.6 million in 2001 and average interest bearing funds increased $18.8 million, or 5.5%, from $341.2 million to $360.0 million for the same periods. As a percentage of average assets, earning assets increased to 95.0% for the first nine months of 2001 from 94.4% from the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first nine months of both 2001 and 2000; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets increased from 70.0% in 2000 to 72.5% in 2001; average investments increased from 26.3% in 2000 to 27.2% in 2001. Short-term investments, federal funds sold and interest bearing balances with banks decreased $14.6 million to $1.4 from $16.0 and also decreased as a percentage of earning assets from 3.7% in 2000 to .3% in 2001. Time deposits decreased $5.9 million from 45.1% in 2000 to 41.1% in 2001, which helped slow the increase in funding costs. However, short-term borrowings and repurchase agreements increased $18.2 from 5.2% in 2000 to 10.0% in 2001, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 51 basis points from 6.09% in the nine months of 2000 to 6.60% for 2001. Average loan yields decreased 9 basis points, from 7.75% in the first three quarters of 2000 to 7.66% in 2001.

The average time deposit costs decreased 20 basis points from 5.47% in 2000 to 5.27% in 2001, while money market accounts increased 3 basis points from 3.34% in 2000 to 3.37% in 2001. These are the primary causes of the decrease in the total cost of funds rate from 3.87% in 2000 to 3.70% in 2001.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for September 30, 2001 and September 30, 2000.


-----------------------------------------------------------------------------------------------------------
                                                September 30, 2001       |          September 30, 2000
ASSETS                                   Average     Revenue/     Yield/ |   Average     Revenue/     Yield/
                                         Balance     Expense       Rate  |   Balance     Expense      Rate
-----------------------------------------------------------------------------------------------------------
Investment Securities                                                    |
  Available-for-sale:                                                    |
    U.S. Treasury securities            $  39,756    $  1,786      5.99% |  $  61,621    $  2,686      5.81%
    U.S. Agency obligations                48,964       2,277      6.20% |     15,665         751      6.39%
    States & political subdivisions         6,725         245      7.35% |     17,407         447      5.19%
    Federal Home Loan Bank stock            1,911          94      6.56% |      1,798          93      6.90%
    Other                                     269           4      1.98% |         20           1      5.00%
  Held-to-maturity:                                                      |
    U.S. Agency obligations                 2,971         152      6.82% |      4,281         200      6.23%
    States & political subdivisions        22,273         908      8.23% |     11,996         492      8.29%
Loans, net of unearned income:                                           |
  Real estate mortgages                   252,722      14,523      7.66% |    229,748      13,353      7.75%
  Commercial                               28,813       1,703      7.88% |     19,293       1,347      9.31%
  Consumer and other                       46,756       2,648      7.55% |     51,197       2,757      7.18%
Federal funds sold                            225           6      3.55% |      9,365         413      5.88%
Interest on balances with banks             1,218          30      3.28% |      6,683         318      6.34%
-----------------------------------------------------------------------------------------------------------
Total Earning Assets/                                                    |
  Total Interest Income                   452,603    $ 24,376      7.18% |    429,074    $ 22,858      7.10%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                     7,759                        |     11,657
Bank premises and equipment                11,077                        |     12,089
Accrued interest receivable                 3,880                        |      3,577
Other assets                                4,359                        |      1,256
Less:  Allowance for loan losses            3,148                        |      3,007
-----------------------------------------------------------------------------------------------------------
Total Assets                            $ 476,530                        |  $ 454,646
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     |
Deposits:                                                                |
  Demand-Interest bearing               $  24,729    $    201      1.08% |  $  22,863    $    187      1.09%
  Savings                                  64,204         713      1.48% |     65,424         743      1.51%
  Money markets                            87,092       2,203      3.37% |     81,384       2,038      3.34%
  Time - Over $100                         32,656       1,357      5.54% |     38,033       1,724      6.04%
  Time - Other                            115,361       4,497      5.20% |    115,875       4,587      5.28%
Federal funds purchased                         3           -         -  |         22           1      6.06%
Repurchase agreements                      17,945         546      4.06% |     16,485         578      4.67%
Short-term borrowings                      17,980         479      3.55% |      1,151          52      6.02%
-----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/                                      |
  Total Interest Expense                  359,970    $  9,996      3.70% |    341,237    $  9,910      3.87%
-----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing              60,278                        |     63,613
All other liabilities                       3,016                        |      1,847
Stockholders' equity                       53,266                        |     47,949
-----------------------------------------------------------------------------------------------------------
Total Liabilities and                                                    |
  Stockholders' Equity                  $ 476,530                        |  $ 454,646
-----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.48% |                             3.23%
-----------------------------------------------------------------------------------------------------------
Net Interest Income                                  $ 14,380            |               $ 12,948
-----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS                                                         |
  Net interest margin                                              4.24% |                             4.02%
  Return on average assets                                         1.20% |                             1.01%
  Return on average equity                                        10.72% |                             9.53%
  Average equity to average assets                                11.18% |                            10.59%
  Dividend payout ratio                                           37.74% |                            41.31%
-----------------------------------------------------------------------------------------------------------


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

In the three quarters of 2001, the provision for loan losses was $725, an increase of $505 or 229.5% from $220 in the first nine months of 2000, mainly due to the softening of the economy. Loans charged-off totaled $454 and recoveries were $29 for the nine months ended September 30, 2001. In the same period of 2000, recoveries of $48 offset loans charged off of $118.

Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2001 and September 30, 2000, respectively:


                                        September 30,      September 30,
Three Months Ended:                         2001               2000
------------------------------------------------------------------------
Trust department income                   $    282           $    353
Service charges on deposit accounts            300                181
Merchant transaction income                  1,651              1,869
Other fee income                               236                209
Other operating income                         149                133
Realized losses on securities, net               6                (21)
------------------------------------------------------------------------
  Total Other Income                      $  2,624           $  2,724
------------------------------------------------------------------------


Other income decreased $100 or 3.7% for the three months ended September 30, 2001 to $2,624 from $2,724 for the three months ended September 30, 2000. Trust department income fell $71 or 20.1%. Much of this difference is due to fees based on market valuations. Service charge income increased $119 or 65.7% largely due to a cost/revenue study concluded earlier this year. Merchant transaction income decreased $218 or 11.7% due to the slow down in the economy. Other fee income increased $27 or 12.9% mainly due to increases in ATM transaction volume fees and operating income increased $16 or 12% mainly from the brokerage division.


The following table sets forth information by category of other income for the Company for nine months ended September 30, 2001 and September 30, 2000, respectively:


                                        September 30,      September 30,
Nine Months Ended:                          2001               2000
------------------------------------------------------------------------
Trust department income                   $    964           $    965
Service charges on deposit accounts            824                532
Merchant transaction income                  4,433              4,301
Other fee income                               672                589
Other operating income                         381                179
Realized losses on securities, net             (26)              (354)
------------------------------------------------------------------------
  Total Other Income                      $  7,248           $  6,212
------------------------------------------------------------------------

Other income increased $1,036 or 16.7% for the first nine months of 2001 to $7,248 from $6,212 for the same period of 2000. Contributing increases came from service charges of $292 or 54.9%, mainly from a cost/revenue study concluded in the second quarter of 2001. Other fee income increased $83 or 14.1%, of which $37 came from cardholder discounts and $28 from increases in ATM transaction fees due to higher volumes. Other income increased $202 or 112.8%, largely from an increase of $138 from our brokerage division, which is exceeding management's expectations. The loss on the sale of securities was $26 in 2001 compared to a $354 loss in 2000, which related to the sale of ten million dollars of short-term municipal securities and subsequent re-investment into longer term, higher yielding municipal securities.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2001 and September 30, 2000, respectively:


                                        September 30,      September 30,
Three Months Ended:                         2001               2000
------------------------------------------------------------------------
Salaries and employee benefits            $  1,958           $  1,983
Expense of premises and fixed assets           628                675
Merchant transaction expenses                1,409              1,650
Other operating expenses                     1,059                933
------------------------------------------------------------------------
  Total Other Expenses                    $  5,054           $  5,241
------------------------------------------------------------------------


Other expenses decreased $187 or 3.6% for the three month period ended September 30, 2001 to $5,054 from $5,241 for the three month period ended September 30, 2000. Merchant transaction expenses decreased $241 or 14.6% due to the slowing economy. Other operating expenses increased $126 or 13.5%. Contributing items were outside services, postage, supplies and other expenses.

The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2001 and September 30, 2000, respectively:


                                        September 30,      September 30,
Nine Months Ended:                          2001               2000
------------------------------------------------------------------------
Salaries and employee benefits            $  5,944           $  5,873
Expense of premises and fixed assets         2,030              1,988
Merchant transaction expenses                3,874              3,831
Other operating expenses                     3,466              2,932
------------------------------------------------------------------------
  Total Other Expenses                    $ 15,314           $ 14,624
------------------------------------------------------------------------


Other expenses increased $690 or 4.7% for the nine months ended September 30, 2001 to $15,314 from $14,624 for the nine months ended September 30, 2000. Merchant transaction expenses remained relatively flat mainly due to the already anemic economy. Other operating expenses increased $534 or 18.2%, mostly from increases in outside services, postage and other expenses.

Loan Portfolio

Details regarding the Company's loan portfolio are allocated as follows:

                                                  September 30,    December 31,
As Of:                                                2001            2000
-------------------------------------------------------------------------------
Real estate - construction and land development     $  10,385       $   9,321
Real estate mortgages                                 244,051         234,212
Commercial                                             29,277          21,566
Credit card and related plans                           2,256           2,267
Installment                                            30,656          30,290
Obligations of states & political subdivisions         12,560          10,085
-------------------------------------------------------------------------------
  Loans, net of unearned income                       329,185         307,741
Less:  Allowance for loan losses                        3,400           3,100
-------------------------------------------------------------------------------
  Loans, net                                        $ 325,785       $ 304,641
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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                               September 30,    December 31,    September 30,
As Of:                                             2001             2000            2000
---------------------------------------------------------------------------------------------
Non-accrual loans                                 $ 1,123          $ 1,210         $ 1,696
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            379              313             312
  Credit card and home equity loans                    21               23              27
---------------------------------------------------------------------------------------------
  Total non-performing loans                        1,523            1,546           2,035
Other real estate owned                                87              201             201
---------------------------------------------------------------------------------------------
  Total non-performing assets                     $ 1,610          $ 1,747         $ 2,236
---------------------------------------------------------------------------------------------



Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,123 and $1,696 at September 30, 2001 and September 30, 2000, respectively. If interest on those loans had been accrued, such income would have been $125 and $145 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Interest income on those loans, which is recorded only when received, amounted to $23 and $87 for September 30, 2001 and September 30, 2000, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2001 there are no significant loans as to which management has serious doubt about their collectibility.

At September 30, 2001 and December 31, 2000, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                         September 30,          September 30,
Nine Months Ended:                           2001                   2000
-----------------------------------------------------------------------------
Balance at beginning of year               $ 3,100                $ 2,950
Charge-offs:
  Real estate mortgages                         26                     34
  Commercial and all others                    388                     51
  Credit card and related plans                 23                     20
  Installment loans                             17                     13
-----------------------------------------------------------------------------
Total charge-offs                              454                    118
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                         20                     24
  Commercial and all others                      -                      -
  Credit card and related plans                  -                      8
  Installment loans                              9                     16
-----------------------------------------------------------------------------
Total recoveries                                29                     48
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                   425                     70
-----------------------------------------------------------------------------
Provision charged to operations                725                    220
-----------------------------------------------------------------------------
  Balance at End of Period                 $ 3,400                $ 3,100
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                0.129%                 0.023%
-----------------------------------------------------------------------------


The allowance for loan losses is allocated as follows:


As Of:                           September 30, 2001    December 31, 2000    September 30, 2000
----------------------------------------------------------------------------------------------
                                  Amount         %*     Amount        %*     Amount         %*
----------------------------------------------------------------------------------------------
Real estate mortgages            $ 1,600       77%     $ 1,500      79%     $ 1,500       77%
Commercial and all others          1,300       13%       1,100      10%       1,100       13%
Credit card and related plans        150        1%         150       1%         150        1%
Personal installment loans           350        9%         350      10%         350        9%
----------------------------------------------------------------------------------------------
  Total                          $ 3,400      100%     $ 3,100     100%     $ 3,100      100%
----------------------------------------------------------------------------------------------


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

The Company's total risk-based capital ratio was 17.74% at September 30, 2001. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criterion, which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.



PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

    None.


Item 2 -- Changes in Securities

    None.


Item 3 -- Defaults Upon Senior Securities

    None.


Item 4 -- Submission of Matters to a Vote of Security Holders

    None.


Item 5 -- Other Information

    None.


Item 6 -- Exhibits and Reports on Form 8-K


   a.  Exhibits
         No exhibits are filed with this form 10-Q in the quarter ended
           September 30, 2001.

   b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended September 30,
           2001

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


PENSECO FINANCIAL SERVICES

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    November 1, 2001



By            /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    November 1, 2001