Form 10-K
period 2001-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2002-03-26
CIK 1054508

(INSIDE COVER)

Customer Services

A detailed listing of the services offered by the Company is as follows:

DEPOSIT ACCOUNTS

All Purpose Clubs
Certificates of Deposit
Christmas Clubs
Demand Accounts
Individual Retirement Accounts
Money Market Accounts
NOW Accounts
Savings Accounts
Time Open Accounts
Vacation Clubs

LENDING

Appliance Loans
Automobile Loans
Business Loans
Collateral Loans
Comercial Equipment Leasing
Construction Loans
Cosmic Card (Debit Card, Check Card)
Credit Lines
Educational Loans
Home Equity Loans
Home Repair and Remodeling Loans
Installment Loans
MasterCard and VISA (Credit Card)
Mortgage Loans (Residential and Commercial)
Personal Loans

OTHER SERVICES

ATM Services
Bank Money Orders
Cash Management
Cashier's Checks
College Campus Card Interface
Data Processing Services
Direct Deposit of Recurring Payments
EDI-ACH Service
Foreign Remittance
Home Banking Services
Internet Banking
Investor Services
  (a) Brokerage
  (b) Insurance
Lockbox Services
Night Depository
Point-of-Sale Banking
Repurchase Agreements
Safe Deposit Boxes
Travelers Checks
Trust Department Services
  (a)  Administrator
  (b)  Agent
  (c)  Custodian and Trustee for Pension Plans
  (d)  Executor
  (e)  Guardian
  (f)  Securities Depository Service
  (g)  Trustee
  (h)  Trustee for Public Bond Issues
U.S. Savings Bonds


BRANCH LOCATIONS  (with ATMs)

Abington
1100 Northern Boulevard
Clarks Summit, PA
Carl M. Baruffaldi, Manager
(570) 587-4898

East Scranton
Prescott Avenue & Ash Street
Scranton, PA
Beth S. Wolff, Manager
(570) 342-9101

East Stroudsburg
Route 209 & Route 447
East Stroudsburg, PA
Denise M. Cebular, Manager
(570) 420-0432

Gouldsboro
Main & Second Streets
Gouldsboro, PA
Lori A. Dzwieleski, Manager
(570) 842-6473

Green Ridge
1901 Sanderson Avenue
Scranton, PA
Jeffrey Solimine, Manager
(570) 346-4695

Central City
150 North Washington Avenue
Scranton, PA
Andrew A. Kettel, Jr., Manager
(570) 346-7741

Mount Pocono
Route 611 & Route 940
Mount Pocono, PA
Karyn Gaus Vashlishan, Manager
(570) 839-8732

North Pocono
Main & Academy Streets
Moscow, PA
Deborah A. Wright, Manager
(570) 842-7626

South Scranton
526 Cedar Avenue
Scranton, PA
J. Patrick Dietz, Manager
(570) 343-1151


Other ATM locations

Acorn Market
Route 209
Marshall's Creek, PA

Acorn Market
Route 611
Swiftwater, PA

Convenient Food Mart
Wyoming & Mulberry Streets
Scranton, PA

Meadow Ave. & Hemlock St.
Scranton, PA

Metropolitan Life Insurance Company
Morgan Highway
Clarks Summit, PA

Red Barn Village
Newton Ransom Blvd
Newton, PA

On the Cover

A picture of our lighted Central City Office building appears on the front cover of this report. We added exterior lighting to highlight the significant architectural features of the building and a new sign signifying our holding company's logo, which was placed atop the building. We have received many compliments from the community regarding this improvement to the downtown Scranton business district. This new "beacon" of progress we hope will provide impetus to a new administration in Scranton City Hall to lead our community into a proud and better future.


                              www.pennsecurity.com

                              Financial Highlights
                              --------------------

In thousands, except
per share data               2001        2000        1999
---------------------------------------------------------
Earnings per share      $    2.62   $    2.21   $    2.17
Dividends per share     $    1.25   $    1.15   $    1.10
Total Capital           $  54,648   $  50,067   $  45,743
Total Deposits          $ 406,531   $ 387,439   $ 367,332
Total Assets            $ 482,551   $ 467,230   $ 428,614


                                    Contents
                                    --------
Customer Services ............................................Inside Front Cover
President's Letter ............................................................2
Board of Directors ............................................................3
Promotions and Appointments ...................................................3
Community Events ..............................................................5

                             Form 10-K

  Part 1, Item 1  Business ....................................................7
          Item 2  Properties ..................................................8
          Item 3  Legal Proceedings ...........................................8
          Item 4  Submission of Matters to a Vote of Security Holders .........8
  Part 2, Item 5  Market for Registrant's Common Equity and
                    Related Stockholder Matters ...............................9
          Item 6  Selected Financial Data ....................................10
          Item 7  Management Discussion and Analysis of Financial Condition
                    and Results of Operations ................................11
          Item 7A Quantitative and Qualitative Disclosures About Market Risk..20
          Item 8  Financial Statements and Supplementary Data ................22
                  Consolidated Balance Sheets ................................22
                  Consolidated Statements of Income ..........................23
                  Consolidated Statements of Stockholders' Equity ............24
                  Consolidated Statements of Cash Flows ......................25
                  General Notes to Financial Statements ......................26
                  Independent Auditor's Report ...............................35
          Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................36
  Part 3, Item 10 Directors and Executive Officers of the Registrant .........36
          Item 11 Executive Compensation .....................................36
          Item 12 Security Ownership of Certain Beneficial Owners
                    and Management ...........................................36
          Item 13 Certain Relationships and Related Transactions .............36
  Part 4, Item 14 Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K ......................................37
  Signatures .................................................................38
  Index to Exhibits ..........................................................39
Company Officers .............................................................40
Company Board Members .........................................Inside Back Cover

                  Penseco Financial Services Corporation / 2001 Annual Report  1

                               President's Letter
                               ------------------

Dear Shareholder

     I am pleased to report to you that 2001 was another record year for Penseco Financial Services Corporation. Earnings increased to $2.62 per share for 2001 from $2.21 per share for 2000. Dividends increased to $1.25 per share for 2001 from $1.15 per share for 2000. Total Assets increased to $483 million at year end 2001 from $467 million at year end 2000. Total Deposits increased to $407 million at year end 2001 from $387 million at year end 2000. Capital increased to $54.6 million at year end 2001 from $50.1 million at year end 2000. Although we believe our loan portfolio remains strong, the Bank also took steps to handle the fallout from the declining economy, increasing the allowance for loan losses by $500,000 or 16%.
     During 2001, in a concerted effort to avoid an economic recession, the Federal Reserve Board concentrated on providing a stimulus to the economy which started slowing dramatically at the end of 2000. Although progress was being made, the terrorist attacks on the World Trade Center and Pentagon pushed the economy over the edge into recession. During the year, the Federal Discount Rate and the Federal Funds target rate were lowered 11 times, resulting in the lowest short-term rates experienced in the country in over 40 years. Prime rate this year dropped from 9.50% to 4.75%. Long-term rates, however, did not fall as far, declining by only 1.5%. The modest repositioning of our investment portfolio in 2000 served us well in this declining rate environment.
     With the tax cuts and spending increases and slowdown of the economy, the anticipated Federal surplus has evaporated. With the Federal deficits providing a fiscal stimulus to the economy, combined with the Federal Reserve moves, the country should be out of the recession this year. As a consequence, rates should be on their way up over the next several years, so we must prepare for that eventuality.
     This year was a busy one for banks. The dramatic reduction in interest rates led to a flood of borrowers seeking to refinance their loans. To accommodate this, many loan modification agreements were entered into to enable the customer to participate in the lower rate structure without the increased expense of a complete refinancing.
     During the year, several of our Branch managers completed investment licensing so they can discuss investment products with our customers. They will work hand in hand with securities sales representatives in advising our customers regarding investment transactions. This is the first step toward establishing a fully licensed broker dealer subsidiary of our holding company.
     In the first quarter of the year, we employed the services of a bank advisory firm to analyze our operations and make recommendations of ways to
increase  our  revenues  and  decrease  our  costs.   Much  of  2001  was  spent
implementing these recommendations. I am pleased to report that this significantly impacted our bottom line and the last recommendation, installation of a loan and deposit documentation processing system, is happening as I write this letter.
     This year, the Enron scandal has called into question the reliability of financial information being fed to investors.I am pleased to tell you that Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, have not and will not engage in such deceptive practices.
     The year 2002 is to be a year of celebration for Penn Security Bank and Trust Company as it is the 100th year of existence of the Bank. Special events will be happening all year long. New Year's Eve began our celebration as literally thousands of people celebrated New Years in our Central City Lobby as we partnered with First Night Scranton in bringing an evening of entertainment for all to downtown Scranton. In anticipation, we added exterior lighting to our Central City Office highlighting the significant architectural features of the building and a new sign signifying our holding company's logo was placed atop the building. A picture of the lighted building appears on the front cover of this report. We have received many compliments from the community regarding this improvement to the downtown Scranton business district. This new "beacon" of progress we hope will impetus to a new administration in Scranton City Hall to lead our community out of economic distress and into a proud and better future. We have indicated our willingness to participate and invest our funds in this renaissance.
     During 2001, Michael G. Ostermayer was appointed Vice-President and Chief Investment Officer, Trust Services; also Katherine M. Oven was appointed Trust Portfolio Manager; and Dominick P. Gianuzzi, Assistant Trust Officer.
     In March of 2001, Ann Kennedy, our Gouldsboro Branch Manager, retired after 29 1/2 years of loyal service to our Bank. We have indeed been fortunate to have employees of such longevity. Lori A. Dzwieleski has assumed her duties as Branch Manager.
     In 2001, the following promotions were made: Patricia A. Bruno, Branch Operations Officer; Mary Carol Cicco, Business Development Officer; Frank Gardner, Assistant Cashier; Jill Ross, Merchant Officer; Susan Cottle, Assistant Cashier and Assistant Branch Manager Gouldsboro Office; Jennifer A. Lucchese, Assistant Branch Operations Officer; and Carolyn E. Brown, Assistant Branch Operations Officer. We congratulate these fine employees on their many achievements.
     We have indicated before that we are interested in providing a wide range of insurance products to our customers and we continue to pursue that goal.
     We think that our strong capital position, good earnings, advanced technology and solid customer base, both in our traditional geographic market and niche national markets, provide an excellent foundation for our continued success. In this endeavor you can help us by recommending us to your family, friends, and business organizations. This is your institution - let it serve you.

                                            Sincerely yours,

                                            Otto P. Robinson, Jr.
                                            President

2  Penseco Financial Services Corporation / 2001 Annual Report

The top of this page of the 2001 Annual Report to Shareholders contains one picture. A description of the picture follows:

                               Board of Directors
                               ------------------

Seated left to right:

Edwin J. Butler, Emily S. Perry, Attorney Otto P. Robinson, Jr., President; Sandra C. Phillips and Russell C. Hazelton

Standing left to right:

P. Frank Kozik, Secretary; Steven L. Weinberger, Robert W. Naismith, Ph.D., James B. Nicholas, James G. Keisling, D. William Hume, and Richard E. Grimm, Executive Vice-President and Treasurer



The bottom of this page of the 2001 Annual Report to Shareholders contains three pictures. A description of each picture follows, starting from left to right:


                            Promotions & Appointments
                            -------------------------


Michael G. Ostermayer
Vice-President, Chief Investment Officer, Trust Services

Katherine M. Oven
Trust Portfolio Manager

Dominick P. Gianuzzi
Assistant Trust Officer

                  Penseco Financial Services Corporation / 2001 Annual Report  3

This page of the 2001 Annual Report to Shareholders contains seven pictures. A description of each picture follows, starting at the top, from left to right:

                           Promotions & Appointments
                           -------------------------

Susan Cottle
Assistant Cashier, Assistant Branch Manager

Frank Gardner
Assistant Cashier

Patricia A. Bruno
Branch Operations Officer

Carolyn E. Brown
Assistant Branch Operations Officer

Jennifer A. Lucchese
Assistant Branch Operations Officer

Mary Carol Cicco
Business Development Officer

Jill Ross
Merchant Officer

4  Penseco Financial Services Corporation / 2001 Annual Report

                                Community Events
                                ----------------

The top portion of the 2001 Annual Report to Shareholders contains two pictures. Starting at the top, from left to right:

We contributed our former Green Ridge branch office to Neighborhood Housing of Scranton to make possible the site of the Neighbor Works Home Ownership Center, which opened on June 9, 2001.

An exterior view of the Central City office lobby is shown which highlights the significant architectural features of our building during the evening of our First Night festivities.


The lower porton of this page of the 2001 Annual Report to Shareholders contains six pictures.

The year 2002 is to be a year of celebration for Penn Security Bank and Trust Company as it is the 100th year of existence of the Bank. Special events will be happening all year long. New Year's Eve began our celebration as literally thousands of people celebrated New Years in our Central City office lobby, as we partnered with First Night Scranton in bringing an evening of entertainment for all to downtown Scranton. The pictures shown below depict several of the festivities which were happening in the Penn Security Bank lobby area on First Night.

                  Penseco Financial Services Corporation / 2001 Annual Report  5

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 2001

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

                          Securities Registered Under
                            Section 12(g) of the Act

                    Common Stock, Par Value $ .01 per share



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on FEBRUARY 15, 2002, based on the average of the closing bid and asked prices of such stock on that date equals Approximately $61,218,000. The number of shares of common stock outstanding as of FEBRUARY 15, 2002 equals 2,148,000.

Documents Incorporated by Reference

Portions  of  the   Corporation's   2001  Annual  Report  to  Stockholders   are
incorporated by reference in Parts I and II.

Portions of the Corporation's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

6  Penseco Financial Services Corporation / 2001 Annual Report

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

COMPETITION

The Bank operates in a competitive environment in which it must share its market with many local independent banks as well as several banks which are affiliates or branches of very large regional holding companies. The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the nationwide banks operating in it's region, and include commercial banks, savings and loan associations, credit unions and other lending institutions.
     The principal competitive factors among the Bank's competitors can be grouped into two categories: pricing and services. In the Bank's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, the Bank competes in areas such as convenience of location, types of services, service costs and banking hours.

EMPLOYEES

As of February 15, 2002, the Company employed 201 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

SUPERVISION AND REGULATION

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

                  Penseco Financial Services Corporation / 2001 Annual Report  7

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


ITEM 2  Properties

There are nine offices positioned throughout the greater Northeastern Pennsylvania region. They are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono and the Borough of East Stroudsburg at Eagle Valley Corners. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease.
     The principal office, located at the corner of North Washington Avenue and Spruce Street in the "Central City" of Scranton's business district, houses the operations, trust, investor services, marketing, credit card and audit departments as well as the Company's executive offices. Several remote ATM locations are leased by the Bank, which are located throughout Northeastern Pennsylvania. All branches and ATM locations are equipped with closed circuit television monitoring.


ITEM 3  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, as to which the Company or subsidiary is a party or of which any of their property is subject.


ITEM 4  Submission of Matters to a Vote of Security Holders

No matter was submitted by the Company to its shareholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

8  Penseco Financial Services Corporation / 2001 Annual Report

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


                               Dividends Paid
2001              High     Low   Per Share
---------------------------------------------
First Quarter     $ 25    $ 20    $ .25
Second Quarter      25      22      .25
Third Quarter       30      23      .25
Fourth Quarter      32      27      .50
                                 ------
                                 $ 1.25
                                 ======


                               Dividends Paid
2000              High     Low   Per Share
---------------------------------------------
First Quarter     $ 26    $ 21    $ .22
Second Quarter      24      22      .22
Third Quarter       24      20      .22
Fourth Quarter      21      20      .49
                                 ------
                                 $ 1.15
                                 ======


DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,685                     2001
             2,470                     2000
             2,363                     1999
             2,255                     1998
             2,256                     1997


As of February 15 , 2002 there were approximately 1,009 stockholders of the Company based on the number of recordholders.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 19 and 33.

TRANSFER AGENT

Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.


                      QUARTERLY FINANCIAL DATA (unaudited)
                    (in thousands, except per share amounts)

                             First     Second    Third     Fourth
2001                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 4,461   $ 4,795   $ 5,124   $ 4,956
Provision for Loan Losses       150       291       284       229
Other Income                  2,680     1,944     2,624     1,938
Other Expenses                5,629     4,631     5,054     4,763
Net Income                    1,088     1,396     1,800     1,338
Earnings Per Share          $   .51   $   .65   $   .84   $   .62


                             First     Second    Third     Fourth
2000                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 4,158   $ 4,323   $ 4,467   $ 4,397
Provision for Loan Losses        40        32       148        13
Other Income                  2,308     1,180     2,724     2,021
Other Expenses                5,046     4,337     5,241     4,682
Net Income                    1,069       929     1,429     1,316
Earnings Per Share          $   .50   $   .43   $   .67   $   .61

                  Penseco Financial Services Corporation / 2001 Annual Report  9

ITEM 6  Selected Financial Data

(in thousands, except per share data)

RESULTS OF OPERATIONS:


                                       2001         2000         1999         1998         1997
-----------------------------------------------------------------------------------------------
Interest Income                 $    31,860  $    31,043  $    28,320  $    29,975  $    30,099
Interest Expense                     12,524       13,698       11,213       13,179       12,385
-----------------------------------------------------------------------------------------------
Net Interest Income                  19,336       17,345       17,107       16,796       17,714
Provision for Loan Losses               954          233           89          595          316
-----------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                        18,382       17,112       17,018       16,201       17,398
Other Income                          9,186        8,233        7,746        6,838        6,285
Other Expenses                       20,077       19,306       18,312       16,986       16,884
Income Tax                            1,869        1,296        1,781        1,772        2,074
-----------------------------------------------------------------------------------------------
Net Income                      $     5,622  $     4,743  $     4,671  $     4,281  $     4,725
===============================================================================================

BALANCE SHEET DATA:
Assets                          $   482,551  $   467,230  $   428,614  $   436,099  $   427,577
Investment Securities           $   128,623  $   125,808  $   106,511  $   118,762  $   125,048
Net Loans                       $   320,208  $   304,641  $   278,577  $   280,389  $   269,446
Deposits                        $   406,531  $   387,439  $   367,332  $   377,526  $   374,488
Stockholders' Equity            $    54,648  $    50,067  $    45,743  $    44,961  $    42,924

PER SHARE DATA:
Earnings per Share              $      2.62  $      2.21  $      2.17  $      1.99  $      2.20
Dividends per Share             $      1.25  $      1.15  $      1.10  $      1.05  $      1.05
Book Value per Share            $     25.44  $     23.31  $     21.30  $     20.93  $     19.98
Common Shares Outstanding         2,148,000    2,148,000    2,148,000    2,148,000    2,148,000

FINANCIAL RATIOS:
Net Interest Margin                   4.30%        4.08%        4.22%        4.12%        4.51%
Return on Average Assets              1.18%        1.06%        1.08%         .99%        1.14%
Return on Average Equity             10.57%        9.96%       10.12%        9.54%       11.22%
Average Equity to Average Assets     11.19%       10.60%       10.70%       10.38%       10.16%
Dividend Payout Ratio                47.71%       52.04%       50.69%       52.76%       47.73%

10 Penseco Financial Services Corporation / 2001 Annual Report

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

SUMMARY

Net earnings for 2001 totalled $5,622, an increase of 18.5% from the $4,743 earned in 2000, which in turn was an increase of 1.5% from the $4,671 earned in 1999. Net earnings per share were $ 2.62 in 2001, compared with $2.21 in 2000 and $2.17 in 1999. Net earnings for 2001 increased from 2000 results due to an increase in the net interest margin and fee income, offset by an increase in the provision for loan losses and operating costs. Net earnings for 2000 increased from 1999 results due to an increase in the net interest margin. Also, fee income increased, offset by increases in operating costs.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  5,622                     2001
             4,743                     2000
             4,671                     1999
             4,281                     1998
             4,725                     1997


The Company's return on average assets was 1.18% in 2001 compared to 1.06% in 2000 and 1.08% in 1999. Return on average equity was 10.57%, 9.96% and 10.12% in 2001, 2000 and 1999, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
             1.18%                     2001
             1.06%                     2000
             1.08%                     1999
              .99%                     1998
             1.14%                     1997


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
            10.57%                     2001
             9.96%                     2000
            10.12%                     1999
             9.54%                     1998
            11.22%                     1997


                  Penseco Financial Services Corporation / 2001 Annual Report 11

RESULTS OF OPERATIONS


Net Interest Income

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.
     Net interest income was $19.3 million in 2001, compared with $17.3 million in 2000, an increase of 11.6%. The increase in net interest income in 2001 resulted from increases in loan income, increases in securities income, along with lower funding costs mainly due to the Federal Reserve Bank reducing short term interest rates eleven times during the year.
     Net interest income was $17.3 million in 2000, compared with $17.1 million in 1999, an increase of 1.2%. The increase in net interest income in 2000 resulted from increases in loan income, along with increases in securities income, offset by higher money market, time deposit and short-term borrowing costs.
     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2001 was 4.3% compared with 4.1% for the year ended December 31, 2000, and 4.2% for the year ended December 31, 1999.
     Interest income in 2001 totalled $31.9 million, compared to $31.0 million in 2000, increasing 2.9% from the prior year. The yield on average interest-earning assets was 7.1% in 2001, compared to 7.3% in 2000. Average interest-earning assets increased in 2001 to $450.0 million from $424.9 million in 2000. Average loans, which are the Company's highest yielding earning assets, increased $28.5 million in 2001, while investment securities increased on average by $7.7 million. Average loans represented 72.4% of 2001 average interest-earning assets, compared to 70.0% in 2000.
     Interest expense also decreased in 2001 to $12.5 million from $13.7 million in 2000, a decrease of $1.2 million or 8.8%. This decrease resulted from the Federal Reserve cutting short term interest rates due to the economy slipping into a recession. The average rate paid on interest-bearing liabilities during 2001 was 3.5%, compared to 4.0% a decrease of 12.5% from 2000.
     Interest income in 2000 totalled $31.0 million, compared to $28.3 million in 1999, increasing 9.5% from the prior year.
     The yield on average interest-earning assets was 7.3% in 2000, compared to 7.0% in 1999. Average interest-earning assets increased in 2000 to $424.9 million from $405.0 million in 1999. Average loans, which are the Company's highest yielding earning assets, increased $14.3 million in 2000, while investment securities and other earning assets increased on average by $5.7 million. Average loans represented 70.0% of 2000 average interest-earning assets, compared to 69.9% in 1999.
     Interest expense also increased in 2000 to $13.7 million from $11.2 million in 1999, an increase of $2.5 million or 22.3%. This increase resulted from higher money market, time deposit and short-term borrowing costs. The average rate paid on interest-bearing liabilities during 2000 was 4.0%, compared to 3.4%, an increase of 17.6% from 1999.
     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.


NET INTEREST INCOME (in millions)        YEAR
---------------------------------------------
       $ 19,336                          2001
         17,345                          2000
         17,107                          1999
         16,796                          1998
         17,714                          1997


12 Penseco Financial Services Corporation / 2001 Annual Report

Distribution of Assets, Liabilities and Stockholders' Equity/Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 2001, 2000 and 1999.


                                                    2001                            2000                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                        Average   Revenue/   Yield/     Average   Revenue/   Yield/     Average   Revenue/   Yield/
                                        Balance   Expense     Rate      Balance   Expense    Rate       Balance   Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities:
  Available-for-sale:
    U.S. Treasury securities           $  40,596  $  2,262     5.57%   $  60,684  $  3,465     5.71%   $  75,346  $  4,329     5.75%
    U.S. Agency obligations               47,802     3,130     6.55       20,011     1,338     6.69        5,000       286     5.72
    States & political subdivisions        6,725       245     5.52       15,522       572     5.58       23,434       836     5.41
    Federal Home Loan Bank stock           1,881       122     6.49        1,798       127     7.06        1,796       119     6.63
    Other                                    211         6     2.84           20         1     5.00           20         1     5.00
  Held-to-maturity:
    U.S. Agency obligations                3,192       185     5.80        4,407       259     5.88        4,647       279     6.00
    States & political subdivisions       22,852     1,189     7.88       13,122       735     8.49          640        34     8.05
Loans, net of unearned income:
  Real estate mortgages                  250,000    19,148     7.66      227,819    18,249     8.01      221,001    17,236     7.80
  Commercial                              27,885     2,117     7.59       19,613     1,845     9.41       21,164     1,818     8.59
  Consumer and other                      47,961     3,418     7.13       49,930     3,717     7.44       40,923     2,819     6.89
Federal funds sold                           181         6     3.31        6,729       414     6.15        7,035       369     5.25
Interest on balances with banks              651        32     4.92        5,253       321     6.11        3,977       194     4.88
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  449,937  $ 31,860     7.08%     424,908  $ 31,043     7.31%     404,983  $ 28,320     6.99%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                    8,310                                    11,514                          11,188
Bank premises and equipment               11,218                                    12,104                          12,588
Accrued interest receivable                3,831                                     2,628                           2,992
Other assets                               5,063                                     1,125                           2,186
Less: Allowance for loan losses            3,185                                     3,004                           2,894
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 475,174                       $ 449,275                       $ 431,043
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing              $  25,033  $    240      .96%   $  23,380  $    250     1.07%   $  23,643  $    252     1.07%
  Savings                                 64,513       965     1.50       65,927       983     1.49       71,084     1,061     1.49
  Money markets                           86,154     2,616     3.04       75,959     2,927     3.85       59,066     1,585     2.68
  Time - Over $100                        32,998     1,779     5.39       38,407     2,262     5.89       43,397     2,172     5.00
  Time - Other                           114,943     5,784     5.03      115,345     6,236     5.41      115,764     5,633     4.87
Federal funds purchased                        3         -        -           22         1     4.55           78         4     5.13
Repurchase agreements                     17,366       570     3.28       15,101       786     5.20       12,169       482     3.96
Short-term borrowings                     15,520       570     3.67        4,522       253     5.59          481        24     4.99
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 356,530  $ 12,524     3.51%     338,663  $ 13,698     4.04%     325,682  $ 11,213     3.44%
------------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             61,823                          61,162                          57,339
All other liabilities                      3,656                           1,813                                     1,888
Stockholders' equity                      53,165                          47,637                                    46,134
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 475,174                       $ 449,275                       $ 431,043
====================================================================================================================================
Interest Spread                                                3.57%                           3.27%                           3.55%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 19,336                        $ 17,345                        $ 17,107
====================================================================================================================================

Financial Ratios
  Net interest margin                                          4.30%                           4.08%                           4.22%
  Return on average assets                                     1.18%                           1.06%                           1.08%
  Return on average equity                                    10.57%                           9.96%                          10.12%
  Average equity to average assets                            11.19%                          10.60%                          10.70%
  Dividend payout ratio                                       47.71%                          52.04%                          50.69%

                  Penseco Financial Services Corporation / 2001 Annual Report 13

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2001 compared to 2000                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $ (1,203)  $ (1,147)   $    (84)    $    28
                 U.S. Agency obligations              1,792      1,859         (28)        (39)
                 States & political subdivisions       (327)      (324)         (6)          3
                 Equity securities                        -         19         (17)         (2)
               Held-to-maturity:
                 U.S. Agency obligations                (74)       (71)         (4)          1
                 States & political subdivisions        454        545         (52)         39)
             Loans, net of unearned income:
               Real estate mortgages                    899      1,775        (798)        (78)
               Commercial                               272        778        (356)       (150)
               Consumer and other                      (299)      (146)       (154)          1
             Federal funds sold                        (408)      (403)       (191)        186
             Interest bearing balances with banks      (289)      (281)        (63)         55
             ----------------------------------------------------------------------------------
               Total Interest Income                    817      2,604      (1,753)        (34)
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                (10)        18         (26)         (2)
LIABILITIES    Savings                                  (18)       (21)          3           -
               Money markets                           (311)       393        (615)        (89)
               Time - Over $100                        (483)      (318)       (192)         27
               Time - Other                            (452)       (22)       (438)          8
             Federal funds purchased                     (1)        (1)          -           -
             Repurchase agreements                     (216)       118        (290)        (44)
             Short-term borrowings                      317        615         (87)       (211)
             ----------------------------------------------------------------------------------
               Total Interest Expense                (1,174)       782      (1,645)       (311)
             ----------------------------------------------------------------------------------
               Net Interest Income                 $  1,991   $  1,822    $   (108)    $   277
             ==================================================================================



             2000 compared to 1999
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (864)  $   (843)   $    (30)    $     9
                 U.S. Agency obligations              1,052        859          48         145
                 States & political subdivisions       (264)      (282)         26          (8)
                 Equity securities                        8          -           8           -
               Held-to-maturity:
                 U.S. Agency obligations                (20)       (14)         (6)          -
                 States & political subdivisions        701        663           2          36
             Loans, net of unearned income:
                 Real estate mortgages                1,013        532         464          17
                 Commercial                              27       (133)        174         (14)
                 Consumer and other                     898        621         225          52
             Federal funds sold                          45        (16)         63          (2)
             Interest bearing balances with banks       127         62          49          16
             ----------------------------------------------------------------------------------
               Total Interest Income                  2,723      1,449       1,023         251
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                 (2)        (2)          -           -
LIABILITIES    Savings                                  (78)       (78)          -           -
               Money markets                          1,342        453         691         198
               Time - Over $100                          90       (249)        386         (47)
               Time - Other                             603        (20)        625          (2)
             Federal funds purchased                     (3)        (3)          -           -
             Repurchase agreements                      304        116         151          37
             Short-term borrowings                      229        202           3          24
             ----------------------------------------------------------------------------------
               Total Interest Expense                 2,485        419       1,856         210
             ----------------------------------------------------------------------------------
               Net Interest Income                 $    238   $  1,030    $   (833)    $    41
             ==================================================================================

14 Penseco Financial Services Corporation / 2001 Annual Report

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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,            2001        2000       1999
---------------------------------------------------------------
Trust department income         $  1,233    $  1,329   $  1,047
Service charges on
  deposit accounts                 1,126         718        695
Merchant transaction income        5,331       5,354      5,166
Other fee income                   1,291         975        704
Other operating income               231         211        134
Realized losses on
  securities, net                    (26)       (354)         -
---------------------------------------------------------------
  Total Other Income            $  9,186    $  8,233   $  7,746
===============================================================

Total other income increased $953 or 11.6% during 2001 to $9,186 from $8,233 for 2000. Components of this increase include service charges on deposit accounts of $408 or 56.8% mainly due to the ongoing implementation of the recommendations of a cost/revenue study held in the first quarter of 2001, an increase in other fee income of $316 or 32.4% from the same period last year, of which $199 was due to our brokerage division. The loss on the sale of securities in 2001 was $26 compared to a $354 loss in 2000.
     Total other income increased $487 or 6.3% during 2000 to $8,233 from $7,746 for 1999. Contributing increases came from trust fee income of $282 or 26.9%, of which $107 is attributable to a one-time change from a quarterly charging of fees to a monthly charging of fees for many of our trust customers during the third quarter. Also, merchant transaction income increased $188 or 3.6% to $5,354 from $5,166, along with increases in other fee income of $271 or 38.5%, of which $173 was due to our brokerage division. The loss on the sales of securities occurred mainly in the second quarter of 2000, which included a $333 loss on the sale of ten million dollars of short-term municipal securities, which was re-invested in longer term, higher yielding municipal securities.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,            2001        2000       1999
---------------------------------------------------------------
Salaries and employee  benefits $  8,180    $  7,951   $  7,528
Occupancy expenses, net            1,416       1,387      1,334
Furniture and equipment expenses   1,245       1,189      1,227
Merchant transaction expenses      4,636       4,784      4,471
Other operating expenses           4,600       3,995      3,752
---------------------------------------------------------------
  Total Other Expenses          $ 20,077    $ 19,306   $ 18,312
===============================================================

Other expenses increased $771 or 4.0% for 2001 to $20,077 from $19,306 for 2000. Salaries and benefits increased $229 or 2.9% to $8,180 for 2001 from $7,951 for 2000. Also, other operating expenses increased $605 or 15.1% to $4,600 from $3,995 due to increases in advertising costs associated with our loan growth and non-recurring insurance costs of $117 and $180 in outside consulting services.
     Other expenses increased $994 or 5.4% for 2000 to $19,306 from $18,312 for 1999. Salaries and benefits increased $423 or 5.6% to $7,951 for 2000, from $7,528 for 1999 due to higher health care costs and staff additions for our brokerage division. Merchant transaction expenses increased $313 or 7.0%, due to authorization interchange expenses passed on by MasterCard and Visa International. Also, other operating expenses increased $243 or 6.5% to $3,995 from $3,752 due to increases in advertising, insurance and consulting costs.

INCOME TAXES

Federal income tax expense increased $573 or 44.2% to $1,869 in 2001 compared to $1,296 in 2000. This is largely the result of increased net income from normal business operations.
     The Company's effective income tax rate for 2001 was 25.0% compared to 21.5% for 2000. In 2000, income tax expense decreased $485 from $1,781 in 1999. Largely this decrease resulted from increases in tax free income recorded during 2000. The effective income tax rate for 2000 was 21.5% compared to 27.6% for 1999.
     For further discussion pertaining to Federal income taxes, see Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $15.4 million or 3.3% during 2001 to $482.6 million at December 31, 2001 compared to $467.2 million at December 31, 2000. For the year ended December 31, 2000 total assets increased $38.6 million to $467.2 million or a 9.0% increase over $428.6 million at December 31, 1999.


ASSETS (in millions)             YEAR
-------------------------------------
       $ 482,551                 2001
         467,230                 2000
         428,614                 1999
         436,099                 1998
         427,577                 1997


INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.
     The following table presents the carrying value, by security type, for the Company's investment portfolio.

December 31,                         2001        2000       1999
----------------------------------------------------------------
U.S.Treasury securities         $  36,069   $  54,662  $  66,459
U.S. Agency obligations            60,520      39,654      9,643
States & political subdivisions    29,741      29,624     28,591
Equity securities                   2,293       1,868      1,818
----------------------------------------------------------------
  Total Investment Securities   $ 128,623   $ 125,808  $ 106,511
================================================================

                  Penseco Financial Services Corporation / 2001 Annual Report 15

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                           2001        2000        1999         1998        1997
--------------------------------------------------------------------------------------------
Real estate - construction
  and land development            $   9,124   $   9,321   $   3,241    $   4,152   $   3,731
Real estate mortgages               246,486     234,212     216,574      221,879     213,128
Commercial                           30,001      21,566      18,995       18,169      17,173
Credit card and related plans         2,377       2,267       2,203        2,286       2,293
Installment                          30,142      30,290      28,693       28,538      26,811
Obligations of states &
  political subdivisions              5,678      10,085      11,821        8,195       8,910
--------------------------------------------------------------------------------------------
  Loans, net of unearned income     323,808     307,741     281,527      283,219     272,046
Less: Allowance for loan losses       3,600       3,100       2,950        2,830       2,600
--------------------------------------------------------------------------------------------
  Loans, net                      $ 320,208   $ 304,641   $ 278,577    $ 280,389   $ 269,446
============================================================================================

LOANS

Total net loans increased $15.6 million to $320.2 million at December 31, 2001 from $304.6 million at December 31, 2000, an increase of 5.1%. The increase is due to growth in the Company's real estate and commercial loan portfolios.
     Total net loans increased $26.0 million to $304.6 million at December 31, 2000 from $278.6 million at December 31, 1999, an increase of 9.3%. The increase is due to growth in the Company's real estate, commercial and installment loan portfolios.


NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 320,208                       2001
         304,641                       2000
         278,577                       1999
         280,389                       1998
         269,446                       1997


LOAN QUALITY

The lending activities of the Company are guided by the basic lending policy established by the Board of Directors. Loans must meet criteria which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions.
     Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower's ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.
     The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

16 Penseco Financial Services Corporation / 2001 Annual Report

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


December 31,                                     2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------------
Non-accrual loans                             $ 1,917   $ 1,210   $   836   $   929   $ 1,031
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        304       313       476       348       343
  Credit card and home equity loans                22        23         -        27        98
---------------------------------------------------------------------------------------------
  Total non-performing loans                    2,243     1,546     1,312     1,304     1,472
Other real estate owned                           143       201        33       111       339
---------------------------------------------------------------------------------------------
  Total non-performing assets                 $ 2,386   $ 1,747   $ 1,345   $ 1,415   $ 1,811
=============================================================================================

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.
     Loans on which the accrual of interest has been discontinued or reduced amounted to $1,917, $1,210 and $836 at December 31, 2001, 2000 and 1999,
respectively. If interest on those loans had been accrued, such income would have been $152, $138 and $140 for 2001, 2000 and 1999, respectively. Interest income on those loans, which is recorded only when received, amounted to $86, $86 and $22 for 2001, 2000 and 1999, respectively. There are no commitments to lend additional funds to individuals whose loans are on non-accrual status.
     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2001, there are no significant loans as to which management has serious doubt about their collectibility.
     At December 31, 2001, 2000 and 1999, the Company did not have any loans specifically classified as impaired.
     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:


Years Ended December 31,                   2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------
Balance at beginning of year            $ 3,100   $ 2,950   $ 2,830   $ 2,600   $ 2,300
Charge-offs:
  Real estate mortgages                      38        37        82        69        38
  Commercial and all others                 389        51        13       252         -
  Credit card and related plans              37        27        65        37        52
  Installment loans                          19        24        26        25        32
---------------------------------------------------------------------------------------
Total charge-offs                           483       139       186       383       122
---------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                      20        30         -         1        79
  Commercial and all others                   -         -       195         -         1
  Credit card and related plans               1         9        10         9        17
  Installment loans                           8        17        12         8         9
---------------------------------------------------------------------------------------
Total recoveries                             29        56       217        18       106
---------------------------------------------------------------------------------------
Net charge-offs (recoveries)                454        83       (31)      365        16
---------------------------------------------------------------------------------------
Provision charged to operations             954       233        89       595       316
---------------------------------------------------------------------------------------
  Balance at End of Year                $ 3,600   $ 3,100   $ 2,950   $ 2,830   $ 2,600
=======================================================================================
Ratio of net charge-offs (recoveries)
to average loans outstanding              0.14%     0.03%   (0.01)%     0.13%     0.01%
=======================================================================================

                  Penseco Financial Services Corporation / 2001 Annual Report 17

The allowance for loan losses is allocated as follows:


December 31,                    2001             2000             1999             1998             1997
---------------------------------------------------------------------------------------------------------------
                              Amount     %1    Amount     %1    Amount     %1    Amount     %1    Amount     %1
---------------------------------------------------------------------------------------------------------------
Real estate mortgages        $ 1,700   79%    $ 1,500   79%    $ 1,500   78%    $ 1,550   80%    $ 1,350   71%
Commercial
  and all others               1,375   11       1,100   10         950   10         830    9         850   19
Credit card and
  related plans                  175    1         150    1         150    1         150    1         150    1
Personal installment loans       350    9         350   10         350   11         300   10         250    9
---------------------------------------------------------------------------------------------------------------
  Total                      $ 3,600  100%    $ 3,100  100%    $ 2,950  100%    $ 2,830  100%    $ 2,600  100%
===============================================================================================================

Note: 1 - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $19.1 million to $406.5 million at December 31, 2001 from $387.4 million at December 31, 2000, an increase of 4.9% due to increases in DDA, savings and time deposits. Company deposits increased $20.1 million to $387.4 million at December 31, 2000 from $367.3 million at December 31, 1999, an increase of 5.5%. The increase in deposits in 2000 was the result of the Company introducing new deposit products along with increasing its non-interest bearing deposits.

The maturities of time deposits of $100,000 or more are as follows:

  Three months or less                  $  11,288
  Over three months through six months      8,570
  Over six months through twelve months     7,604
  Over twelve months                       10,144
                                        ---------
  Total                                 $  37,606
                                        =========


DEPOSITS (in millions)            YEAR
--------------------------------------
       $ 406,531                  2001
         387,439                  2000
         367,332                  1999
         377,526                  1998
         374,488                  1997


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

18 Penseco Financial Services Corporation / 2001 Annual Report

     The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank. The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.
     In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2001 and 2000 are as follows:

                                    2001       2000
---------------------------------------------------
Commitments to extend credit:
  Fixed rate                    $ 17,490   $ 19,100
  Variable rate                 $ 45,033   $ 37,075
Standby letters of credit       $  3,311   $  2,077

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.

CAPITAL RESOURCES

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.
     Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional common stock. Management has no plans to offer additional common stock at this time.
     The Company's total risk-based capital ratio was 18.22% at December 31, 2001. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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


STOCKHOLDERS' EQUITY (in millions)        YEAR
----------------------------------------------
        $ 54,648                          2001
          50,067                          2000
          45,743                          1999
          44,961                          1998
          42,924                          1997


                  Penseco Financial Services Corporation / 2001 Annual Report 19

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

20 Penseco Financial Services Corporation / 2001 Annual Report

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2001

                                                                                                     Non-Rate
                                          2002        2003      2004      2005      2006  Thereafter Sensitive     Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
  U.S. Treasury securities           $  10,095  $   15,232  $  5,306  $  5,436  $      -  $       -  $       -  $  36,069  $  36,069
    Yield                                6.59%       3.64%     6.01%     6.79%         -          -          -      5.29%
  U.S. Agency obligations                    -      10,522    18,342    21,435     7,844          -          -     58,143     58,143
    Yield                                    -       6.98%     5.78%     6.34%     5.61%          -          -      6.18%
  States & political subdivisions            -           -         -         -         -     29,741          -     29,741     30,285
    Yield                                    -           -         -         -         -      7.74%          -      7.74%
Variable interest rate securities:
  U.S. Agency obligations                1,500         877         -         -         -          -          -      2,377      2,332
    Yield                                5.80%       5.80%         -         -         -          -          -      5.80%
  Federal Home Loan Bank stock               -           -         -         -         -      1,911          -      1,911      1,911
    Yield                                    -           -         -         -         -      6.39%          -      6.39%
  Other                                      -           -         -         -         -        382          -        382        382
    Yield                                    -           -         -         -         -      2.84%          -      2.84%
Fixed interest rate loans:
  Real estate mortgages                  9,282       9,020    11,765     8,940     9,414      86,859         -    135,280    136,713
    Yield                                7.49%       7.62%     7.78%     7.63%     7.55%      7.58%          -      7.60%
  Consumer and other                     1,684       1,499     1,356     1,244     1,168      1,322          -      8,273      8,108
    Yield                                7.94%       7.81%     7.67%     7.49%     7.33%      8.29%          -      7.77%
Variable interest rate loans:
  Real estate mortgages                 20,214       9,605     9,485    10,066     8,794     62,166          -    120,330    122,151
    Yield                                5.35%       5.84%     5.86%     6.10%     5.91%      6.41%          -      6.08%
  Commercial                            30,001           -         -         -         -          -          -     30,001     30,001
    Yield                                7.59%           -         -         -         -          -          -      7.59%
  Consumer and other                    11,405       4,799     4,569     4,331     4,553        267          -     29,924     30,443
    Yield                                6.44%       7.80%     7.40%     6.87%     6.88%      5.79%          -      6.93%
Less: Allowance for loan losses            807         277       302       273       266      1,675          -      3,600
Interest bearing deposits with banks     4,270           -         -         -         -          -          -      4,270      4,270
    Yield                                1.20%           -         -         -         -          -          -      1.20%
Federal funds sold                           -           -         -         -         -          -          -          -
    Yield                                    -           -         -         -         -          -          -          -
Cash and due from banks                      -           -         -         -         -          -     13,026     13,026     13,026
Other assets                                 -           -         -         -         -          -     16,424     16,424
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $  87,644  $   51,277  $ 50,521  $ 51,179  $ 31,507  $ 180,973  $  29,450  $ 482,551  $ 473,834
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing          $       -  $   27,498  $      -  $      -  $      -  $       -  $       -  $  27,498  $  27,498
    Yield                                    -        .50%         -         -         -          -          -       .50%
  Savings                                    -      67,613         -         -         -          -          -     67,613     67,613
    Yield                                    -       1.48%         -         -         -          -          -      1.48%
  Money markets                         88,342           -         -         -         -          -          -     88,342     88,342
    Yield                                1.57%           -         -         -         -          -          -      1.57%
  Time - Other                          13,746           -         -         -         -          -          -     13,746     13,746
    Yield                                3.06%           -         -         -         -          -          -      3.06%
Fixed interest rate deposits:
  Time - Over $100,000                  27,462       4,583     2,606       205     2,350        400          -     37,606     38,711
    Yield                                3.71%       5.04%     5.00%     7.15%     5.78%       7.25%         -      4.15%
  Time - Other                          70,767      15,433     7,029     1,510     4,633       1,542         -    100,914    102,713
    Yield                                4.13%       4.67%     4.92%     6.34%     5.01%       6.40%         -      4.38%
Demand - Non-interest bearing                -           -         -         -         -          -     70,812     70,812     70,812
Repurchase agreements                   18,140           -         -         -         -          -          -     18,140     18,140
    Yield                                1.74%           -         -         -         -          -          -      1.74%
Short-term borrowings                       17           -         -         -         -          -          -         17         17
    Yield                                2.03%           -         -         -         -          -          -      2.03%
Other liabilities                            -           -         -         -         -          -      3,215      3,215
Stockholders' equity                         -           -         -         -         -          -     54,648     54,648
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                 $ 218,474  $  115,127  $  9,635  $  1,715  $  6,983  $   1,942  $ 128,675  $ 482,551  $ 427,592
====================================================================================================================================
Excess of (liabilities) assets
subject to interest rate change      $(130,830) $  (63,850) $ 40,886  $ 49,464  $ 24,524  $ 179,031  $ (99,225) $       -
====================================================================================================================================

                  Penseco Financial Services Corporation / 2001 Annual Report 21

ITEM 8 Financial Statements and Supplementary Data

                          Consolidated Balance Sheets

(in thousands, except per share data)

                 December 31,                                    2001       2000
                 ---------------------------------------------------------------
ASSETS           Cash and due from banks                    $  13,026  $  18,775
                 Interest bearing balances with banks           4,270        358
                 Federal funds sold                                 -          -
                 ---------------------------------------------------------------
                   Cash and Cash Equivalents                   17,296     19,133

                 Investment securities:
                   Available-for-sale, at fair value           96,505    105,572
                   Held-to-maturity (fair value of $32,617
                      and $20,840, respectively)               32,118     20,236
                 ---------------------------------------------------------------
                   Total Investment Securities                128,623    125,808

                 Loans, net of unearned income                323,808    307,741
                   Less: Allowance for loan losses              3,600      3,100
                 ---------------------------------------------------------------
                   Loans, Net                                 320,208    304,641
                 Bank premises and equipment                   10,783     11,707
                 Other real estate owned                          143        201
                 Accrued interest receivable                    3,599      3,990
                 Other assets                                   1,899      1,750
                 ---------------------------------------------------------------
                   Total Assets                             $ 482,551  $ 467,230
                 ===============================================================

LIABILITIES      Deposits:
                   Non-interest bearing                     $  70,812  $  64,184
                   Interest bearing                           335,719    323,255
                 ---------------------------------------------------------------
                   Total Deposits                             406,531    387,439
                 Other borrowed funds:
                   Repurchase agreements                       18,140     15,086
                   Short-term borrowings                           17     11,503
                 Accrued interest payable                       1,577      2,268
                 Other liabilities                              1,638        867
                 ---------------------------------------------------------------
                   Total Liabilities                          427,903    417,163

STOCKHOLDERS'    Common stock, $.01 par value, 15,000,000
EQUITY             shares authorized, 2,148,000
                   shares issued and outstanding                   21         21
                 Surplus                                       10,819     10,819
                 Retained earnings                             41,206     38,269
                 Accumulated other comprehensive income         2,602        958
                 ---------------------------------------------------------------
                   Total Stockholders' Equity                  54,648     50,067
                 ---------------------------------------------------------------
                   Total Liabilities and
                   Stockholders' Equity                     $ 482,551  $ 467,230
                 ===============================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

22 Penseco Financial Services Corporation / 2001 Annual Report

                       Consolidated Statements of Income

(in thousands, except per share data)


              Years Ended December 31,                      2001       2000       1999
              ------------------------------------------------------------------------
INTEREST      Interest and fees on loans                $ 24,683   $ 23,811   $ 21,873
INCOME        Interest and dividends on investments:
                U.S. Treasury securities and U.S.
                  Agency obligations                       5,577      5,062      4,894
                States & political subdivisions            1,434      1,307        870
                Other securities                             128        128        120
              Interest on Federal funds sold                   6        414        369
              Interest on balances with banks                 32        321        194
              ------------------------------------------------------------------------
                Total Interest Income                     31,860     31,043     28,320
              ------------------------------------------------------------------------
INTEREST      Interest on time deposits
EXPENSE         of $100,000 or more                        1,779      2,262      2,172
              Interest on other deposits                   9,605     10,396      8,531
              Interest on other borrowed funds             1,140      1,040        510
              ------------------------------------------------------------------------
                Total Interest Expense                    12,524     13,698     11,213
              ------------------------------------------------------------------------
                Net Interest Income                       19,336     17,345     17,107
              Provision for loan losses                      954        233         89
              ------------------------------------------------------------------------
                Net Interest Income After Provision
                  for Loan Losses                         18,382     17,112     17,018
              ------------------------------------------------------------------------
OTHER         Trust department income                      1,233      1,329      1,047
INCOME        Service charges on deposit accounts          1,126        718        695
              Merchant transaction income                  5,331      5,354      5,166
              Other fee income                             1,291        975        704
              Other operating income                         231        211        134
              Realized losses on securities, net             (26)      (354)         -
              ------------------------------------------------------------------------
                Total Other Income                         9,186      8,233      7,746
              ------------------------------------------------------------------------
OTHER         Salaries and employee benefits               8,180      7,951      7,528
EXPENSES      Occupancy expenses, net                      1,416      1,387      1,334
              Furniture and equipment expenses             1,245      1,189      1,227
              Merchant transaction expenses                4,636      4,784      4,471
              Other operating expenses                     4,600      3,995      3,752
              ------------------------------------------------------------------------
                Total Other Expenses                      20,077     19,306     18,312
              ------------------------------------------------------------------------
              Income before income taxes                   7,491      6,039      6,452
              Applicable income taxes                      1,869      1,296      1,781
              ------------------------------------------------------------------------
NET INCOME      Net Income                              $  5,622   $  4,743   $  4,671
              ========================================================================
PER SHARE       Earnings Per Share                      $   2.62   $   2.21   $   2.17
              ========================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2001 Annual Report 23

                Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------

                                                                              Accumulated
                                                                                 Other          Total
                                             Common               Retained   Comprehensive   Stockholders'
(in thousands except per share data)         Stock      Surplus   Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  $ 21       $ 10,819   $ 33,688     $    433        $ 44,961

Comprehensive income:
  Net income, 1999                             -              -      4,671            -           4,671
  Unrealized losses on securities,
    net of taxes of $786                       -              -          -       (1,526)         (1,526)
                                                                                                 -------
Comprehensive income                                                                              3,145

Cash dividends declared ($1.10 per share)      -              -     (2,363)           -          (2,363)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    21         10,819     35,996       (1,093)         45,743

Comprehensive income:
  Net income, 2000                             -              -      4,743            -           4,743
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -        2,051           2,051
                                                                                                 -------
Comprehensive income                                                                              6,794

Cash dividends declared ($1.15 per share)      -              -     (2,470)           -          (2,470)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    21         10,819     38,269          958          50,067

Comprehensive income:
  Net income, 2001                             -              -      5,622            -           5,622
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -        1,644           1,644
                                                                                                 -------
Comprehensive income                                                                              7,266

Cash dividends declared ($1.25 per share)      -              -     (2,685)           -          (2,685)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  $ 21       $ 10,819   $ 41,206     $  2,602        $ 54,648
==========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

24 Penseco Financial Services Corporation / 2001 Annual Report

                     Consolidated Statements of Cash Flows

(in thousands)   Years Ended December 31,                                 2001          2000          1999
                 ------------------------------------------------------------------------------------------
OPERATING        Net Income                                          $   5,622     $   4,743     $   4,671
ACTIVITIES       Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation                                        1,288         1,243         1,176
                     Provision for loan losses                             954           233            89
                     Deferred income tax benefit                          (213)         (109)         (165)
                     Amortization of securities
                       (net of accretion)                                   38            55           336
                     Net realized losses on securities                      26           354             -
                     (Gain) loss on other real estate                      (14)          (22)           28
                     Loss on disposition of fixed assets                     -             8             -
                     Decrease (increase) in interest receivable            391        (1,063)          307
                     (Increase) decrease in other assets                  (299)          463            37
                     Increase in income taxes payable                      208            26           253
                     (Decrease) increase in interest payable              (691)          408          (179)
                     Increase (decrease) in other liabilities               78            30           (56)
                 ------------------------------------------------------------------------------------------
                     Net cash provided by
                       operating activities                              7,388         6,369         6,497
                 ------------------------------------------------------------------------------------------
INVESTING        Purchase of investment securities
ACTIVITIES         available-for-sale                                  (41,035)      (44,610)      (48,307)
                 Proceeds from sales and maturities of investment
                   securities available-for-sale                        52,568        37,801        62,015
                 Purchase of investment securities to be
                   held-to-maturity                                    (13,407)      (10,689)       (5,639)
                 Proceeds from repayments of investment
                   securities to be held-to-maturity                     1,487           898         1,535
                 Net loans (originated) repaid                         (16,786)      (26,569)        1,612
                 Proceeds from other real estate                           337           126           161
                 Proceeds from sale of fixed assets                          -             4             -
                 Investment in premises and equipment                     (364)         (666)         (841)
                 ------------------------------------------------------------------------------------------
                     Net cash (used) provided by
                       investing activities                            (17,200)      (43,705)       10,536
                 ------------------------------------------------------------------------------------------
FINANCING        Net increase in demand and savings deposits            14,784        28,375           851
ACTIVITIES       Net proceeds (payments) on time deposits                4,308        (8,268)      (11,045)
                 Increase in repurchase agreements                       3,054         3,105         1,022
                 Net (decrease) increase in short-term borrowings      (11,486)       10,616           887
                 Cash dividends paid                                    (2,685)       (2,470)       (2,363)
                 ------------------------------------------------------------------------------------------
                     Net cash provided (used) by
                       financing activities                              7,975        31,358       (10,648)
                 ------------------------------------------------------------------------------------------
                     Net (decrease) increase in cash
                       and cash equivalents                             (1,837)       (5,978)        6,385

                 Cash and cash equivalents at January 1                 19,133        25,111        18,726
                 ------------------------------------------------------------------------------------------
                 Cash and cash equivalents at December 31            $  17,296     $  19,133     $  25,111
                 ==========================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2001 Annual Report 25

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

BASIS OF PRESENTATION

The Financial Statements of the Company have been consolidated with those of its wholly-owned subsidiary, Penn Security Bank and Trust Company, eliminating all intercompany items and transactions.
     The  Statements  are  presented  on the accrual  basis of  accounting.
     All information is presented in thousands of dollars, except per share data.

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

EMERGING ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued various new accounting standards as of December 31, 2001, which are applicable in future periods.
     Management does not anticipate that the adoption of any of the new standards will have a significant effect on the Company's earnings or financial position.

INVESTMENT SECURITIES

Investments in securities are classified in two categories and accounted for as follows:
     Securities Held-to-Maturity. Bonds, notes, debentures and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis, which approximates the interest method, over the remaining period to maturity.
     Securities Available-for-Sale. Bonds, notes, debentures and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.
     Gains  and  losses  on  the  sale  of  securities   available-for-sale  are
determined using the specific identification method and are reported as a separate component of other income in the Statements of Income.

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

26 Penseco Financial Services Corporation / 2001 Annual Report

1  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES
   (continued)

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999, amounted to $497, $466 and $387, respectively.

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

The Company paid interest and income taxes during the years ended December 31, 2001, 2000 and 1999 as follows:

                           2001         2000         1999
---------------------------------------------------------
Income taxes paid      $  1,909     $  1,379     $  1,694
Interest paid          $ 13,215     $ 13,290     $ 11,392

Non-cash transactions during the years ended December 31, 2001, 2000 and 1999, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $265, $272 and $111, respectively.

TRUST ASSETS AND INCOME

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Financial Statements since such items are not assets of the Company. Trust income is reported on the accrual basis of accounting.

EARNINGS PER SHARE

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year (2,148,000) as prescribed in Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). A calculation of diluted earnings per share is not applicable to the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2  CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                    2001         2000
-----------------------------------------------------------------
Cash items in process of collection         $    293     $     37
Non-interest bearing balances                  9,672       13,263
Cash on hand                                   3,061        5,475
-----------------------------------------------------------------
  Total                                     $ 13,026     $ 18,775
=================================================================

     The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

3  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2001 and 2000 are as follows:

                               AVAILABLE-FOR-SALE

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2001                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Treasury securities   $  35,014   $    1,086   $       31    $ 36,069
U.S. Agency securities        55,368        2,775            -      58,143
States & political
  subdivisions                     -            -            -           -
--------------------------------------------------------------------------
  Total Debt Securities       90,382        3,861           31      94,212
Equity securities              2,180          113            -       2,293
--------------------------------------------------------------------------
  Total Available-
    for-Sale               $  92,562   $    3,974   $       31    $ 96,505
==========================================================================

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2000                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Treasury securities   $  54,133   $      614   $       85    $ 54,662
U.S. Agency securities        34,666        1,120           37      35,749
States & political
  subdivisions                13,455            -          162      13,293
--------------------------------------------------------------------------
  Total Debt Securities      102,254        1,734          284     103,704
Equity securities              1,868            -            -       1,868
--------------------------------------------------------------------------
  Total Available-
    for-Sale               $ 104,122   $    1,734   $      284    $105,572
==========================================================================

Equity securities at December 31, 2001 and 2000, consisted primarily of Federal Home Loan Bank stock, which is a required investment in order to participate in an available line of credit program. The stock is stated at par value as there is no readily determinable fair value.

                  Penseco Financial Services Corporation / 2001 Annual Report 27

A summary of transactions involving available-for-sale debt securities in 2001, 2000 and 1999 are as follows:

December 31,                    2001        2000    1999
--------------------------------------------------------
Proceeds from sales         $ 28,594    $ 18,952    $  -
Gross realized gains              53           2       -
Gross realized losses             79         356       -


                                Held-to-Maturity

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2001                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed
    securities             $   2,377   $        -   $       45    $  2,332
States & political
  subdivisions                29,741          799          255      30,285
--------------------------------------------------------------------------
  Total Held-to-Maturity   $  32,118   $      799   $      300    $ 32,617
==========================================================================

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2000                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed
    securities             $   3,905   $        -   $      125    $  3,780
States & political
  subdivisions                16,331          729            -      17,060
--------------------------------------------------------------------------
  Total Held-to-Maturity   $  20,236   $      729   $      125    $ 20,840
==========================================================================

Investment securities with amortized costs and fair values of $76,419 and $79,091 at December 31, 2001 and $74,820 and $77,872 at December 31, 2000, were pledged to secure trust funds, public deposits and for other purposes as required by law.
     The amortized cost and fair value of debt securities at December 31, 2001 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Available-for-Sale        Held-to-Maturity
-------------------------------------------------------------------------------
                                Amortized      Fair      Amortized      Fair
                                   Cost        Value        Cost        Value
-------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities      $   9,998    $ 10,095    $       -    $      -
After one year through
  five years:
  U.S. Treasury securities         25,016      25,974            -           -
  U.S. Agency securities           55,368      58,143            -           -
After ten years:
  States & political
    subdivisions                        -           -       29,741      30,285
-------------------------------------------------------------------------------
  Subtotal                         90,382      94,212       29,741      30,285
Mortgage-backed securities              -           -        2,377       2,332
-------------------------------------------------------------------------------
Total Debt Securities           $  90,382    $ 94,212    $  32,118    $ 32,617
===============================================================================

4  LOANS

Major classifications of loans are as follows:

December 31,                                      2001        2000
------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development          $   9,124   $   9,321
  Secured by farmland                              395         508
  Secured by 1-4 family residential
    properties:
    Revolving, open-end loans                    8,410       6,146
    Secured by first liens                     159,748     146,422
    Secured by junior liens                     29,269      33,791
  Secured by multi-family properties               808         843
  Secured by non-farm, non-residential
    properties                                  47,856      46,502
Commercial and industrial loans
    to U.S. addressees                          30,001      21,566
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                  2,377       2,267
  Other (installment and
    student loans, etc.)                        29,169      29,725
Obligations of states &
  political subdivisions                         5,678      10,085
All other loans                                    973         565
------------------------------------------------------------------
  Gross Loans                                  323,808     307,741
Less: Unearned income on loans                       -           -
------------------------------------------------------------------
  Loans, Net of Unearned Income              $ 323,808   $ 307,741
==================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,917, $1,210 and $836 at December 31, 2001, 2000 and 1999, respectively. If interest on those loans had been accrued, such income would have been $152, $138 and $140 for 2001, 2000 and 1999, respectively. Interest income on those loans, which is recorded only when received, amounted to $86, $86 and $22 for 2001, 2000 and 1999, respectively. Also, at December 31, 2001 and 2000, the Bank had loans totalling $326 and $336, respectively, which were past due 90 days or more and still accruing interest (credit card, home equity and guaranteed student loans).

5  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                   2001       2000       1999
----------------------------------------------------------------------
Balance at beginning of year            $ 3,100    $ 2,950    $ 2,830
Provision charged to operations             954        233        89
Recoveries credited to allowance             29         56        217
----------------------------------------------------------------------
                                          4,083      3,239      3,136
Losses charged to allowance                (483)      (139)      (186)
----------------------------------------------------------------------
  Balance at End of Year                $ 3,600    $ 3,100    $ 2,950
======================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,        Book Provision           Tax Deduction
------------------------        --------------           -------------
        2001                        $  954                   $  454
        2000                        $  233                   $   52
        1999                        $   89                   $    0

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $948, $948 and $979 at December 31, 2001, 2000 and 1999,
respectively.

28 Penseco Financial Services Corporation / 2001 Annual Report

6  BANK PREMISES AND EQUIPMENT

December 31,                                2001       2000
-----------------------------------------------------------
Land                                    $  2,919   $  2,919
Buildings and improvements                14,473     14,379
Furniture and equipment                   11,208     10,938
-----------------------------------------------------------
                                          28,600     28,236
Less: Accumulated depreciation            17,817     16,529
-----------------------------------------------------------
  Net Bank Premises and Equipment       $ 10,783   $ 11,707
===========================================================

Buildings and improvements are being depreciated over 10 to 50 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,288 in 2001, $1,243 in 2000 and $1,176 in 1999.
     Occupancy expenses were reduced by rental income received in the amount of $61, $60 and $59 in the years ended December 31, 2001, 2000 and 1999, respectively.

7  OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2001 and 2000 was $143 and $201, respectively, supported by appraisals of the real estate involved.

8 INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:


                                    Equity in
                                    underlying                   Bank's
           Percent         Total    net assets    Amount    proportionate
          of voting     investment  at balance      of      part of loss
Year     stock owned     and loan   sheet date   dividends  for the period
--------------------------------------------------------------------------

2001         100%        $ 3,650     $ 3,635       None        $     -
2000         100%        $ 3,750     $ 3,735       None        $     -
1999         100%        $ 3,850     $ 3,835       None        $     -


9  DEPOSITS

December 31,                                 2001        2000
-------------------------------------------------------------
Demand - Non-interest bearing           $  70,812   $  64,184
Demand - Interest bearing                  27,498      24,075
Savings                                    67,613      63,552
Money markets                              88,342      87,670
Time - Over $100,000                       37,606      33,328
Time - Other                              114,660     114,630
-------------------------------------------------------------
  Total                                 $ 406,531   $ 387,439
=============================================================

9  DEPOSITS (continued)

Scheduled maturities of time deposits are as follows:

        2002                  $ 111,975
        2003                     20,016
        2004                      9,635
        2005                      1,715
        2006                      6,983
        2007 and thereafter       1,942
        -------------------------------
          Total               $ 152,266
        ===============================

10 OTHER BORROWED FUNDS

At December 31, 2001 and 2000, other borrowed funds consisted of demand notes to the U.S. Treasury, Repurchase agreements and Federal funds purchased.
     Short-term borrowings generally have original maturity dates of thirty days or less.
     Investment securities with amortized costs and fair values of $22,056 and $23,367 at December 31, 2001 and $22,038 and $22,498 at December 31, 2000, were pledged to secure repurchase agreements.

Years Ended December 31,                    2001            2000
----------------------------------------------------------------
Amount outstanding at year end          $ 18,157        $ 26,589
Average interest rate at year end          1.81%           6.03%
Maximum amount outstanding at
  any month end                         $ 49,313        $ 30,280
Average amount outstanding              $ 32,364        $ 19,490
Weighted average interest rate
  during the year:
    Federal funds purchased                2.55%           4.55%
    Repurchase agreements                  3.28%           5.20%
Demand notes to U.S. Treasury              3.67%           5.59%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $9,998 and $10,095 at December 31, 2001 and $10,092 and $10,039
at December 31, 2000, with an interest rate of 1.25% and 6.0% at December 31, 2001 and December 31, 2000, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2001 and 2000, respectively.
     The Company has the availability of a $5,000 overnight Federal funds line of credit with First Union Bank. There was no balance outstanding as of December 31, 2001 and 2000, respectively.
     The Company maintains a collateralized maximum borrowing capacity of $200,654 with the Federal Home Loan Bank of Pittsburgh (FHLB). There was no balance outstanding or assets pledged as of December 31, 2001.

                  Penseco Financial Services Corporation / 2001 Annual Report 29

11 EMPLOYEE BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing Plan, an Employees' Pension Plan and a Postretirement Life Insurance Plan, all non-contributory, covering all eligible employees.
     The Company also maintains an unfunded supplemental executive pension plan, that provides certain officers with additional retirement benefits to replace benefits lost due to limits imposed on qualified plans by Federal tax law.
     Under the Employee Stock Ownership Plan (ESOP), amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.
     At December 31, 2001 and 2000, the ESOP held 85,337 and 87,369 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $140, $110 and $90 to the plan during the years ended December 31, 2001, 2000 and 1999, respectively.
     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company did not contribute to the plan during the years ended December 31, 2001, 2000 and 1999, respectively.
     Under the Pension Plan, amounts computed on an actuarial basis are paid by the Company into a trust fund. Provision is made for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. Plan assets of the trust fund are invested and administered by the Trust Department of Penn Security Bank and Trust Company.
     The postretirement life insurance plan is an unfunded, non-vesting defined benefit plan. The plan is non-contributory and provides for a reducing level of term life insurance coverage following retirement.

In determining the benefit obligation the following assumptions were made:

                            Pension Benefits      Other Benefits
                           ------------------    -----------------
December 31,                  2001     2000        2001    2000
------------------------------------------------------------------
Weighted - average
  assumptions:
    Discount rate             6.50%   7.00%       6.50%   7.00%
    Expected return on
      plan assets             9.00%   9.00%           -       -
    Rate of compensation
      increase                4.50%   4.50%       4.50%   4.50%

A reconciliation of the funded status of the plans with amounts reported on the Consolidated Balance Sheets is as follows:

                            Pension Benefits      Other Benefits
                           ------------------    -----------------
December 31,                  2001     2000        2001     2000
------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation,
      beginning             $ 7,940  $ 7,387    $    167   $  140
    Service cost                310      295           5        5
    Interest cost               540      509          11       11
    Actuarial gain (loss)       563       28          10       16
    Benefits paid              (294)    (279)         (7)      (5)
------------------------------------------------------------------
  Benefit obligation,
    ending                    9,059    7,940         186      167
------------------------------------------------------------------
Change in plan assets:
    Fair value of plan
      assets, beginning       8,247    7,956           -        -
    Actual return on plan
      assets                     86      570           -        -
    Employer contribution        61        -           -        -
    Benefits paid              (294)    (279)          -        -
------------------------------------------------------------------
  Fair value of plan
    assets, ending            8,100    8,247           -        -
------------------------------------------------------------------
Funded status                  (959)     307        (186)    (167)
Unrecognized net transition
    asset                         -      (66)          -        -
Unrecognized net actuarial
    loss (gain)               1,853      614         (88)    (103)
Unrecognized prior service
    cost                        (55)     (46)         72       79
------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                    $   839  $   809    $   (202)  $ (191)
==================================================================

A reconciliation of net periodic pension and other benefit costs is as follows:

                                            Pension Benefits
                                           ------------------
Years Ended December 31,               2001       2000       1999
------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                     $  310     $  295     $  310
    Interest cost                       540        509        475
    Expected return on plan assets     (732)      (705)      (676)
    Amortization of transition
      asset                             (66)       (66)       (66)
    Amortization of unrecognized
      net (gain) loss                     -        (12)        12
------------------------------------------------------------------
      Net periodic pension cost      $   52     $   21     $   55
==================================================================

                                                Other Benefits
                                              ------------------
Years Ended December 31,                  2001       2000       1999
---------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                        $    5     $    5     $    5
    Interest cost                           11         11          9
    Amortization of prior service
      cost                                   7          8          7
    Amortization of unrecognized
      net loss                              (5)        (7)        (7)
---------------------------------------------------------------------
      Net periodic other benefit cost   $   18     $   17     $   14
=====================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $185, $174 and $0, respectively at December 31, 2001 and $160, $130 and $0, respectively at December 31, 2000.

30 Penseco Financial Services Corporation / 2001 Annual Report

12 INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,       2001       2000       1999
---------------------------------------------------------
Currently payable           $ 2,082    $ 1,405    $ 1,946
Deferred benefit               (213)      (109)      (165)
---------------------------------------------------------
  Total                     $ 1,869    $ 1,296    $ 1,781
=========================================================

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,       2001       2000       1999
---------------------------------------------------------
Tax at statutory rate       $ 2,547    $ 2,053    $ 2,194
Reduction for non-taxable
  interest                     (746)      (748)      (471)
Other (reductions)
  additions                      68         (9)        58
---------------------------------------------------------
  Applicable Income Taxes   $ 1,869    $ 1,296    $ 1,781
=========================================================

The components of the deferred income tax benefit, which result from temporary differences, are as follows:

Years Ended December 31,          2001       2000      1999
------------------------------------------------------------
Accretion of discount on bonds   $   53    $   34    $  (57)
Accelerated depreciation            (96)      (85)      (59)
Supplemental benefit plan            (9)       (4)       (7)
Allowance for loan losses          (180)      (51)      (30)
Prepaid pension cost                 19        (3)      (12)
------------------------------------------------------------
  Total                          $ (213)   $ (109)   $ (165)
============================================================

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                 2001       2000
------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses               $   901    $   721
  Depreciation                                370        274
  Supplemental Benefit Plan                    35         26
------------------------------------------------------------
    Total Deferred Tax Assets               1,306      1,021
============================================================
Deferred tax liabilities:
  Unrealized securities gains               1,340        493
  Prepaid pension costs                       355        336
  Accretion                                    95         42
------------------------------------------------------------
    Total Deferred Tax Liabilities          1,790        871
------------------------------------------------------------
    Net Deferred Tax (Liabilities) Assets $  (484)   $   150
============================================================

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

13 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income of $2,602, $958 and $(1,093) at December 31, 2001, 2000 and 1999, respectively consisted entirely of unrealized gains or losses on available-for-sale securities, net of tax.
     A reconciliation of other comprehensive income for the years ended December 31, 2001 and 2000 is as follows:

                                                        Tax
                                         Before-Tax   (Expense)    Net-of-Tax
2001                                       Amount      Benefit       Amount
------------------------------------------------------------------------------
Unrealized gains on
  available-for-sale securities:
    Unrealized gains arising during
      the year                            $ 2,465     $   (838)      $ 1,627
    Less:  Reclassification adjustment
      for losses realized in income           (26)           9           (17)
------------------------------------------------------------------------------
    Net unrealized gains                  $ 2,491     $   (847)      $ 1,644
==============================================================================

2000
------------------------------------------------------------------------------
Unrealized gains on
  available-for-sale securities:
    Unrealized gains arising during
      the year                            $ 2,753     $   (936)      $ 1,817
    Less:  Reclassification adjustment
      for losses realized in income          (354)         120          (234)
------------------------------------------------------------------------------
    Net unrealized gains                  $ 3,107     $ (1,056)      $ 2,051
==============================================================================

14 COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing Terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial Statements. The Company does not anticipate any losses as a result o f these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2001 and 2000 are as follows:

                                       2001          2000
---------------------------------------------------------
Commitments to extend credit:
  Fixed rate                       $ 17,490      $ 19,100
  Variable rate                    $ 45,033      $ 37,075

Standby letters of credit          $  3,311      $  2,077

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have expiration dates of one year or less or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     Various actions and proceedings are presently pending to which the Company is a party. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position of the Company.

                  Penseco Financial Services Corporation / 2001 Annual Report 31

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


                                             December 31, 2001          December 31, 2000
--------------------------------------------------------------------------------------------
                                           Carrying       Fair        Carrying      Fair
                                            Amount        Value        Amount       Value
--------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                 $  13,026     $  13,026    $  18,775    $  18,775
  Interest bearing balances with banks        4,270         4,270          358          358
  Federal funds sold                              -             -            -            -
--------------------------------------------------------------------------------------------
    Cash and cash equivalents                17,296        17,296       19,133       19,133
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities               36,069        36,069       54,662       54,662
      U.S. Agency obligations                58,143        58,143       35,749       35,749
      States & political subdivisions             -             -       13,293       13,293
      Federal Home Loan Bank stock            1,911         1,911        1,798        1,798
      Other securities                          382           382           70           70
    Held-to-maturity:
      U.S. Agency obligations                 2,377         2,332        3,905        3,780
      States & political subdivisions        29,741        30,285       16,331       17,060
--------------------------------------------------------------------------------------------
        Total investment securities         128,623       129,122      125,808      126,412
  Loans, net of unearned income:
    Real estate mortgages                   255,610       258,864      243,533      237,664
    Commercial                               30,001        30,001       21,566       21,566
    Consumer and other                       38,197        38,551       42,642       42,291
    Less:  Allowance for loan losses          3,600                      3,100
--------------------------------------------------------------------------------------------
      Loans, net                            320,208       327,416      304,641      301,521
--------------------------------------------------------------------------------------------
      Total Financial Assets                466,127     $ 473,834      449,582    $ 447,066
Other assets                                 16,424                     17,648
--------------------------------------------------------------------------------------------
      Total Assets                        $ 482,551                  $ 467,230
============================================================================================
Financial Liabilities:
  Demand - Non-interest bearing           $  70,812     $  70,812    $  64,184    $  64,184
  Demand - Interest bearing                  27,498        27,498       24,075       24,075
  Savings                                    67,613        67,613       63,552       63,552
  Money markets                              88,342        88,342       87,670       87,670
  Time                                      152,266       155,170      147,958      148,518
-------------------------------------------------------------------------------------------
      Total Deposits                        406,531       409,435      387,439      387,999
  Repurchase agreements                      18,140        18,140       15,086       15,086
  Short-term borrowings                          17            17       11,503       11,503
--------------------------------------------------------------------------------------------
      Total Financial Liabilities           424,688     $ 427,592      414,028    $ 414,588
Other Liabilities                             3,215                      3,135
Stockholders' Equity                         54,648                     50,067
--------------------------------------------------------------------------------------------
      Total Liabilities and
      Stockholders' Equity                $ 482,551                  $ 467,230
============================================================================================
Standby Letters of Credit                 $     (33)    $     (33)   $     (21)   $     (21)

32 Penseco Financial Services Corporation / 2001 Annual Report

16 OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $81 in 2001, $81 in 2000 and $80 in 1999. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.
     Future minimum rental commitments under these leases at December 31, 2001 are as follows:

                            Mount   Meadow    ATM
                           Pocono   Avenue   Sites    Total
-----------------------------------------------------------
2002                        $  47   $  19    $  15    $  81
2003                           47      19        6       72
2004                           47      19        -       66
2005                           47      19        -       66
2006                           47      12        -       59
2007 to 2011                  204       -        -      204
-----------------------------------------------------------
  Total minimum
    payments required       $ 439   $  88    $  21    $ 548
===========================================================

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

Years Ended December 31,       2001         2000
-------------------------------------------------
Beginning Balance          $  5,959     $  4,921
Additions                     2,997        2,914
Collections                  (2,292)      (1,876)
-------------------------------------------------
  Ending Balance           $  6,664     $  5,959
=================================================

18 REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.
     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.
     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 2001, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.
     In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's Capital Stock and Surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's Capital Stock and Surplus. The Federal Reserve System has interpreted "Capital Stock and Surplus" to include undivided profits.

                  Penseco Financial Services Corporation / 2001 Annual Report 33

               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

December 31, 2001              Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 55,646  18.22%    > $ 24,428  > 8.0%      > $ 30,535  > 10.0%
                                                  -           -           -           -
Tier I Capital
  (to Risk Weighted Assets)   $ 52,046  17.04%    > $ 12,214  > 4.0%      > $ 18,321  >  6.0%
                                                  -           -           -           -
Tier I Capital
  (to Average Assets)         $ 52,046  10.95%    >        *  >   *       > $ 23,759  >  5.0%
                                                  -           -           -           -

* 3.0%  ($14,255),  4.0%  ($19,007)  or 5.0%  ($23,759)  depending on the bank's
CAMELS Rating and other regulatory risk factors.


December 31, 2000
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 52,209  18.32%    > $ 22,796  > 8.0%      > $ 28,494  > 10.0%
                                                  -           -           -           -
Tier I Capital
  (to Risk Weighted Assets)   $ 49,109  17.23%    > $ 11,398  > 4.0%      > $ 17,096  >  6.0%
                                                  -           -           -           -
Tier I Capital
  (to Average Assets)         $ 49,109  10.93%    >        *  >   *       > $ 22,464  >  5.0%
                                                  -           -           -           -

* 3.0%  ($13,478),  4.0%  ($17,971)  or 5.0%  ($22,464)  depending on the bank's
CAMELS Rating and other regulatory risk factors.

19 PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,                          2001        2000
------------------------------------------------------
Cash                              $      6    $      -
Investment in bank subsidiary       54,319      50,017
Equity Investments                     362          50
------------------------------------------------------
  Total Assets                    $ 54,687    $ 50,067
------------------------------------------------------
  Total Stockholders' Equity      $ 54,687    $ 50,067
======================================================

STATEMENTS OF INCOME

Years Ended December 31,                    2001         2000        1999
-------------------------------------------------------------------------
Dividends from bank subsidiary           $ 2,892      $ 2,520     $ 2,363
Dividends on investment securities             5            -           -
-------------------------------------------------------------------------
  Total Income                             2,897        2,520       2,363
Other non-interest expense                     7            -           -
-------------------------------------------------------------------------
Net income before undistributed
  earnings of bank subsidiary              2,890        2,520       2,363
Undistributed earnings of bank
  subsidiary                               2,732        2,223       2,308
-------------------------------------------------------------------------
  Net Income                             $ 5,622      $ 4,743     $ 4,671
=========================================================================

STATEMENTS OF CASH FLOWS

Years Ended December 31,                         2001       2000       1999
----------------------------------------------------------------------------
Operating Activities:
Net Income                                   $  5,622   $  4,743   $  4,671
Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Equity in undistributed net
        income of bank subsidiary              (2,732)    (2,223)    (2,308)
----------------------------------------------------------------------------
      Net cash provided by
        operating activities                    2,890      2,520      2,363
----------------------------------------------------------------------------
Investing Activities:
Purchase of equity investment                    (199)       (50)         -
----------------------------------------------------------------------------
      Net cash (used) provided by
        investing activities                     (199)       (50)         -
----------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                            (2,685)    (2,470)    (2,363)
----------------------------------------------------------------------------
      Net cash used by
        financing activities                   (2,685)    (2,470)    (2,363)
----------------------------------------------------------------------------
      Net increase in cash and
        cash equivalents                            6          -          -
Cash and cash equivalents at January 1              -          -          -
----------------------------------------------------------------------------
Cash and cash equivalents at December 31     $      6   $      -   $      -
============================================================================

34 Penseco Financial Services Corporation / 2001 Annual Report

McGrail Merkel Quinn & Associates
Certified Public Accountants & Consultants

                                                                February 7, 2002


To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

                          Independent Auditor's Report
                          ----------------------------

     We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and its wholly-owned subsidiary, Penn Security Bank and Trust Company as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ McGrail, Merkel, Quinn & Associates


               Penseco Financial Services Corporation  /  2001 Annual Report  35

ITEM 9  Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
        Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2001.


                                    PART III


ITEM 10 Directors and Executive Officers of the Registrant

The information on Directors of the Company on pages 4, 5 and 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 7, 2002, is incorporated herein by reference thereto.

The information on Executive Officers on pages 6 and 7 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 7, 2002, is incorporated herein by reference thereto.


ITEM 11 Executive Compensation

The information contained under the heading "Executive Compensation" on page 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 7, 2002, is incorporated herein by reference thereto.


ITEM 12 Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities & Principal Holders Thereof" on pages 2 and 3 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 7, 2002, is incorporated herein by reference thereto.


ITEM 13 Certain Relationships and Related Transactions

The information contained in Note 17 under Item 8 on page 33 under the heading "General Notes to Financial Statements" in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference thereto.

36 Penseco Financial Services Corporation / 2001 Annual Report

                                    PART IV


ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Financial   Statements  -  The  following  financial   statements  are
          incorporated by reference in Part II, Item 8 hereof:

          Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          General Notes to Financial Statements
          Independent Auditor's Report

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

          3(ii)Registrant's   By-Laws   (Incorporated  herein  by  reference  to
               Exhibit 3(ii) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

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

(b) No current report on Form 8-K was filed for the fourth quarter of 2001 of the fiscal year ended December 31, 2001.

(c)       The exhibits  required to be filed by this Item are listed  under Item
          14. (a) 3, above.

(d) There are no financial statement schedules required to be filed under this item.

                  Penseco Financial Services Corporation / 2001 Annual Report 37

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchan ge Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2002.


By:  /s/ Otto P. Robinson, Jr.
         -------------------------
         Otto P. Robinson, Jr.
         President


By:  /s/ Richard E. Grimm
         -------------------------
         Richard E. Grimm
         Executive Vice-President


By:  /s/ Patrick Scanlon
         -------------------------
         Patrick Scanlon
         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2002.


By:  /s/ Edwin J. Butler                  By:   /s/ Robert W. Naismith, Ph.D.
         -------------------------                  -------------------------
         Edwin J. Butler                            Robert W. Naismith, Ph.D.
         Director                                   Director


By:  /s/ Richard E. Grimm                 By:   /s/ James B. Nicholas
         -------------------------                  -------------------------
         Richard E. Grimm                           James B. Nicholas
         Director                                   Director


By:  /s/ Russell C. Hazelton              By:   /s/ Emily S. Perry
         -------------------------                  -------------------------
         Russell C. Hazelton                        Emily S. Perry
         Director                                   Director


By:  /s/ D. William Hume                  By:   /s/ Sandra C. Phillips
         -------------------------                  -------------------------
         D. William Hume                            Sandra C. Phillips
         Director                                   Director


By:  /s/ James G. Keisling                By:   /s/ Otto P. Robinson, Jr.
         -------------------------                  -------------------------
         James G. Keisling                          Otto P. Robinson, Jr.
         Director                                   Director


By:  /s/ P. Frank Kozik                   By:   /s/ Steven L. Weinberger
         -------------------------                  -------------------------
         P. Frank Kozik                             Steven L. Weinberger
         Director                                   Director

38 Penseco Financial Services Corporation / 2001 Annual Report

                               INDEX TO EXHIBITS

Exhibit Number
Referred to
Item 601 of                                                            Prior Filing or Exhibit
Regulation S-K    DESCRIPTION OF EXHIBIT                               Page Number Herein
----------------------------------------------------------------------------------------------------------------------------
   2              Plan of acquisition, reorganization, arrangement,    None
                  liquidation or succession

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

                  (ii) By-Laws                                         Incorporated herein by reference to Exhibit 3 (ii) of
                                                                       Registrant's report on Form 10-K filed with the
                                                                       SEC on March 30, 1998.

   4 Instruments defining the rights of security holders, None including indentures

   9              Voting trust agreement                               None

  10              Material contracts - Supplemental Benefit Plan       Incorporated herein by reference to Exhibit 10 of
                  Agreement                                            Registrant's report on Form 10-Q filed with the
                                                                       SEC on May 10, 1999.

  11              Statement re:  Computation of per share earnings     None

  12              Statements re:  Computation of ratios                None

  13              Annual report to security holders, Form 10-Q or      Included herein by reference on pages 1-40,
                  quarterly report to security holders                 including the cover.

  16              Letter re:  Change in certifying accountant          None

  18              Letter re:  Change in accounting principles          None

  21              Subsidiaries of the registrant                       Incorporated herein by reference to Exhibit 21 of
                                                                       Registrant's report on Form 10-K filed with the
                                                                       SEC on March 30, 1998.

  22              Published report regarding matters submitted to      None
                  vote of security holders

  23              Consents of experts and counsel                      None

  24              Power of attorney                                    None

  99              Additional Exhibits                                  None

                  Penseco Financial Services Corporation / 2001 Annual Report 39

                                Company Officers
                                ----------------

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

Peter F. Moylan
Executive Vice-President Non-Deposit Services and Trust Officer

William J. Calpin, Jr.
Senior Vice-President, Trust Services

Andrew A. Kettel, Jr.
Senior Vice-President

Christe A. Casciano
Vice-President, Director of Marketing

Audrey F. Markowski
Vice-President

Michael G. Ostermayer
Vice-President, Chief Investment Officer, Trust Services

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

Gerard P. Vasil
Manager, Data Processing

P. Frank Kozik
Secretary

Mark M. Bennett
Credit Review Officer and Assistant Secretary

PENN SECURITY BANK AND TRUST COMPANY OFFICERS

ASSISTANT VICE-PRESIDENTS

Carl M. Baruffaldi
Denise M. Cebular
Carol Curtis McMullen
  Assistant Trust Officer and Assistant Secretary
Paula M. DePeters
  and Assistant Treasurer
J. Patrick Dietz
Karyn Gaus Vashlishan
Lisa A. Kearney
Eleanor Kruk
Caroline Mickelson
Aleta Sebastianelli
  and Assistant Secretary
Jeffrey Solimine
Jennifer S. Wohlgemuth
Linda Wolf
  and Training Officer
Beth S. Wolff
Deborah A. Wright

ASSISTANT CASHIERS
Susan Cottle
Lori A. Dzwieleski
Pamela Edwards
Frank Gardner
Barbara Garofoli
Susan T. Holweg
Susan A. Kopp
Jacqueline Lucke
Kristen A. McGoff
  and Branch Operations Officer
Candace F. Quick
Nereida Santiago
Sharon Thauer

ACCOUNTING OFFICER
Luree M. Waltz

ASSISTANT BRANCH OPERATIONS OFFICERS
Carolyn E. Brown
Jennifer A. Lucchese

ASSISTANT CHARGE CARD MANAGER
Eileen Yanchak

ASSISTANT DIRECTOR OF INTERNAL AUDIT
Paula A. Ralston Nenish

ASSISTANT STUDENT LOAN OFFICER
Jo Ann M. Bevilaqua

ASSISTANT TRUST OFFICER
Dominick P. Gianuzzi

BRANCH OPERATIONS OFFICERS
Patricia A. Bruno
Stephen A. Hoffman

BUSINESS DEVELOPMENT OFFICER
Mary Carol Cicco

COMPUTER OPERATIONS OFFICER
Charles Penn

DIRECTOR OF CAMPUS BANKING
Douglas R. Duguay

DIRECTOR OF P.C. SYSTEMS
Robert J. Saslo

FINANCIAL REPORTING OFFICER
John R. Anderson III

LOAN ADMINISTRATION OFFICER
Susan D. Blascak

LOAN OFFICER
Denise Belton

MERCHANT OFFICER
Jill Ross

OPERATIONS OFFICER
Patricia Pliske

TAX OFFICER
Robert W. McDonald

TRUST OPERATIONS OFFICER
Carol Trezzi

TRUST PORTFOLIO MANAGER
Katherine M. Oven

40 Penseco Financial Services Corporation / 2001 Annual Report

                              (INSIDE BACK COVER)

                              Company Board Members
                              ---------------------

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

                              www.pennsecurity.com