Form 10-Q
period 2002-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2002-04-26
CIK 1054508

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

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 26, 2002 was 2,148,000.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                 March 31, 2002...............................................3
                 December 31, 2001............................................3

               Statements of Income:

                 Three Months Ended March 31, 2002............................4
                 Three Months Ended March 31, 2001............................4

               Statements of Cash Flows:

                 Three Months Ended March 31, 2002............................5
                 Three Months Ended March 31, 2001............................5

               Notes to Financial Statements..................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................10


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings...............................................15

     Item 2. Changes in Securities...........................................15

     Item 3. Defaults Upon Senior Securities.................................15

     Item 4. Submission of Matters to a Vote of Security Holders.............15

     Item 5. Other Information...............................................16

     Item 6. Exhibits and Reports on Form 8-K................................16

     Signatures..............................................................16

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                 March 31,       December 31,
                                                                   2002               2001
                                                              --------------    --------------
ASSETS

Cash and due from banks                                          $   7,290         $  13,026
Interest bearing balances with banks                                   129             4,270
Federal funds sold                                                       -                 -
                                                              --------------    --------------
  Cash and Cash Equivalents                                          7,419            17,296
Investment securities:
  Available-for-sale, at fair value                                106,526            96,505
  Held-to-maturity (fair value of $31,992
    and $32,617, respectively)                                      31,788            32,118
                                                              --------------    --------------
  Total Investment Securities                                      138,314           128,623
Loans, net of unearned income                                      324,643           323,808
  Less: Allowance for loan losses                                    3,750             3,600
                                                              --------------    --------------
  Loans, Net                                                       320,893           320,208
Bank premises and equipment                                         10,596            10,783
Other real estate owned                                                195               143
Accrued interest receivable                                          3,812             3,599
Other assets                                                         2,518             1,899
                                                              --------------    --------------
  Total Assets                                                   $ 483,747         $ 482,551
                                                              ==============    ==============
LIABILITIES

Deposits:
  Non-interest bearing                                           $  67,299         $  70,812
  Interest bearing                                                 340,342           335,719
                                                              --------------    --------------
  Total Deposits                                                   407,641           406,531
Other borrowed funds:
  Repurchase agreements                                             15,915            18,140
  Short-term borrowings                                              2,320                17
Accrued interest payable                                             1,628             1,577
Other liabilities                                                    1,481             1,638
                                                              --------------    --------------
  Total Liabilities                                                428,985           427,903
                                                             --------------     --------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                  21                21
Surplus                                                             10,819            10,819
Retained earnings                                                   42,251            41,206
Accumulated other comprehensive income                               1,671             2,602
                                                              --------------    --------------
  Total Stockholders' Equity                                        54,762            54,648
                                                              --------------    --------------
  Total Liabilities and Stockholders' Equity                     $ 483,747         $ 482,551
                                                              ==============    ==============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                              Three Months Ended      Three Months Ended
                                                                March 31, 2002          March 31, 2001
                                                              ------------------      ------------------
INTEREST INCOME

Interest and fees on loans                                          $ 5,488                 $ 6,333
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                1,303                   1,409
  States & political subdivisions                                       443                     350
  Other securities                                                       24                      31
Interest on Federal funds sold                                           12                       4
Interest on balances with banks                                          16                       7
                                                              ------------------      ------------------
  Total Interest Income                                               7,286                   8,134
                                                              ------------------      ------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                           397                     506
Interest on other deposits                                            1,641                   2,710
Interest on other borrowed funds                                         75                     457
                                                              ------------------      ------------------
  Total Interest Expense                                              2,113                   3,673
                                                              ------------------      ------------------
  Net Interest Income                                                 5,173                   4,461
Provision for loan losses                                               179                     150
                                                              ------------------      ------------------
  Net Interest Income After Provision for Loan Losses                 4,994                   4,311
                                                              ------------------      ------------------
OTHER INCOME

Trust department income                                                 294                     338
Service charges on deposit accounts                                     268                     187
Merchant transaction income                                           1,690                   1,898
Other fee income                                                        218                     204
Other operating income                                                  214                      85
Realized losses on securities, net                                        -                     (32)
                                                              ------------------      ------------------
  Total Other Income                                                  2,684                   2,680
                                                              ------------------      ------------------
OTHER EXPENSES

Salaries and employee benefits                                        2,123                   2,032
Expense of premises and fixed assets                                    667                     723
Merchant transaction expenses                                         1,465                   1,667
Other operating expenses                                              1,158                   1,207
                                                              ------------------      ------------------
  Total Other Expenses                                                5,413                   5,629
                                                              ------------------      ------------------
Income before income taxes                                            2,265                   1,362
Applicable income taxes                                                 576                     274
                                                              ------------------      ------------------
  Net Income                                                          1,689                   1,088
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                 (931)                    965
                                                              ------------------      ------------------
  Comprehensive Income                                              $   758                 $ 2,053
                                                              ==================      ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                           $  0.79                 $  0.51
Cash Dividends Declared Per Common Share                            $  0.30                 $  0.25


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                   Three Months Ended      Three Months Ended
                                                                                     March 30, 2002           March 30, 2001
                                                                                   ------------------      ------------------
OPERATING ACTIVITIES

Net Income                                                                              $   1,689                $   1,088
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                310                      340
  Provision for loan losses                                                                   179                      150
  Deferred income tax provision (benefit)                                                      84                       25
  Amortization of securities, (net of accretion)                                               35                       (5)
  Net realized losses (gains) on securities                                                     -                       32
  Loss (gain) on other real estate                                                              -                        -
  (Increase) decrease in interest receivable                                                 (213)                     (70)
  (Increase) decrease in other assets                                                        (619)                    (658)
  Increase (decrease) in income taxes payable                                                 355                      141
  Increase (decrease) in interest payable                                                      51                     (287)
  (Decrease) increase in other liabilities                                                   (116)                    (265)
                                                                                   ------------------      ------------------
    Net cash provided by operating activities                                               1,755                      491
                                                                                   ------------------      ------------------

INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                    (16,455)                 (15,314)
  Proceeds from maturities of investment securities available-for-sale                      5,000                   15,113
  Purchase of investment securities to be held-to-maturity                                      -                        -
  Proceeds from repayments of investment securities to be held-to-maturity                    318                      285
  Net loans (originated) repaid                                                              (954)                 (17,257)
  Proceeds from other real estate                                                              38                       34
  Investment in premises and equipment                                                       (123)                     (24)
                                                                                   ------------------      ------------------
    Net cash (used) provided by investing activities                                      (12,176)                 (17,163)
                                                                                   ------------------      ------------------

FINANCING ACTIVITIES

  Net (decrease) increase in demand and savings deposits                                   (4,325)                  (7,982)
  Net proceeds (payments) on time deposits                                                  5,435                   (3,712)
  Increase (decrease) in federal funds purchased                                                -                        -
  (Decrease) increase in repurchase agreements                                             (2,225)                   1,809
  Net increase (decrease) in short-term borrowings                                          2,303                   16,954
  Cash dividends paid                                                                        (644)                    (537)
                                                                                   ------------------      ------------------
    Net cash provided (used) by financing activities                                          544                    6,532
                                                                                   ------------------      ------------------
    Net (decrease) increase in cash and cash equivalents                                   (9,877)                 (10,140)
Cash and cash equivalents at January 1                                                     17,296                   19,133
                                                                                   ------------------      ------------------
Cash and cash equivalents at March 31                                                   $   7,419                $   8,993
                                                                                   ==================      ==================

The Company paid interest and income taxes of $2,062 and $433 and $3,960 and $237, for the three month periods ended March 31, 2002 and 2001, respectively.

                   Notes to CONSOLIDATED Financial Statements
                      For the Quarter Ended March 31, 2002
                                   (unaudited)


These Notes to Financial Statements reflect events subsequent to December 31, 2001, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2002 and March 31, 2001, respecting the Company's capital requirements and liquidity,
(2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2001.


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

The amortized cost and fair value of investment securities at March 31, 2002 and December 31, 2001 are as follows:


                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
March 31, 2002                      Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  40,172     $   722       $ 167     $  40,727
U.S. Agency securities              55,354       2,101           -        57,455
States & political subdivisions      6,288           -         237         6,051
--------------------------------------------------------------------------------
  Total Debt Securities            101,814       2,823         404       104,233
Equity securities                    2,180         113           -         2,293
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 103,994     $ 2,936       $ 404     $ 106,526
--------------------------------------------------------------------------------

                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
December 31, 2001                  Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  35,014     $ 1,086       $  31     $  36,069
U.S. Agency securities              55,368       2,775           -        58,143
States & political subdivisions          -           -           -             -
--------------------------------------------------------------------------------
  Total Debt Securities             90,382       3,861          31        94,212
Equity securities                    2,180         113           -         2,293
--------------------------------------------------------------------------------
  Total Available-for-Sale       $  92,562     $ 3,974       $  31     $  96,505
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
March 31, 2002                     Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $   2,046     $     -       $  46     $   2,000
States & political subdivisions     29,742         563         313        29,992
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $  31,788     $   563       $ 359     $  31,992
--------------------------------------------------------------------------------

                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
December 31, 2001                  Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $   2,377     $     -       $  45     $   2,332
States & political subdivisions     29,741         799         255        30,285
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $  32,118     $   799       $ 300     $  32,617
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at March 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2002                        Available-for-Sale      Held-to-Maturity
--------------------------------------------------------------------------------
                                     Amortized    Fair       Amortized    Fair
                                        Cost      Value         Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities           $  10,006  $  10,075    $       -  $      -
  States & political subdivisions            -          -            -         -
After one year through five years:
  U.S. Treasury securities              30,166     30,652            -         -
  U.S. Agency securities                55,354     57,455            -         -
  States & political subdivisions            -          -            -         -
After five years through ten years:
  U.S. Agency securities                     -          -            -         -
  States & political subdivisions            -          -            -         -
After ten years:
  States & political subdivisions        6,288      6,051       29,742    29,992
--------------------------------------------------------------------------------
  Subtotal                             101,814    104,233       29,742    29,992
Mortgage-backed securities                   -          -        2,046     2,000
--------------------------------------------------------------------------------
  Total Debt Securities              $ 101,814  $ 104,233    $  31,788  $ 31,992
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2002, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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



                      Actual                                    Regulatory Requirements
------------------------------------------------    -------------------------------------------


                                                         For Capital              To Be
                                                      Adequacy Purposes     "Well Capitalized"
As of March 31, 2002          Amount     Ratio        Amount      Ratio       Amount    Ratio
-----------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 56,841    18.50%     > $ 24,580    >  8.0%  > $ 30,725   > 10.0%
                                                    -             -        -            -

Tier 1 Capital
(to Risk Weighted Assets)    $ 53,091    17.28%     > $ 12,290    >  4.0%  > $ 18,435   >  6.0%
                                                    -             -        -            -

Tier 1 Capital
(to Average Assets)          $ 53,091    10.92%     > $      *    >    *   > $ 24,300   >  5.0%
                                                    -             -        -            -

*3.0% ($14,580), 4.0% ($19,440) or 5.0% ($24,300) depending on the bank's CAMELS
Rating and other regulatory risk factors.



As of December 31, 2001
-----------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)    $ 55,646    18.22%     > $ 24,428    >  8.0%  > $ 30,535   >  10.0%
                                                    -             -        -            -

Tier 1 Capital
(to Risk Weighted Assets)    $ 52,046    17.04%     > $ 12,214    >  4.0%  > $ 18,321   >   6.0%
                                                    -             -        -            -

Tier 1 Capital
(to Average Assets)          $ 52,046    10.95%     > $      *    >    *   > $ 23,759   >   5.0%
                                                    -             -        -            -

*3.0% ($14,255), 4.0% ($19,007) or 5.0% ($23,759) depending on the bank's CAMELS
Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Penseco Financial Services Corporation and its subsidiary ("Penn Security Bank and Trust Company") for the three months ended March 31, 2002 and March 31, 2001. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $1,689 for three months ended March 31, 2002, an increase of $601 or 55.2% from the $1,088 reported for the first quarter of 2001. The increase in earnings is attributed to higher interest margins as well as decreases in operating expenses.

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

Net interest income after provision for loan losses increased $683 or 15.8%, from $4,311 for the first quarter of 2001 to $4,994 in 2002, the net result of a higher net interest margin, largely due to increases in loans and securities, along with decreases in the cost of deposits, as well as decreases in short-term borrowings costs.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 2002, the net interest margin was 4.46%, increasing 45 basis points from 4.01% in the same period of 2001, the result of decreased funding costs, mainly due to the precipitous drop in interest rates during 2001.

Total average earning assets and average interest bearing funds increased in the first quarter of 2002 as compared to 2001. Average earning assets increased $18.9 million or 4.2%, from $444.9 million in 2001 to $463.8 million in 2002 and average interest bearing funds increased $8.1 million, or 2.3%, from $352.3 million to $360.4 million for the same periods. As a percentage of average assets, earning assets increased from 94.6% in the first quarter of 2001 to 95.4% in 2002. Average interest bearing funding sources decreased from 74.9% in 2001 to 74.2% of total funding sources in the first quarter of 2002.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 2002 and 2001; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets decreased from 71.9% in 2001 to 70.4% in 2002. Average investment securities increased $5.8 million from 27.9% in 2001 to 28.1% in 2002. Transaction accounts increased $14.7 million from 47.9% in 2001 to 50.9% in 2002 of interest bearing liabilities. Time deposits increased $11.2 million from 41.8% in 2001 to 44.0% in 2002. Despite this, there was a decrease in funding costs due to the sharp decline in interest rates during 2001. Short-term borrowings and repurchase agreements, as a percentage of funding sources, decreased from 10.3% in 2001 to 5.2% in 2002.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 21 basis points from 6.34% in the first quarter of 2001 to 6.13% for 2002. Also, average loan yields decreased 120 basis points, from 7.92% in the first three months of 2001 to 6.72% in 2002. The average time deposit costs decreased from 5.78% in 2001 to 3.79% in 2002, along with transaction accounts decreasing 142 basis points from 2.59% in 2001 to 1.17% in 2002. This is the primary cause for the decrease in the total cost of funds from 4.17% in 2001 to 2.34% in 2002.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for March 31, 2002 and March 31, 2001.

---------------------------------------------------------------------------------------------------------------
                                                  March 31, 2002                      March 31, 2001
ASSETS                                     Average     Revenue/     Yield/     Average     Revenue/     Yield/
                                           Balance     Expense       Rate      Balance     Expense       Rate
---------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities              $  36,603     $   451      4.93%    $  46,328     $   670      5.80%
    U.S. Agency obligations                  55,363         832      6.01%       42,550         680      6.39%
    States & political subdivisions           3,972          49      7.48%       13,454         120      5.41%
    Federal Home Loan Bank stock              1,911          21      4.40%        1,799          30      6.67%
    Other                                       269           3      1.12%           74           1      1.40%
  Held-to-maturity:
    U.S. Agency obligations                   2,239          20      3.57%        3,806          58      6.10%
    States & political subdivisions          29,741         394      8.03%       16,332         230      8.53%
Loans, net of unearned income:
  Real estate mortgages                     252,752       4,348      6.88%      245,233       4,833      7.88%
  Commercial                                 32,342         472      5.84%       24,365         540      8.86%
  Consumer and other                         41,413         668      6.45%       50,168         961      7.66%
Federal funds sold                            2,963          12      1.62%          264           4      6.06%
Interest on balances with banks               4,267          16      1.50%          520           7      5.38%
---------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                     463,835     $ 7,286      6.28%      444,893     $ 8,134      7.31%
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                       7,894                               9,492
Bank premises and equipment                  10,758                              11,593
Accrued interest receivable                   3,454                               3,691
Other assets                                  3,649                               3,704
Less:  Allowance for loan losses              3,597                               3,086
---------------------------------------------------------------------------------------------------------------
Total Assets                              $ 485,993                           $ 470,287
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                 $  26,083     $    42      0.64%    $  25,074     $    67      1.07%
  Savings                                    68,777         183      1.06%       63,078         233      1.48%
  Money markets                              88,619         313      1.41%       80,672         790      3.92%
  Time - Over $100                           40,325         397      3.94%       32,291         506      6.27%
  Time - Other                              118,032       1,103      3.74%      114,867       1,620      5.64%
Federal funds purchased                           -           -         -             7           -         -
Repurchase agreements                        17,674          71      1.61%       16,280         184      4.52%
Short-term borrowings                           926           4      1.73%       19,993         273      5.46%
---------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                    360,436     $ 2,113      2.34%      352,262     $ 3,673      4.17%
---------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                66,728                              62,916
All other liabilities                         3,242                               4,271
Stockholders' equity                         55,587                              50,838
---------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                    $ 485,993                           $ 470,287
---------------------------------------------------------------------------------------------------------------
Interest Spread                                                      3.94%                               3.14%
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                     $ 5,173                             $ 4,461
---------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                4.46%                               4.01%
  Return on average assets                                           1.39%                               0.93%
  Return on average equity                                          12.15%                               8.56%
  Average equity to average assets                                  11.44%                              10.81%
  Dividend payout ratio                                             37.97%                              49.02%
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

In the first three months of 2002, the provision for loan losses was $179, an increase from $150 in the first three months of 2001. Loans charged-off totaled $29 and recoveries were $0 for the three months ended March 31, 2002. In the same period of 2001, recoveries of $3 offset loans charged off of $103.


Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2002 and March 31, 2001, respectively:

                                      March 31,  March 31,
Three Months Ended:                     2002       2001
----------------------------------------------------------
Trust department income               $    294   $    338
Service charges on deposit accounts        268        187
Merchant transaction income              1,690      1,898
Other fee income                           218        204
Other operating income                     214         85
Realized losses on securities, net           -        (32)
----------------------------------------------------------
  Total Other Income                  $  2,684   $  2,680
----------------------------------------------------------

Trust department income decreased $44 or 13.0% from the first quarter of 2001 due to decreases in market valuations of which fees are based. Service charge income increased $81 or 43.3% to $268 from $187 mainly due to a cost/revenue study implemented in the second quarter of 2001. Merchant transaction income decreased $208 or 11.0% from the first quarter of 2001 to $1,690 from $1,898, the result of a college merchant discontinuing payment of tuition via credit cards. Other fee income increased $14 or 6.9% mostly due to growth of $9 from increased volume in cardholder discounts. Other operating income increased $129 or 151.8%, largely from our brokerage services, which are exceeding management's expectations. Also, the Company realized a $32 loss on the sale of securities in the first quarter of 2001. The sale consisted of $10 million in short-term U.S. Treasury securities along with a $5 million callable U.S. Agency security. These proceeds were reinvested into longer-term U.S. Agency securities, which have contributed to the Company's net interest margin.


Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2002 and March 31, 2001, respectively:

                                       March 31,   March 31,
Three Months Ended:                      2002        2001
------------------------------------------------------------
Salaries and employee benefits         $  2,123    $  2,032
Expense of premises and fixed assets        667         723
Merchant transaction expenses             1,465       1,667
Other operating expenses                  1,158       1,207
------------------------------------------------------------
  Total Other Expenses                 $  5,413    $  5,629
------------------------------------------------------------

Other expenses decreased $216 or 3.8% to $5,413, in the first three months of 2002 as compared to $5,629 in the same period of 2001. Salaries and benefits increased $91 or 4.5% over the first quarter of 2001, due to increases in salaries and brokerage commissions. Merchant transaction expenses decreased $202 or 12.1% due to a college merchant discontinuing payment of tuition via credit cards. Other operating expenses decreased $49 or 4.1% to $1,158 from $1,207. Also in 2001, outside services increased due primarily to $133 of non-recurring expenses, which were fees paid for a third party review of the Company's operations.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                                 March 31,    December 31,
As Of:                                             2002          2001
--------------------------------------------------------------------------
Real estate - construction
  and land development                           $   7,577     $   9,124
Real estate mortgages                              241,939       246,486
Commercial                                          34,301        30,001
Credit card and related plans                        2,213         2,377
Installment                                         29,583        30,142
Obligations of states & political subdivisions       9,030         5,678
--------------------------------------------------------------------------
  Loans, net of unearned income                    324,643       323,808
Less:  Allowance for loan losses                     3,750         3,600
--------------------------------------------------------------------------
  Loans, net                                     $ 320,893     $ 320,208
--------------------------------------------------------------------------

Loan Quality

The lending activities of the Company are guided by the comprehensive lending policy established by the Board of Directors. Loans must meet criteria, which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions.

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                               March 31,   December 31,   March 31,
As Of:                                           2002          2001         2001
-----------------------------------------------------------------------------------
Non-accrual loans                               $ 2,116      $ 1,917      $ 1,508
Loans past due 90 days or more and accruing:
  Guaranteed student loans                          335          304          241
  Credit card and home equity loans                   5           22           31
-----------------------------------------------------------------------------------
  Total non-performing loans                      2,456        2,243        1,780
Other real estate owned                             195          143          201
-----------------------------------------------------------------------------------
  Total non-performing assets                   $ 2,651      $ 2,386      $ 1,981
-----------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,116 and $1,508 at March 31, 2002 and March 31, 2001, respectively. If interest on those loans had been accrued, such income would have been $166 and $180 for the three months ended March 31, 2002 and March 31, 2001, respectively. Interest income on those loans, which is recorded only when received, amounted to $9 and $0 for March 31, 2002 and March 31, 2001, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2002 there are no significant loans as to which management has serious doubt about their collectibility.

At March 31, 2002 and December 31, 2001, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                          March 31,      March 31,
Three Months Ended:                         2002           2001
------------------------------------------------------------------
Balance at beginning of year               $ 3,600        $ 3,100
Charge-offs:
  Real estate mortgages                         25              -
  Commercial and all others                      -            100
  Credit card and related plans                  4              2
  Installment loans                              -              1
------------------------------------------------------------------
Total charge-offs                               29            103
------------------------------------------------------------------
Recoveries:
  Real estate mortgages                          -              -
  Commercial and all others                      -              -
  Credit card and related plans                  -              -
  Installment loans                              -              3
------------------------------------------------------------------
Total recoveries                                 -              3
------------------------------------------------------------------
Net charge-offs (recoveries)                    29            100
------------------------------------------------------------------
Provision charged to operations                179            150
------------------------------------------------------------------
  Balance at End of Period                 $ 3,750        $ 3,150
------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                0.009%         0.031%
------------------------------------------------------------------

The allowance for loan losses is allocated as follows:

As Of:                        March 31, 2002   December 31, 2001  March 31, 2001
--------------------------------------------------------------------------------
                                Amount     %*    Amount     %*     Amount     %*
--------------------------------------------------------------------------------
Real estate mortgages          $ 1,700   77%    $ 1,700   79%     $ 1,500   76%
Commercial and all others        1,525   13%      1,375   11%       1,150   13%
Credit card and related plans      175    1%        175    1%         150    1%
Personal installment loans         350    9%        350    9%         350   10%
--------------------------------------------------------------------------------
  Total                        $ 3,750  100%    $ 3,600  100%     $ 3,150  100%
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

The Company's total risk-based capital ratio was 18.50% at March 31, 2002. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criterion, which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.



PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.

Item 2 -- Changes in Securities

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

     a. Exhibits No exhibits are filed with this form 10-Q in the quarter ended March 31, 2002.

     b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 2002.



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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    April 26, 2002



By            /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    April 26, 2002