Form 10-Q
period 2002-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2002-08-02
CIK 1054508

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

                  For the quarterly period ended June 30, 2002

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 26, 2002 was 2,148,000.

================================================================================

         PENSECO FINANCIAL SERVICES CORPORATION


                                                                         Page
                                                                         ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                  June 30, 2002..........................................  3
                  December 31, 2001......................................  3

               Statements of Income:

                  Three Months Ended June 30, 2002.......................  4
                  Three Months Ended June 30, 2001.......................  4
                  Six Months Ended June 30, 2002.........................  5
                  Six Months Ended June 30, 2001.........................  5

               Statements of Cash Flows:

                  Six Months Ended June 30, 2002.........................  6
                  Six Months Ended June 30, 2001.........................  6

               Notes to Financial Statements.............................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................. 11


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings........................................... 17

     Item 2. Changes in Securities....................................... 17

     Item 3. Defaults Upon Senior Securities............................. 17

     Item 4. Submission of Matters to a Vote of Security Holders......... 17

     Item 5. Other Information........................................... 17

     Item 6. Exhibits and Reports on Form 8-K............................ 18

     Signatures.......................................................... 18

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                 June 30,      December 31,
                                                                   2002            2001
                                                              -------------    -------------
ASSETS
Cash and due from banks                                         $  10,301        $  13,026
Interest bearing balances with banks                                2,910            4,270
Federal funds sold                                                 10,600                -
                                                              -------------    -------------
  Cash and Cash Equivalents                                        23,811           17,296
Investment securities:
  Available-for-sale, at fair value                               107,097           96,505
  Held-to-maturity (fair value of $32,479
    and $32,617, respectively)                                     31,503           32,118
                                                              -------------    -------------
  Total Investment Securities                                     138,600          128,623
Loans, net of unearned income                                     322,506          323,808
  Less: Allowance for loan losses                                   3,950            3,600
                                                              -------------    -------------
  Loans, Net                                                      318,556          320,208
Bank premises and equipment                                        10,350           10,783
Other real estate owned                                                 -              143
Accrued interest receivable                                         3,801            3,599
Other assets                                                        2,490            1,899
                                                              -------------    -------------
  Total Assets                                                  $ 497,608        $ 482,551
                                                              =============    =============
LIABILITIES
Deposits:
  Non-interest bearing                                          $  70,089        $  70,812
  Interest bearing                                                347,368          335,719
                                                              -------------    -------------
  Total Deposits                                                  417,457          406,531
Other borrowed funds:
  Repurchase agreements                                            19,355           18,140
  Short-term borrowings                                               873               17
Accrued interest payable                                            1,596            1,577
Other liabilities                                                   1,409            1,638
                                                              -------------    -------------
  Total Liabilities                                               440,690          427,903
                                                              -------------    -------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                 21               21
Surplus                                                            10,819           10,819
Retained earnings                                                  43,173           41,206
Accumulated other comprehensive income                              2,905            2,602
                                                              -------------    -------------
  Total Stockholders' Equity                                       56,918           54,648
                                                              -------------    -------------
  Total Liabilities and Stockholders' Equity                    $ 497,608        $ 482,551
                                                              =============    =============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                              Three Months Ended        Three Months Ended
                                                                 June 30, 2002             June 30, 2001
                                                              ------------------        ------------------
INTEREST INCOME
Interest and fees on loans                                          $ 5,326                   $ 6,357
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                1,244                     1,394
  States & political subdivisions                                       584                       360
  Other securities                                                       19                        32
Interest on Federal funds sold                                           18                         1
Interest on balances with banks                                          21                         2
                                                              ------------------        ------------------
  Total Interest Income                                               7,212                     8,146
                                                              ------------------        ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                           366                       436
Interest on other deposits                                            1,669                     2,528
Interest on other borrowed funds                                         77                       387
                                                              ------------------        ------------------
  Total Interest Expense                                              2,112                     3,351
                                                              ------------------        ------------------
  Net Interest Income                                                 5,100                     4,795
Provision for loan losses                                               240                       291
                                                              ------------------        ------------------
  Net Interest Income After Provision for Loan Losses                 4,860                     4,504
                                                              ------------------        ------------------
OTHER INCOME
Trust department income                                                 352                       344
Service charges on deposit accounts                                     284                       337
Merchant transaction income                                             920                       884
Other fee income                                                        239                       232
Other operating income                                                  183                       147
Realized losses on securities, net                                        -                         -
                                                              ------------------        ------------------
  Total Other Income                                                  1,978                     1,944
                                                              ------------------        ------------------
OTHER EXPENSES
Salaries and employee benefits                                        2,217                     1,954
Expense of premises and fixed assets                                    628                       679
Merchant transaction expenses                                           794                       798
Other operating expenses                                              1,173                     1,200
                                                              ------------------        ------------------
  Total Other Expenses                                                4,812                     4,631
                                                              ------------------        ------------------
Income before income taxes                                            2,026                     1,817
Applicable income taxes                                                 459                       421
                                                              ------------------        ------------------
  Net Income                                                          1,567                     1,396
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                1,234                      (382)
                                                              ------------------        ------------------
  Comprehensive Income                                              $ 2,801                   $ 1,014
                                                              ==================        ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                           $  0.73                   $  0.65
Cash Dividends Declared Per Common Share                            $  0.30                   $  0.25


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                               Six Months Ended          Six Months Ended
                                                                 June 30, 2002             June 30, 2001
                                                              ------------------        ------------------
INTEREST INCOME
Interest and fees on loans                                         $ 10,814                  $ 12,690
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                2,547                     2,803
  States & political subdivisions                                     1,027                       710
  Other securities                                                       43                        63
Interest on Federal funds sold                                           30                         5
Interest on balances with banks                                          37                         9
                                                              ------------------        ------------------
  Total Interest Income                                              14,498                    16,280
                                                              ------------------        ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                           763                       942
Interest on other deposits                                            3,310                     5,238
Interest on other borrowed funds                                        152                       844
                                                              ------------------        ------------------
  Total Interest Expense                                              4,225                     7,024
                                                              ------------------        ------------------
  Net Interest Income                                                10,273                     9,256
Provision for loan losses                                               419                       441
                                                              ------------------        ------------------
  Net Interest Income After Provision for Loan Losses                 9,854                     8,815
                                                              ------------------        ------------------
OTHER INCOME
Trust department income                                                 646                       682
Service charges on deposit accounts                                     552                       524
Merchant transaction income                                           2,610                     2,782
Other fee income                                                        457                       436
Other operating income                                                  397                       232
Realized losses on securities, net                                        -                       (32)
                                                              ------------------        ------------------
  Total Other Income                                                  4,662                     4,624
                                                              ------------------        ------------------
OTHER EXPENSES
Salaries and employee benefits                                        4,340                     3,986
Expense of premises and fixed assets                                  1,295                     1,402
Merchant transaction expenses                                         2,259                     2,465
Other operating expenses                                              2,331                     2,407
                                                              ------------------        ------------------
  Total Other Expenses                                               10,225                    10,260
                                                              ------------------        ------------------
Income before income taxes                                            4,291                     3,179
Applicable income taxes                                               1,035                       695
                                                              ------------------        ------------------
  Net Income                                                          3,256                     2,484
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                  303                       583
                                                              ------------------        ------------------
  Comprehensive Income                                             $  3,559                  $  3,067
                                                              ==================        ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                          $   1.52                  $   1.16
Cash Dividends Declared Per Common Share                           $   0.60                  $   0.50


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                    Six Months Ended      Six Months Ended
                                                                                      June 30, 2002         June 30, 2001
                                                                                   ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                              $  3,256              $  2,484
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               619                   670
  Provision for loan losses                                                                  419                   441
  Deferred income tax (benefit) provision                                                    (72)                   35
  Amortization of securities, (net of accretion)                                              86                    (2)
  Net realized losses (gains) on securities                                                    -                    32
  Loss (gain) on other real estate                                                             -                    20
  (Increase) decrease in interest receivable                                                (202)                 (182)
  (Increase) decrease in other assets                                                       (591)                 (429)
  Increase (decrease) in income taxes payable                                                 90                   142
  Increase (decrease) in interest payable                                                     19                  (264)
  (Decrease) increase in other liabilities                                                  (403)                 (217)
                                                                                   ------------------    ------------------
    Net cash provided by operating activities                                              3,221                 2,730
                                                                                   ------------------    ------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                   (20,192)              (20,727)
  Proceeds from maturities of investment securities available-for-sale                    10,000                23,111
  Purchase of investment securities to be held-to-maturity                                     -                     -
  Proceeds from repayments of investment securities to be held-to-maturity                   588                   722
  Net loans repaid (originated)                                                            1,233               (22,462)
  Proceeds from other real estate                                                            143                   103
  Investment in premises and equipment                                                      (186)                  (90)
                                                                                   ------------------    ------------------
    Net cash (used) provided by investing activities                                      (8,414)              (19,343)
                                                                                   ------------------    ------------------

FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                   9,440                 1,046
  Net proceeds (payments) on time deposits                                                 1,486                (3,606)
  Increase (decrease) in federal funds purchased                                               -                     -
  Increase (decrease) in repurchase agreements                                             1,215                 3,366
  Net increase (decrease) in short-term borrowings                                           856                 7,695
  Cash dividends paid                                                                     (1,289)               (1,074)
                                                                                   ------------------    ------------------
    Net cash provided (used) by financing activities                                      11,708                 7,427
                                                                                   ------------------    ------------------
    Net increase (decrease) in cash and cash equivalents                                   6,515                (9,186)
Cash and cash equivalents at January 1                                                    17,296                19,133
                                                                                   ------------------    ------------------
Cash and cash equivalents at June 30                                                    $ 23,811              $  9,947
                                                                                   ==================    ==================



The Company paid interest and income taxes of $4,206 and $1,150 and $7,288 and $530, for the six month periods ended June 30, 2002 and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2001, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.


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

The amortized cost and fair value of investment securities at June 30, 2002 and December 31, 2001 are as follows:



                                      Available-for-Sale

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
June 30, 2002                        Cost       Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $  35,148    $  1,091      $  -     $  36,239
U.S. Agency securities               55,340       3,206         -        58,546
States & political subdivisions       9,932          39        69         9,902
--------------------------------------------------------------------------------
  Total Debt Securities             100,420       4,336        69       104,687
Equity securities                     2,275         135         -         2,410
--------------------------------------------------------------------------------
  Total Available-for-Sale        $ 102,695    $  4,471      $ 69     $ 107,097
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
--------------------------------------------------------------------------------


                                       Held-to-Maturity

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair
June 30, 2002                        Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities      $   1,806    $     11      $  27    $    1,790
States & political subdivisions      29,697       1,027         35        30,689
--------------------------------------------------------------------------------
  Total Held-to-Maturity          $  31,503    $  1,038      $  62    $   32,479
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2002                        Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                    Amortized     Fair      Amortized     Fair
                                       Cost       Value        Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities          $   5,004   $   5,089   $       -   $      -
  U.S. Agency securities                5,012       5,223           -          -
After one year through five years:
  U.S. Treasury securities             30,144      31,150           -          -
  U.S. Agency securities               50,328      53,323           -          -
After ten years:
  States & political subdivisions       9,932       9,902      29,697     30,689
--------------------------------------------------------------------------------
  Subtotal                            100,420     104,687      29,697     30,689
Mortgage-backed securities                  -           -       1,806      1,790
--------------------------------------------------------------------------------
  Total Debt Securities             $ 100,420   $ 104,687   $  31,503   $ 32,479
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2002, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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



                      Actual                                    Regulatory Requirements
-----------------------------------------------     --------------------------------------------

                                                          For Capital               To Be
                                                       Adequacy Purposes      "Well Capitalized"

As of June 30, 2002            Amount     Ratio        Amount     Ratio        Amount      Ratio
------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 57,963   17.68%     > $ 26,225   > 8.0%     > $ 32,781   > 10.0%
                                                    -            -          -            -

Tier 1 Capital
(to Risk Weighted Assets)     $ 54,013   16.48%     > $ 13,113   > 4.0%     > $ 19,669   >  6.0%
                                                    -            -          -            -

Tier 1 Capital
(to Average Assets)           $ 54,013   11.03%     > $      *   >   *      > $ 24,495   >  5.0%
                                                    -            -          -            -

*3.0% ($14,697), 4.0% ($19,596) or 5.0% ($24,495) depending on the bank's CAMELS
Rating and other regulatory risk factors.



As of December 31, 2001
------------------------------------------------------------------------------------------------
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

PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary ("Penn Security Bank and Trust Company") for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported an increase in net income of $171 or 12.2% to $1,567 from $1,396 reported for the three months ended June 30, 2001. This is attributed to increases in the net interest income, along with increased other income, mainly from increases in brokerage services.

The Company also reported an increase in net income of $772 or 31.1% to $3,256 for the six months ended June 30, 2002 from $2,484 reported for the first half of 2001, largely due to increases in the net interest margin. There was an increase in other income of $38 or .8%, mainly from an increase in brokerage services.

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

Net interest income after provision for loan losses increased $1,039 or 11.8% from $8,815 for the first half of 2001 to $9,854 in 2002. In addition, earning assets repriced downward 104 basis points due to the precipitous drop in interest rates following September 11, 2001, offset by interest bearing liabilities repricing downward 161 basis points, as shown on the following schedule.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 2002, the net interest margin was 4.41%, increasing 28 basis points from 4.13% in the same period of 2001.

Total average earning assets and average interest bearing funds increased in the first half of 2002 as compared to 2001. Average earning assets increased $17.7 million or 3.9%, from $448.5 million in 2001 to $466.2 million in 2002 and average interest bearing funds increased $7.7 million, or 2.2%, from $357.2 million to $364.9 million for the same periods. As a percentage of average assets, earning assets increased to 95.2% for the first half of 2002 from 94.8% for the year ago period. Interest bearing liabilities decreased to 74.5% from 75.5%, as a percentage of total liabilities and stockholders' equity, compared to the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of both 2002 and 2001. Average loans as a percentage of average earning assets decreased from 72.9% in 2001 to 69.3% in 2002; average investments increased from 27.0% to 28.7%. Short-term investments, federal funds sold and interest bearing balances with banks increased $8.2 million to $8.9 from $.7 and also increased as a percentage of earning assets from .2% in 2001 to 1.9% in 2002. Time deposits increased $14.5 million from 40.4% in 2001 to 43.5% in 2002. However, short-term borrowings and repurchase agreements decreased $17.9 from 10.4% in 2001 to 5.2% in 2002, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 33 basis points from 6.52% in the first half of 2001 to 6.19% for 2002. Also, average loan yields decreased 45 basis points, from 7.76% in the first half of 2001 to 7.31% in 2002. The average time deposit costs decreased from 5.60% in 2001 to 3.71% in 2002, along with money market accounts decreasing 197 basis points from 3.51% in 2001 to 1.54% in 2002. These are the primary causes of the decrease in the total cost of funds rate from 3.93% in 2001 to 2.32% in 2002.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for June 30, 2002 and June 30, 2001.


-----------------------------------------------------------------------------------------------------------
                                                   June 30, 2002                      June 30, 2001
ASSETS                                    Average     Revenue/    Yield/     Average     Revenue/    Yield/
                                          Balance     Expense     Rate       Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities             $  35,163    $    824     4.69%    $  41,292    $  1,258     6.09%
    U.S. Agency obligations                 55,349       1,687     6.10%       44,318       1,436     6.48%
    States & political subdivisions          9,483         237     7.57%       13,451         245     5.52%
    Federal Home Loan Bank stock             1,999          37     3.70%        1,904          61     6.41%
    Other                                      269           6     2.23%          234           2     1.70%
  Held-to-maturity:
    U.S. Agency obligations                  1,947          36     3.70%        3,412         109     6.39%
    States & political subdivisions         29,698         791     8.07%       16,333         465     8.63%
Loans, net of unearned income:
  Real estate mortgages                    249,464       8,595     6.89%      248,345       9,698     7.81%
  Commercial                                33,553         911     5.43%       28,933       1,137     7.86%
  Consumer and other                        40,326       1,307     6.48%       49,593       1,855     7.48%
Federal funds sold                           4,024          30     1.49%          235           5     4.25%
Interest on balances with banks              4,910          37     1.51%          465           9     3.87%
-----------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                    466,185    $ 14,498     6.22%      448,515    $ 16,280     7.26%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                      8,041                              7,836
Bank premises and equipment                 10,523                             11,291
Accrued interest receivable                  3,470                              3,753
Other assets                                 5,442                              5,039
Less:  Allowance for loan losses             3,757                              3,110
-----------------------------------------------------------------------------------------------------------
Total Assets                             $ 489,904                          $ 473,324
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                $  26,613    $     82     0.62%    $  24,556    $    133     1.08%
  Savings                                   70,797         359     1.01%       63,794         469     1.47%
  Money markets                             89,612         690     1.54%       87,611       1,539     3.51%
  Time - Over $100                          39,213         763     3.89%       30,481         942     6.18%
  Time - Other                             119,514       2,179     3.65%      113,760       3,098     5.45%
Federal funds purchased                          -           -         -            3           -         -
Repurchase agreements                       18,425         146     1.58%       16,899         337     3.99%
Short-term borrowings                          706           6     1.70%       20,140         506     5.02%
-----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                   364,880    $  4,225     2.32%      357,244    $  7,024     3.93%
-----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing               66,782                             60,083
All other liabilities                        2,569                              3,394
Stockholders' equity                        55,673                             52,603
-----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                   $ 489,904                          $ 473,324
-----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.90%                              3.33%
-----------------------------------------------------------------------------------------------------------
Net Interest Income                                   $ 10,273                           $  9,256
-----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              4.41%                              4.13%
  Return on average assets                                         1.33%                              1.05%
  Return on average equity                                        11.70%                              9.44%
  Average equity to average assets                                11.36%                             11.11%
  Dividend payout ratio                                           39.47%                             43.10%
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

In the first half of 2002, the provision for loan losses was $419, a decrease from $441 in the first six months of 2001. Loans charged-off totaled $89 and recoveries were $20 for the six months ended June 30, 2002. In the same period of 2001, loans charged off were $414, offset by recoveries of $23. At June 30, 2002, the allowance for loan losses increased to $3,950 or 1.22% of loans as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2002 and June 30, 2001, respectively:

                                          June 30,    June 30,
Three Months Ended:                         2002        2001
---------------------------------------------------------------
Trust department income                   $    352    $    344
Service charges on deposit accounts            284         337
Merchant transaction income                    920         884
Other fee income                               239         232
Other operating income                         183         147
Realized losses on securities, net               -           -
---------------------------------------------------------------
  Total Other Income                      $  1,978    $  1,944
---------------------------------------------------------------

Other income increased $34 or 1.7% to $1,978 from $1,944 for the three months ended June 30, 2002. Contributing to the growth in other income were increases of $36 or 4.1% to $920 from $884 in merchant transaction income and $36 or 24.5% to $183 from $147 in other operating income, due mainly to increased revenue from our brokerage division, offset by a reduction in service charges in deposit accounts of $53 or 15.7%.

The following table sets forth information by category of other income for the Company for six months ended June 30, 2002 and June 30, 2001, respectively:

                                          June 30,    June 30,
Six Months Ended:                           2002        2001
---------------------------------------------------------------
Trust department income                   $    646    $    682
Service charges on deposit accounts            552         524
Merchant transaction income                  2,610       2,782
Other fee income                               457         436
Other operating income                         397         232
Realized losses on securities, net               -         (32)
---------------------------------------------------------------
  Total Other Income                      $  4,662    $  4,624
---------------------------------------------------------------

Other income increased $38 or .8% to $4,662 from $4,624 during the first half of 2002. Contributing to the growth in other income were increased service charge revenue of $28 or 5.3% to $552 from $524 and other operating income increased
$165 or 71.1% to $397 from $232 due mostly to brokerage division income. Offsetting these increases were decreases in merchant transaction income of $172 or 6.2% (resulting from a major university ceasing to permit tuition payments by credit card) and a reduction in trust department income due to lower market valuations.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2002  and  June  30,  2001,
respectively:

                                          June 30,    June 30,
Three Months Ended:                         2002        2001
---------------------------------------------------------------
Salaries and employee benefits            $  2,217    $  1,954
Expense of premises and fixed assets           628         679
Merchant transaction expenses                  794         798
Other operating expenses                     1,173       1,200
---------------------------------------------------------------
  Total Other Expenses                    $  4,812    $  4,631
---------------------------------------------------------------


Other expenses increased $181 or 3.9% to $4,812 from $4,631 for the three months ended June 30, 2002 mainly due to an increase of $263 or 13.5% to $2,217 from $1,954 in salaries and employee benefits due to merit increases, staff additions and replacements, while expense of premises and fixed assets was reduced by $51 or 7.5%. Applicable income tax expense increased $38 or 9.0%, due to higher operating income.


The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2002 and June 30, 2001, respectively:

                                          June 30,    June 30,
Six Months Ended:                           2002        2001
---------------------------------------------------------------
Salaries and employee benefits            $  4,340    $  3,986
Expense of premises and fixed assets         1,295       1,402
Merchant transaction expenses                2,259       2,465
Other operating expenses                     2,331       2,407
---------------------------------------------------------------
  Total Other Expenses                    $ 10,225    $ 10,260
---------------------------------------------------------------

Other expenses decreased $35 or .3% to $10,225 from $10,260 during the first half of 2002, largely due to a reduction of $107 or 7.6% in expense of premises and fixed assets and a reduction in merchant transaction expenses of $206 or 8.4%, offset by an increase in salaries and employee benefits of $354 or 8.9% to $4,340 from $3,986 due to merit increases, staff additions and replacements. Applicable income tax expense increased $340 or 48.9% to $1,035 from $695 due to a higher taxable operating income.


Loan Portfolio


Details regarding the Company's loan portfolio:

                                                  June 30,          December 31,
As Of:                                              2002                2001
--------------------------------------------------------------------------------
Real estate - construction
  and land development                            $   5,873         $   9,124
Real estate mortgages                               243,272           246,486
Commercial                                           33,247            30,001
Credit card and related plans                         2,180             2,377
Installment                                          28,727            30,142
Obligations of states & political subdivisions        9,207             5,678
--------------------------------------------------------------------------------
  Loans, net of unearned income                     322,506           323,808
Less:  Allowance for loan losses                      3,950             3,600
--------------------------------------------------------------------------------
  Loans, net                                      $ 318,556         $ 320,208
--------------------------------------------------------------------------------

Loan Quality

The comprehensive lending policy established by the Board of Directors guides the lending activities of the Company. Loans must meet criteria, which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions.

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                              June 30,   December 31,   June 30,
As Of:                                          2002         2001         2001
--------------------------------------------------------------------------------
Non-accrual loans                             $ 2,104      $ 1,917      $ 1,436
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        301          304          314
  Credit card and home equity loans                 3           22            7
--------------------------------------------------------------------------------
  Total non-performing loans                    2,408        2,243        1,757
Other real estate owned                             -          143          199
--------------------------------------------------------------------------------
  Total non-performing assets                 $ 2,408      $ 2,386      $ 1,956
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,104 and $1,436 at June 30, 2002 and June 30, 2001, respectively. If interest on those loans had been accrued, such income would have been $195 and $142 for the six months ended June 30, 2002 and June 30, 2001, respectively. Interest income on those loans, which is recorded only when received, amounted to $17 and $8 for June 30, 2002 and June 30, 2001, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2002 there are no significant loans as to which management has serious doubt about their collectibility.

At June 30, 2002 and December 31, 2001, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                               June 30,       June 30,
Three Months Ended:                              2002           2001
----------------------------------------------------------------------
Balance at beginning of year                    $ 3,600       $ 3,100
Charge-offs:
  Real estate mortgages                              54             -
  Commercial and all others                          23           388
  Credit card and related plans                      11            12
  Installment loans                                   1            14
----------------------------------------------------------------------
Total charge-offs                                    89           414
----------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              19            15
  Commercial and all others                           -             -
  Credit card and related plans                       -             -
  Installment loans                                   1             8
----------------------------------------------------------------------
Total recoveries                                     20            23
----------------------------------------------------------------------
Net charge-offs (recoveries)                         69           391
----------------------------------------------------------------------
Provision charged to operations                     419           441
----------------------------------------------------------------------
  Balance at End of Period                      $ 3,950       $ 3,150
----------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.021%        0.120%
----------------------------------------------------------------------


Due to the continuing economic uncertainties, and as an act of prudence by management, action was taken to increase the allowance for loan losses to 1.22% of loans as of June 30, 2002. This compares with .96% of loans one year earlier.


The allowance for loan losses is allocated as follows:


As Of:                             June 30, 2002       December 31, 2001      June 30, 2001
--------------------------------------------------------------------------------------------
                                   Amount     % *        Amount     % *       Amount     % *
--------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,800   77%         $ 1,700   79%        $ 1,500   76%
Commercial and all others           1,625   13%           1,375   11%          1,150   14%
Credit card and related plans         175    1%             175    1%            150    1%
Personal installment loans            350    9%             350    9%            350    9%
--------------------------------------------------------------------------------------------
  Total                           $ 3,950  100%         $ 3,600  100%        $ 3,150  100%
--------------------------------------------------------------------------------------------

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

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's substantial U.S. Treasury and U.S. Agency bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal funds), lines of credit at the Federal Reserve Bank and lines of credit at the Federal Home Loan Bank. The designation of securities as "Held-To-Maturity" lessens the ability of banks to sell securities so classified, except in regard to certain changes in circumstances or other events that are isolated, nonrecurring and unusual.


Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.


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

The Company's total risk-based capital ratio was 17.68% at June 30, 2002. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criterion, which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.



PART II. OTHER INFORMATION



Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders of Penseco Financial Services Corporation was held on May 7, 2002.

   The results of the items submitted for a vote are as follows:

   The following  three Directors, whose term will expire in 2006, were elected:

                         number of votes     number of votes        number of
                        cast for director  cast against director  votes not cast
                        -----------------  ---------------------  --------------

   D. William Hume          2,009,091             19,517             119,392
   James G. Keisling        1,999,060             29,548             119,392
   Otto P. Robinson, Jr.    2,003,767             24,841             119,392


Item 5 -- Other Information

   None.

Item 6 -- Exhibits and Reports on Form 8-K


   a.  Exhibits
          No exhibits are filed with  this form  10-Q in  the quarter ended June
            30, 2002.

   b.  Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended June 30, 2002.





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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    July 26, 2002



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    July 26, 2002