Form 10-Q
period 2002-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2002-11-15
CIK 1054508

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

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| _____ No _____

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 25, 2002 was 2,148,000.


================================================================================

         PENSECO FINANCIAL SERVICES CORPORATION



                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                     Balance Sheets:

                        September 30, 2002.....................................3
                        December 31, 2001......................................3

                     Statements of Income:

                        Three Months Ended September 30, 2002..................4
                        Three Months Ended September 30, 2001..................4
                        Nine Months Ended September 30, 2002...................5
                        Nine Months Ended September 30, 2001...................5

                     Statements of Cash Flows:

                        Nine Months Ended September 30, 2002...................6
                        Nine Months Ended September 30, 2001...................6

                     Notes to Financial Statements.............................7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......19

     Item 4. Disclosure Controls and Procedures...............................20


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings................................................20

     Item 2. Changes in Securities and Use of Proceeds........................20

     Item 3. Defaults Upon Senior Securities..................................20

     Item 4. Submission of Matters to a Vote of Security Holders..............20

     Item 5. Other Information................................................20

     Item 6. Exhibits and Reports on Form 8-K.................................20

     Signatures...............................................................21

     Certifications...........................................................22

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                           September 30,       December 31,
                                                               2002                2001
                                                           --------------     --------------
ASSETS

Cash and due from banks                                      $  17,513          $  13,026
Interest bearing balances with banks                            11,022              4,270
Federal funds sold                                              13,575                  -
                                                           --------------     --------------
  Cash and Cash Equivalents                                     42,110             17,296
Investment securities:
  Available-for-sale, at fair value                            108,675             96,505
  Held-to-maturity (fair value of $33,807
    and $32,617, respectively)                                  31,312             32,118
                                                           --------------     --------------
  Total Investment Securities                                  139,987            128,623
Loans, net of unearned income                                  309,879            323,808
  Less: Allowance for loan losses                                3,347              3,600
                                                           --------------     --------------
  Loans, Net                                                   306,532            320,208
Bank premises and equipment                                     10,147             10,783
Other real estate owned                                             85                143
Accrued interest receivable                                      3,431              3,599
Other assets                                                     3,333              1,899
                                                           --------------     --------------
  Total Assets                                               $ 505,625          $ 482,551
                                                           ==============     ==============
LIABILITIES

Deposits:
  Non-interest bearing                                       $  76,897          $  70,812
  Interest bearing                                             340,951            335,719
                                                           --------------     --------------
  Total Deposits                                               417,848            406,531
Other borrowed funds:
  Repurchase agreements                                         23,609             18,140
  Short-term borrowings                                            889                 17
Accrued interest payable                                         1,325              1,577
Other liabilities                                                2,761              1,638
                                                           --------------     --------------
  Total Liabilities                                            446,432            427,903
                                                           --------------     --------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)              21                 21
Surplus                                                         10,819             10,819
Retained earnings                                               44,368             41,206
Accumulated other comprehensive income                           3,985              2,602
                                                           --------------     --------------
  Total Stockholders' Equity                                    59,193             54,648
                                                           --------------     --------------
  Total Liabilities and Stockholders' Equity                 $ 505,625          $ 482,551
                                                           ==============     ==============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                           Three Months Ended         Three Months Ended
                                                           September 30, 2002         September 30, 2001
                                                           -------------------        ------------------
INTEREST INCOME

Interest and fees on loans                                       $ 5,107                    $ 6,184
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations             1,256                      1,412
  States & political subdivisions                                    503                        443
  Other securities                                                    18                         35

Interest on Federal funds sold                                        64                          1
Interest on balances with banks                                       33                         21
                                                           -------------------        ------------------
  Total Interest Income                                            6,981                      8,096
                                                           -------------------        ------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                        346                        415
Interest on other deposits                                         1,634                      2,376
Interest on other borrowed funds                                      74                        181
                                                           -------------------        ------------------
  Total Interest Expense                                           2,054                      2,972
                                                           -------------------        ------------------
  Net Interest Income                                              4,927                      5,124
Provision for loan losses                                            152                        284
                                                           -------------------        ------------------
  Net Interest Income After Provision for Loan Losses              4,775                      4,840
                                                           -------------------        ------------------
OTHER INCOME

Trust department income                                              333                        282
Service charges on deposit accounts                                  287                        300
Merchant transaction income                                        1,820                      1,651
Other fee income                                                     262                        236
Other operating income                                               231                        149

Realized gains (losses) on securities, net                           359                          6
                                                           -------------------        ------------------
  Total Other Income                                               3,292                      2,624
                                                           -------------------        ------------------
OTHER EXPENSES

Salaries and employee benefits                                     2,271                      1,958
Expense of premises and fixed assets                                 650                        628
Merchant transaction expenses                                      1,526                      1,409
Other operating expenses                                           1,149                      1,059
                                                           -------------------        ------------------
  Total Other Expenses                                             5,596                      5,054
                                                           -------------------        ------------------
Income before income taxes                                         2,471                      2,410
Applicable income taxes                                              632                        610
                                                           -------------------        ------------------
  Net Income                                                       1,839                      1,800
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                             1,080                      1,770
                                                           -------------------        ------------------
  Comprehensive Income                                           $ 2,919                    $ 3,570
                                                           ===================        ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                        $  0.85                    $  0.84
Cash Dividends Declared Per Common Share                         $  0.30                    $  0.25

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                           Nine Months Ended          Nine Months Ended
                                                           September 30, 2002         September 30, 2001
                                                           -------------------        ------------------
INTEREST INCOME

Interest and fees on loans                                      $ 15,921                   $ 18,874
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations             3,803                      4,215
  States & political subdivisions                                  1,530                      1,153
  Other securities                                                    61                         98

Interest on Federal funds sold                                        94                          6
Interest on balances with banks                                       70                         30
                                                           -------------------        ------------------
  Total Interest Income                                           21,479                     24,376
                                                           -------------------        ------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                      1,109                      1,357
Interest on other deposits                                         4,944                      7,614
Interest on other borrowed funds                                     226                      1,025
                                                           -------------------        ------------------
  Total Interest Expense                                           6,279                      9,996
                                                           -------------------        ------------------
  Net Interest Income                                             15,200                     14,380
Provision for loan losses                                            571                        725
                                                           -------------------        ------------------
  Net Interest Income After Provision for Loan Losses             14,629                     13,655
                                                           -------------------        ------------------
OTHER INCOME

Trust department income                                              979                        964
Service charges on deposit accounts                                  839                        824
Merchant transaction income                                        4,430                      4,433
Other fee income                                                     719                        672
Other operating income                                               628                        381
Realized gains (losses) on securities, net                           359                        (26)
                                                           -------------------        ------------------
  Total Other Income                                               7,954                      7,248
                                                           -------------------        ------------------
OTHER EXPENSES

Salaries and employee benefits                                     6,611                      5,944
Expense of premises and fixed assets                               1,945                      2,030
Merchant transaction expenses                                      3,785                      3,874
Other operating expenses                                           3,480                      3,466
                                                           -------------------        ------------------
  Total Other Expenses                                            15,821                     15,314
                                                           -------------------        ------------------
Income before income taxes                                         6,762                      5,589
Applicable income taxes                                            1,667                      1,305
                                                           -------------------        ------------------
  Net Income                                                       5,095                      4,284
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                             1,383                      2,353
                                                           -------------------        ------------------
  Comprehensive Income                                          $  6,478                   $  6,637
                                                           ===================        ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                       $   2.37                   $   1.99
Cash Dividends Declared Per Common Share                        $   0.90                   $   0.75

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                   Nine Months Ended     Nine Months Ended
                                                                                   September 30, 2002    September 30, 2001
                                                                                   ------------------    ------------------
OPERATING ACTIVITIES

Net Income                                                                              $  5,095              $  4,284
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               928                   977
  Provision for loan losses                                                                  571                   725
  Deferred income tax (benefit) provision                                                    (57)                    1
  Amortization of securities, (net of accretion)                                             149                    13
  Net realized (gains) losses on securities                                                 (359)                   26
  Loss (gain) on other real estate                                                             -                    21
  Decrease (increase) in interest receivable                                                 168                  (404)
  (Increase) decrease in other assets                                                     (1,434)                 (332)
  (Decrease) increase in income taxes payable                                               (107)                  172
  (Decrease) increase in interest payable                                                   (252)                 (354)
  Increase (decrease) in other liabilities                                                   575                  (156)
                                                                                   ------------------    ------------------
    Net cash provided by operating activities                                              5,277                 4,973
                                                                                   ------------------    ------------------

INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                   (25,396)              (36,010)
  Proceeds from investment securities available-for-sale                                  15,570                47,568
  Purchase of investment securities to be held-to-maturity                                     -               (13,407)
  Proceeds from repayments of investment securities to be held-to-maturity                   767                 1,144
  Net loans repaid (originated)                                                           12,880               (21,991)
  Proceeds from other real estate                                                            283                   215
  Investment in premises and equipment                                                      (292)                 (192)
                                                                                   ------------------    ------------------
    Net cash (used) provided by investing activities                                       3,812               (22,673)
                                                                                   ------------------    ------------------

FINANCING ACTIVITIES

  Net increase (decrease) in demand and savings deposits                                  17,243                 5,212
  Net (payments) proceeds on time deposits                                                (5,926)                4,495
  Increase (decrease) in federal funds purchased                                               -                     -
  Increase (decrease) in repurchase agreements                                             5,469                 4,554
  Net increase (decrease) in short-term borrowings                                           872                (3,790)
  Cash dividends paid                                                                     (1,933)               (1,611)
                                                                                   ------------------    ------------------
    Net cash provided (used) by financing activities                                      15,725                 8,860
                                                                                   ------------------    ------------------
    Net increase (decrease) in cash and cash equivalents                                  24,814                (8,840)
Cash and cash equivalents at January 1                                                    17,296                19,133
                                                                                   ------------------    ------------------
Cash and cash equivalents at September 30                                               $ 42,110              $ 10,293
                                                                                   ==================    ==================

The Company paid  interest and income taxes of $6,531 and $1,532 and $10,350 and
$987,   for  the  nine  month  periods  ended   September  30,  2002  and  2001,
respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2001, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended
September 30, 2002 and September 30, 2001 and for the nine months ended September 30, 2002 and September 30, 2001, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at September 30, 2002 and December 31, 2001 are as follows:


                               Available-for-Sale

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
September 30, 2002                   Cost        Gains       Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $  35,123    $  1,482     $   -      $  36,605
U.S. Agency securities               55,307       3,889         -         59,196
States & political subdivisions       9,933         529         -         10,462
--------------------------------------------------------------------------------
  Total Debt Securities             100,363       5,900         -        106,263
Equity securities                     2,275         137         -          2,412
--------------------------------------------------------------------------------
  Total Available-for-Sale        $ 102,638    $  6,037     $   -      $ 108,675
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
September 30, 2002                  Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities      $   1,614    $      7     $  24      $   1,597
States & political subdivisions      29,698       2,512         -         32,210
--------------------------------------------------------------------------------
  Total Held-to-Maturity          $  31,312    $  2,519     $  24      $  33,807
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at September 30, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2002                     Available-for-Sale           Held-to-Maturity
---------------------------------------------------------------------------------------
                                      Amortized     Fair          Amortized     Fair
                                        Cost        Value            Cost       Value
---------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities            $ 10,016    $  10,133       $       -   $       -
  U.S. Agency securities                  6,990       7,254               -           -
After one year through five years:
  U.S. Treasury securities               25,107      26,472               -           -
  U.S. Agency securities                 48,317      51,942               -           -
After ten years:
  States & political subdivisions         9,933      10,462          29,698      32,210
---------------------------------------------------------------------------------------
  Subtotal                              100,363     106,263          29,698      32,210
Mortgage-backed securities                    -           -           1,614       1,597
---------------------------------------------------------------------------------------
  Total Debt Securities               $ 100,363   $ 106,263       $  31,312   $  33,807
---------------------------------------------------------------------------------------


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2002, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                      Actual                                     Regulatory Requirements
------------------------------------------------     ----------------------------------------------

                                                          For Capital                 To Be
                                                       Adequacy Purposes        "Well Capitalized"
As of September 30, 2002       Amount     Ratio         Amount     Ratio         Amount      Ratio
---------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 58,496    18.19%     > $ 25,725    > 8.0%     > $ 32,157    > 10.0%
                                                     -             -          -             -

Tier 1 Capital
(to Risk Weighted Assets)     $ 55,149    17.15%     > $ 12,863    > 4.0%     > $ 19,294    >  6.0%
                                                     -             -          -             -

Tier 1 Capital
(to Average Assets)           $ 55,149    11.17%     > $      *    >   *      > $ 24,694    >  5.0%
                                                     -             -          -             -

*3.0% ($14,816), 4.0% ($19,755) or 5.0% ($24,694) depending on the bank's CAMELS
Rating and other regulatory risk factors.


As of December 31, 2001
---------------------------------------------------------------------------------------------------
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

PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary ("Penn Security Bank and Trust Company") for the three months ended September 30, 2002 and September 30, 2001 and for the nine months ended September 30, 2002 and September 30, 2001. Throughout this review the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported an increase in net income of $39 or 2.2% to $1,839 for the three months ended September 30, 2002 from $1,800 reported for the three months ended September 30, 2001. This is attributed to an increase in other income, along with a gain from the sale of a U.S. Government Agency security.

The Company also reported an increase in net income of $811 or 18.9% to $5,095 for the nine months ended September 30, 2002 from $4,284 reported for the first nine months of 2001, largely due to increases in the net interest margin. There was an increase in other income of $706 or 9.7%, mainly from increases in brokerage services, as well as, the sale of non-portfolio mortgages and a gain on the sale of a short-term U.S. Government Agency security.

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

Three Month Period

Net interest income after provision for loan losses decreased $65 or 1.3% from $4,840 for the three month period ended September 30, 2001 to $4,775 for the same period in 2002. In addition, earning assets repriced downward 136 basis points due to the precipitous drop in interest rates following the September 11th, 2001 terrorist attacks on the United States, offset by interest bearing liabilities repricing downward 115 basis points, as shown on the following schedule.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended September 30, 2002, the net interest margin was 4.07%, decreasing 44 basis points from 4.51% in the same period of 2001.

Total average earning assets and average interest bearing funds increased for the three months ended September 30, 2002 as compared to 2001. For the same period, average earning assets increased $30.4 million or 6.7%, from $453.9 million in 2001 to $484.3 million in 2002 and average interest bearing funds increased $18.5 million, or 5.2%, from $354.0 million to $372.5 million. As a percentage of average assets, earning assets increased to 95.8% for the three months ended September 30, 2002 from 95.5% for the same year ago period. Interest bearing liabilities decreased to 73.7% from 74.4%, as a percentage of total liabilities and stockholders' equity, compared to the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income for the three months ended September 30, 2002 and 2001. Average loans as a percentage of average earning assets decreased from 71.7% in 2001 to 65.8% in 2002; average investments increased from 27.8% to 29.3%. Short-term investments, federal funds sold and interest bearing balances with banks increased $20.8 million to $23.4 from $2.6 and also increased as a percentage of earning assets from .6% in 2001 to 4.8% in 2002. Time deposits increased $4.6 million from 42.1% in 2001 to 41.3% in 2002. However, short-term borrowings and repurchase agreements decreased $.4 from 6.4% in 2001 to 6.2% in 2002, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds, as well as the yields earned on assets. The investment securities tax equivalent yield decreased 99 basis points from 6.72% in the three months ended September 30, 2001 to 5.73% for 2002. Average loan yields decreased 120 basis points, from 7.60% in 2001 to 6.40% in 2002. The average time deposit costs decreased 124 basis points from 4.86% in 2001 to 3.62% in 2002, along with money market accounts decreasing 142 basis points from 2.92% in 2001 to 1.50% in 2002. These are the primary causes of the decrease in the total cost of funds rate from 3.36% in 2001 to 2.21% in 2002.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2002 and September 30, 2001.

--------------------------------------------------------------------------------------------------------
                                               September 30, 2002                September 30, 2001
ASSETS                                    Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                          Balance    Expense    Rate        Balance     Expense    Rate
--------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities             $  36,230   $    377    4.16%     $  36,503   $    528    5.79%
    U.S. Agency obligations                 62,139        866    5.57%        55,230        841    6.09%
    States & political subdivisions          9,902        118    7.22%         2,126         23    6.56%
    Federal Home Loan Bank stock             2,006         16    3.19%         1,911         33    6.91%
    Other                                      403          2    1.99%           335          2    2.39%
  Held-to-maturity:
    U.S. Agency obligations                  1,731         13    3.00%         2,971         43    5.79%
    States & political subdivisions         29,698        385    7.86%        26,929        420    9.45%
Loans, net of unearned income:
  Real estate mortgages                    246,308      4,086    6.64%       251,722      4,825    7.67%
  Commercial                                32,701        454    5.55%        27,813        566    8.14%
  Consumer and other                        39,703        567    5.71%        45,756        793    6.94%
Federal funds sold                          16,010         64    1.60%            92          1    4.35%
Interest on balances with banks              7,428         33    1.78%         2,509         21    3.35%
--------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                    484,259   $  6,981    5.77%       453,897   $  8,096    7.13%
--------------------------------------------------------------------------------------------------------
Cash and due from banks                      8,488                             7,759
Bank premises and equipment                 10,293                            11,077
Accrued interest receivable                  3,544                             3,880
Other assets                                 3,088                             2,065
Less:  Allowance for loan losses             3,954                             3,148
--------------------------------------------------------------------------------------------------------
Total Assets                             $ 505,718                         $ 475,530
--------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                $  25,774   $     38    0.59%     $  25,729   $     68    1.06%
  Savings                                   72,576        182    1.00%        65,204        244    1.50%
  Money markets                             97,278        365    1.50%        91,095        665    2.92%
  Time - Over $100                          35,848        346    3.86%        32,856        415    5.06%
  Time - Other                             117,948      1,049    3.56%       116,361      1,399    4.81%
Federal funds purchased                          -          -       -              -          -       -
Repurchase agreements                       22,608         72    1.27%        18,480        141    3.05%
Short-term borrowings                          463          2    1.73%         4,245         40    3.77%
--------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                   372,495   $  2,054    2.21%       353,970   $  2,972    3.36%
--------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing               72,605                            65,278
All other liabilities                        2,837                             3,016
Stockholders' equity                        57,781                            53,266
--------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                   $ 505,718                         $ 475,530
--------------------------------------------------------------------------------------------------------
Interest Spread                                                  3.56%                             3.77%
--------------------------------------------------------------------------------------------------------
Net Interest Income                                  $  4,927                          $ 5,124
--------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                            4.07%                             4.51%
  Return on average assets                                       1.45%                             1.51%
  Return on average equity                                      12.73%                            13.52%
  Average equity to average assets                              11.43%                            11.20%
  Dividend payout ratio                                         35.29%                            29.76%
--------------------------------------------------------------------------------------------------------

Nine Month Period

Net interest income after provision for loan losses increased $974 or 7.1% from $13,655 for the first nine months of 2001 to $14,629 in 2002. In addition, earning assets repriced downward 116 basis points due to the precipitous drop in interest rates following the September 11th, 2001 terrorist attacks on the United States, offset by interest bearing liabilities repricing downward 146 basis points, as shown on the following schedule.

In the first nine months of 2002, the net interest margin was 4.29%, increasing 3 basis points from 4.26% in the same period of 2001.

Total average earning assets and average interest bearing funds increased in the first nine months of 2002 as compared to 2001. Average earning assets increased $22.5 million or 5.0%, from $450.3 million in 2001 to $472.8 million in 2002 and average interest bearing funds increased $10.7 million, or 3.0%, from $355.2 million to $365.9 million for the same periods. As a percentage of average assets, earning assets increased to 95.7% for the first nine months of 2002 from 95.2% for the year ago period. Interest bearing liabilities increased $10.7 or 3.0% of total liabilities and stockholders' equity, compared to the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first nine months of both 2002 and 2001. Average loans as a percentage of average earning assets decreased from 72.2% in 2001 to 68.3% in 2002; average investments increased from 27.6% to 28.9%. Short-term investments, federal funds sold and interest bearing balances with banks increased $12.3 million to $13.4 from $1.1 and also increased as a percentage of earning assets from .2% in 2001 to 2.8% in 2002. Time deposits increased $10.1 million from 41.4% in 2001 to 42.9% in 2002. However, short-term borrowings and repurchase agreements decreased $12.5 from 9.2% in 2001 to 5.5% in 2002, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 46 basis points from 6.50% in the first nine months of 2001 to 6.04% for 2002. Also, average loan yields decreased 117 basis points, from 7.74% in the first nine months of 2001 to 6.57% in 2002. The average time deposit costs decreased 163 basis points from 5.31% in 2001 to 3.68% in 2002, along with money market accounts decreasing 187 basis points from 3.40% in 2001 to 1.53% in 2002. These are the primary causes of the decrease in the total cost of funds rate from 3.75% in 2001 to 2.29% in 2002.




            (The remainder of this page is intentionally left blank.)

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2002 and September 30, 2001.

--------------------------------------------------------------------------------------------------------
                                               September 30, 2002                September 30, 2001
ASSETS                                    Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                          Balance    Expense    Rate        Balance    Expense    Rate
--------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities             $  36,535   $  1,202    4.39%     $  40,866   $  1,786    5.83%
    U.S. Agency obligations                 59,242      2,553    5.75%        49,334      2,277    6.15%
    States & political subdivisions          6,707        252    7.59%         9,648        267    5.59%
    Federal Home Loan Bank stock             1,972         54    3.65%         1,871         94    6.70%
    Other                                      389          7    2.40%           198          4    2.69%
  Held-to-maturity:
    U.S. Agency obligations                  1,972         48    3.24%         3,396        152    5.97%
    States & political subdivisions         29,720      1,278    8.69%        18,865        886    9.49%
Loans, net of unearned income:
  Real estate mortgages                    249,508     12,681    6.78%       248,767     14,523    7.78%
  Commercial                                32,865      1,365    5.54%        27,371      1,703    8.30%
  Consumer and other                        40,481      1,875    6.18%        48,839      2,648    7.23%
Federal funds sold                           7,917         94    1.58%           154          6    5.19%
Interest on balances with banks              5,469         70    1.71%           995         30    4.02%
--------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                    472,777   $ 21,479    6.06%       450,304   $ 24,376    7.22%
--------------------------------------------------------------------------------------------------------
Cash and due from banks                      8,142                             8,362
Bank premises and equipment                 10,525                            11,320
Accrued interest receivable                  3,489                             3,775
Other assets                                 2,709                             2,401
Less:  Allowance for loan losses             3,770                             3,114
--------------------------------------------------------------------------------------------------------
Total Assets                             $ 493,872                         $ 473,048
--------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                $  26,157   $    120    0.61%     $  25,119   $    201    1.07%
  Savings                                   70,833        541    1.02%        64,025        713    1.48%
  Money markets                             91,836      1,054    1.53%        86,460      2,203    3.40%
  Time - Over $100                          38,462      1,109    3.84%        31,876      1,357    5.68%
  Time - Other                             118,498      3,229    3.63%       114,996      4,497    5.21%
Federal funds purchased                          -          -       -              -          -       -
Repurchase agreements                       19,569        218    1.48%        17,220        546    4.23%
Short-term borrowings                          582          8    1.83%        15,503        479    4.12%
--------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                   365,937   $  6,279    2.29%       355,199   $  9,996    3.75%
--------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing               68,705                            62,759
All other liabilities                        2,883                             2,853
Stockholders' equity                        56,347                            52,236
--------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                   $ 493,872                         $ 473,047
--------------------------------------------------------------------------------------------------------
Interest Spread                                                  3.77%                             3.47%
--------------------------------------------------------------------------------------------------------
Net Interest Income                                  $ 15,200                          $ 14,380
--------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                            4.29%                             4.26%
  Return on average assets                                       1.38%                             1.21%
  Return on average equity                                      12.06%                            10.94%
  Average equity to average assets                              11.41%                            11.04%
  Dividend payout ratio                                         37.97%                            37.74%
--------------------------------------------------------------------------------------------------------

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

In the three months ended September 30, 2002, the provision for loan losses was $152, a decrease from $284 in the three months ended September 30, 2001. Loans charged-off totaled $769 and recoveries were $14 for the three months ended September 30, 2002. In the same period of 2001, loans charged off were $40, offset by recoveries of $6.

In the first nine months of 2002, the provision for loan losses was $571, a decrease from $725 in the first nine months of 2001. Loans charged-off totaled $858 and recoveries were $34 for the nine months ended September 30, 2002. In the same period of 2001, loans charged off were $454, offset by recoveries of $29.


Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2002 and September 30, 2001, respectively:

                                              September 30,    September 30,
Three Months Ended:                               2002             2001
----------------------------------------------------------------------------
Trust department income                         $    333         $    282
Service charges on deposit accounts                  287              300
Merchant transaction income                        1,820            1,651
Other fee income                                     262              236
Other operating income                               231              149
Realized gains (losses) on securities, net           359                6
----------------------------------------------------------------------------
  Total Other Income                            $  3,292         $  2,624
----------------------------------------------------------------------------

Other income increased $668 or 25.5% to $3,292 from $2,624 for the three months ended September 30, 2002. Contributing to the growth in other income were increases of $51 or 18.1% in trust department income due to additional business. In addition, there was increased merchant transaction income of $169 or 10.2% to $1,820 from $1,651 and increased other fee income of $26 or 11.0% mainly from increased cardholder discounts. Also an increase of $82 or 55.0% to $231 from $149 in other operating income, due mainly to increased revenue from the sale of non-portfolio mortgages. Realized gains on the sale of securities were $359 due to the sale of a three year U.S Agency security. The proceeds will be re-invested into higher yielding longer term municipal securities.


The following table sets forth information by category of other income for the Company for nine months ended September 30, 2002 and September 30, 2001, respectively:

                                              September 30,    September 30,
Nine Months Ended:                                2002             2001
----------------------------------------------------------------------------
Trust department income                         $    979         $    964
Service charges on deposit accounts                  839              824
Merchant transaction income                        4,430            4,433
Other fee income                                     719              672
Other operating income                               628              381
Realized gains (losses) on securities, net           359              (26)
----------------------------------------------------------------------------
  Total Other Income                            $  7,954         $  7,248
----------------------------------------------------------------------------

Other income increased $706 or 9.7% to $7,954 from $7,248 during the first nine months of 2002. Contributing to the growth in other income were increased other fee income of $47 or 7.0% to $719 from $672 and other operating income of $247 or 64.8% to $628 from $381, due mostly to brokerage division income of $163, along with gains on the sale of non-portfolio mortgages of $130, a reaction to consumers refinancing with interest rates at forty-year lows. Realized gains on the sale of securities were $359 due to the sale of a three year U.S Agency security. The proceeds will be re-invested into higher yielding longer term municipal securities.


Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2002 and September 30, 2001, respectively:

                                              September 30,    September 30,
Three Months Ended:                               2002             2001
----------------------------------------------------------------------------
Salaries and employee benefits                  $  2,271         $  1,958
Expense of premises and fixed assets                 650              628
Merchant transaction expenses                      1,526            1,409
Other operating expenses                           1,149            1,059
----------------------------------------------------------------------------
  Total Other Expenses                          $  5,596         $  5,054
----------------------------------------------------------------------------


Other expenses increased $542 or 10.7% to $5,596 from $5,054 for the three months ended September 30, 2002 mainly due to an increase of $313 or 16.0% to $2,271 from $1,958 in salaries and employee benefits due to staff additions and replacements, merit increases and higher pension costs, while expense of merchant transactions increased $117 or 8.3% to $1,526 from $1,409 due to increased business. Other operating expense increased $90 or 8.5%, largely due to increases in stationary and supplies and bank shares tax expense.


The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2002 and September 30, 2001, respectively:

                                              September 30,    September 30,
Nine Months Ended:                                2002             2001
----------------------------------------------------------------------------
Salaries and employee benefits                  $  6,611         $  5,944
Expense of premises and fixed assets               1,945            2,030
Merchant transaction expenses                      3,785            3,874
Other operating expenses                           3,480            3,466
----------------------------------------------------------------------------
  Total Other Expenses                          $ 15,821         $ 15,314
----------------------------------------------------------------------------


Other expenses increased $507 or 3.3% to $15,821 from $15,314 during the first nine months of 2002, largely due to an increase in salaries and employee benefits of $667 or 11.2% to $6,611 from $5,944 attributable to staff additions and replacements, merit increases and higher pension costs. Applicable income tax expense increased $362 or 27.7% to $1,667 from $1,305 due to a higher taxable operating income.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                                 September 30,    December 31,
As Of:                                               2002            2001
------------------------------------------------------------------------------
Real estate - construction
  and land development                             $   5,991       $   9,124
Real estate mortgages                                236,204         246,486
Commercial                                            31,665          30,001
Credit card and related plans                          2,201           2,377
Installment                                           27,905          30,142
Obligations of states & political subdivisions         5,913           5,678
------------------------------------------------------------------------------
  Loans, net of unearned income                      309,879         323,808
Less:  Allowance for loan losses                       3,347           3,600
------------------------------------------------------------------------------
  Loans, net                                       $ 306,532       $ 320,208
------------------------------------------------------------------------------

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                 September 30,    December 31,    September 30,
As Of:                                               2002             2001            2001
-----------------------------------------------------------------------------------------------
Non-accrual loans                                   $ 2,217         $ 1,917          $ 1,123
Loans past due 90 days or more and accruing:
  Guaranteed student loans                              300             304              379
  Credit card and home equity loans                      14              22               21
-----------------------------------------------------------------------------------------------
  Total non-performing loans                          2,531           2,243            1,523
Other real estate owned                                  85             143               87
-----------------------------------------------------------------------------------------------
  Total non-performing assets                       $ 2,616         $ 2,386          $ 1,610
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,217 and $1,123 at September 30, 2002 and September 30, 2001, respectively. If interest on those loans had been accrued, such income would have been $204 and $125 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Interest income on those loans, which is recorded only when received, amounted to $70 and $23 for September 30, 2002 and September 30, 2001, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2002 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At September 30, 2002 and December 31, 2001, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                             September 30,        September 30,
Three Months Ended:                              2002                 2001
-------------------------------------------------------------------------------
Balance at beginning of period                  $ 3,950              $ 3,150
Charge-offs:
  Real estate mortgages                              12                   26
  Commercial and all others                         740                    -
  Credit card and related plans                       5                   11
  Installment loans                                  12                    3
-------------------------------------------------------------------------------
Total charge-offs                                   769                   40
-------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              12                    5
  Commercial and all others                           -                    -
  Credit card and related plans                       1                    -
  Installment loans                                   1                    1
-------------------------------------------------------------------------------
Total recoveries                                     14                    6
-------------------------------------------------------------------------------
Net charge-offs (recoveries)                        755                   34
-------------------------------------------------------------------------------
Provision charged to operations                     152                  284
-------------------------------------------------------------------------------
  Balance at End of Period                      $ 3,347              $ 3,400
-------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.237%               0.010%
-------------------------------------------------------------------------------

Due to the continuing economic uncertainties, and as an act of prudence, management had been increasing the allowance for loan losses since late last year. One significant credit related to the trucking industry, for which the reserve had been increased, was charged-off during the three months ended September 30, 2002. Even with this charge-off, the allowance for loan losses, as a percentage of total loans, increased to 1.08% at September 30, 2002 from 1.03% at September 30, 2001.

                                             September 30,        September 30,
Nine Months Ended:                               2002                 2001
-------------------------------------------------------------------------------
Balance at beginning of year                    $ 3,600              $ 3,100
Charge-offs:
  Real estate mortgages                              66                   26
  Commercial and all others                         763                  388
  Credit card and related plans                      16                   23
  Installment loans                                  13                   17
-------------------------------------------------------------------------------
Total charge-offs                                   858                  454
-------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              31                   20
  Commercial and all others                           -                    -
  Credit card and related plans                       1                    -
  Installment loans                                   2                    9
-------------------------------------------------------------------------------
Total recoveries                                     34                   29
-------------------------------------------------------------------------------
Net charge-offs (recoveries)                        824                  425
-------------------------------------------------------------------------------
Provision charged to operations                     571                  725
-------------------------------------------------------------------------------
  Balance at End of Period                      $ 3,347              $ 3,400
-------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.255%               0.131%
-------------------------------------------------------------------------------

The allowance for loan losses is allocated as follows:


As Of:                          September 30, 2002     December 31, 2001     September 30, 2001
-----------------------------------------------------------------------------------------------
                                  Amount      %*         Amount      %*       Amount       %*
-----------------------------------------------------------------------------------------------
Real estate mortgages            $ 1,600    78%         $ 1,700    79%        $ 1,600    77%
Commercial and all others          1,222    12%           1,375    11%          1,300    13%
Credit card and related plans        175     1%             175     1%            150     1%
Personal installment loans           350     9%             350     9%            350     9%
-----------------------------------------------------------------------------------------------
  Total                          $ 3,347   100%         $ 3,600   100%        $ 3,400   100%
-----------------------------------------------------------------------------------------------

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

The Company's total risk-based capital ratio was 18.19% at September 30, 2002. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criterion, which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


PART 1.  FINANCIAL INFORMATION,  Item 3--

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of community banking activities.

Achieving consistent growth in net interest income is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. A continuation of historically low interest rates will most likely affect negatively the Company's net interest income. The Company continues to evaluate its mix of assets and liabilities in response to the changing economy.


PART 1.  FINANCIAL INFORMATION,  Item 4--

                       DISCLOSURE CONTROLS AND PROCEDURES

Based on the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, evaluations of the Company's Disclosure Controls and Procedures as of October 17, 2002 (evaluation date), they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

Based on information available to them, they are not aware of significant deficiencies or material weaknesses in the Company's internal control system.

Based on information available to them, they are not aware of any significant changes made in internal controls or in other factors that could significantly affect those controls subsequent to October 17, 2002 (evaluation date) and prior to the date of their certifications.

Based on information available to them, they are not aware of any fraud that involves management or other employees of the Company.


PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.

Item 2 -- Changes in Securities and Use of Proceeds

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

  a. Exhibits
       No exhibits are filed with  this form 10-Q in the quarter ended September
         30, 2002.

  b.   Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended September 30, 2002.

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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    November 13, 2002



By            /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    November 13, 2002

                                 CERTIFICATIONS

I, Otto P. Robinson, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penseco Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                            /s/ OTTO P. ROBINSON JR.
                           -------------------------
                             Otto P. Robinson, Jr.
                                  President

I, Patrick Scanlon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penseco Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                            /s/ PATRICK SCANLON
                           -------------------------
                                Patrick Scanlon
                                  Controller