Form 10-K
period 2002-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2003-03-21
CIK 1054508

(INSIDE COVER)

Customer Services

A detailed listing of the services offered by the Company is as follows:

DEPOSIT ACCOUNTS

All Purpose Clubs
Certificates of Deposit
Christmas Clubs
Demand Accounts
Individual Retirement Accounts
Money Market Accounts
NOW Accounts
Savings Accounts
Time Open Accounts
Vacation Clubs

LENDING

Appliance Loans
Automobile Loans
Business Loans
Collateral Loans
Commercial Equipment Leasing
Construction Loans
Cosmic Card (Debit Card, Check Card)
Credit Lines
Educational Loans
Home Equity Loans
Home Repair and Remodeling Loans
Installment Loans
MasterCard and VISA (Credit Card)
Mortgage Loans (Residential and Commercial)
Personal Loans

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

Marshall's Creek Food Market, Inc.
Milford Road
East Stroudsburg, PA

Meadow Ave. & Hemlock St.
Scranton, PA

Metropolitan Life Insurance Company
Morgan Highway
Clarks Summit, PA

Red Barn Village
Newton Ransom Blvd
Newton, PA

Skytop Lodge
One Skytop
Skytop, PA


                              www.pennsecurity.com

                              Financial Highlights
                              --------------------

In thousands, except
per share data               2002        2001        2000
---------------------------------------------------------
Earnings per share      $    3.14   $    2.62   $    2.21
Dividends per share     $    1.35   $    1.25   $    1.15
Total Capital           $  58,975   $  54,648   $  50,067
Total Deposits          $ 414,664   $ 406,531   $ 387,439
Total Assets            $ 496,956   $ 482,551   $ 467,230

                                    Contents
                                    --------
Customer Services.............................................Inside Front Cover
President's Letter.............................................................2
Board of Directors.............................................................3
Promotions and Appointments....................................................4
Community Events...............................................................7

                                   Form 10-K

  Part I,   Item 1  Business...................................................9
            Item 2  Properties................................................10
            Item 3  Legal Proceedings.........................................10
            Item 4  Submission of Matters to a Vote of Security Holders.......10
  Part II,  Item 5  Market for Registrant's Common Equity and
                      Related Stockholder Matters.............................11
            Item 6  Selected Financial Data...................................12
            Item 7  Management Discussion and Analysis of Financial Condition
                      and Results of Operations...............................13
            Item 7A Quantitative and Qualitative Disclosures
                      About Market Risk.......................................22
            Item 8  Financial Statements and Supplementary Data...............24
                    Consolidated Balance Sheets...............................24
                    Consolidated Statements of Income.........................25
                    Consolidated Statements of Stockholders' Equity...........26
                    Consolidated Statements of Cash Flows.....................27
                    General Notes to Financial Statements.....................28
                    Independent Auditor's Report..............................38
            Item 9  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.....................39
  Part III, Item 10 Directors and Executive Officers of the Registrant........39
            Item 11 Executive Compensation....................................39
            Item 12 Security Ownership of Certain Beneficial Owners
                      and Management..........................................39
            Item 13 Certain Relationships and Related Transactions............39
            Item 14 Controls and Procedures...................................39
  Part IV,  Item 15 Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K.....................................40
  Signatures..................................................................41
  Certifications..............................................................42
  Index to Exhibits...........................................................43
Company Officers..............................................................44
Company Board Members..........................................Inside Back Cover

                  Penseco Financial Services Corporation / 2002 Annual Report  1

                               President's Letter
                               ------------------
Dear Shareholder

I am, once again, pleased to report to you that 2002 was a record year for Penseco Financial Services Corporation. Earnings per share increased to $3.14 per share for 2002 from $2.62 per share for 2001. Dividends increased to $1.35 per share for 2002 from $1.25 per share for 2001. Total Assets increased to $497 million at year end 2002 from $483 million at year end 2001. Total Deposits increased to $415 million at year end 2002 from $407 million at year end 2001. Capital increased to $59 million at year end 2002 from $55 million at year end 2001. These record results came as we celebrated the 100th year of Penn Security Bank's service to our community.
     A number of special events marked our recognition of this centennial year. Beginning on New Year's Eve 2001, we were the major sponsor of the First Night Celebration in Scranton. Literally, thousands of people were entertained in our Central City office lobby as clowns, face painting and storytellers amused children. Then opera arias and popular songs entertained classical music enthusiasts and finally "The Magics", a "doo wop" band, entertained until 11:30 PM, followed by a gigantic fireworks display at midnight. Adding to the excitement was the commencement of the external illumination of our Central City office.
     In March, the Bank entered a float in the St. Patrick's Day parade in Scranton, displaying our one hundred years of service to the thousands of people lining the parade route. In May, coinciding with the 100th Anniversary of the filing of the application to form a bank with the Pennsylvania Department of Banking, we held a "Customers' Week" in our branches, offering coffee, doughnuts and other refreshments. In August, the week in which, 100 years prior, the Bank received its charter to operate, we had another Customers' Week with prizes from drawings and special treats at the branches.
     October 1, exactly 100 years from the first day of business of the Bank, we hosted a dinner for major shareholders, depositors, directors, executive officers, borrowers and dignitaries. Silver anniversary commemorative coins and a 100th Anniversary booklet, detailing the history of the Bank, were given out.
     Finally, the year ended with another First Night Celebration on New Year's Eve 2002 with "The Magics" and "The Irish Balladeers" entertaining in our Central City office lobby.
     While we celebrated our anniversary, we were mindful of what was happening in the economy and indeed, the world.
     The Federal Reserve, having lowered short-term rates eleven times in 2001, lowered them again in 2002. Prime Rate, at the end of 2002 stood at 4.25%, down from 9.50% at the beginning of 2001. Long term rates also have declined dramatically, with 15 year and 30 year home mortgage rates at 5 3/8% and 6%, respectively. The economy and equity markets are still in a state of shock from the dramatic decline in equity prices caused by the confluence of the ending of a market bubble, economic recession, terrorist acts, possible war and certain tax law changes creating federal deficits and proving to be ineffective in stimulating the economy. As a result, we have experienced a flood of present and new customers refinancing loans to take advantage of lower rates. As we anticipate that current rates, now at 40 year lows, will begin to rise when the economy begins to accelerate, we have been selling all low-yield, fixed-rate residential mortgage loans into the secondary market, although we have been retaining the servicing on these loans. Although providing revenue in the form of gains on the sale of these loans, it has resulted in a decline in the amount of loans outstanding in our loan portfolio, which has proved difficult to replace with shorter term or variable rate loans. We have been working on several types of new loan products to help fill the gap. In addition, we continue to evaluate the addition of new fee generating services in the Bank.
     In July of 2002, the Federal Government enacted the Sarbanes-Oxley Act as a result of a number of high profile accounting irregularities and unethical practices at a number of large corporations. The purpose of this Act was to restore the confidence of investors that information in quarterly and annual reports was accurate. This Act, as it applies to our Corporation, will require, among other things:

- Certifications by our Chief Executive Officer and Chief Financial Officer of our financial statements.
-    Reporting of insider trades within two business days of transaction.
-    The Audit Committee is to be made up of "independent" directors.
- A disclosure whether the Audit Committee has a "financial expert" on it, and if not, why it does not.
- Establishment of a "whistleblower" procedure whereby employees can report irregularities to the Audit Committee, anonymously.
-    The Audit Committee must have the ability to hire separate legal counsel.
- The Audit firm may not be hired to do non-audit work, other than certain specific items.
-    Severe penalties for false certifications.
- A disclosure of whether there is a Company policy regarding ethics and conflicts of interest, applicable to corporate officers.

     The audit program at our organization has always been strong. We have our own, full-time, internal auditor reporting to the Audit Committee who has a staff of four full-time assistants. In addition, a firm of Certified Public Accountants is hired by the Audit Committee to perform an external audit and certify our financial statements. In addition to that, since we are a banking company, we are examined every year on an alternate basis by either the Pennsylvania Department of Banking or the Federal Deposit Insurance Corporation. Our four member Audit Committee includes

2  Penseco Financial Services Corporation / 2002 Annual Report
three members with substantial education and experience in accounting and financial management, of which, one is a Chief Executive Officer of a company, one is a Chief Financial Officer of a company and one is a former Executive Vice-President of our organization. The Audit Committee, as well as the entire Board of Directors, are ethical people who will "stand up and blow the whistle" if anything is wrong. We are not sure whether any of them fit the definition of "audit committee financial expert", but we think that they have the expertise to assure that our financial statements are fairly presented.
     The Company has had for many years a Code of Ethics applicable to all employees including the Company's principal Executive Officer and principal Financial Officer (Controller). The purpose of the Code is to promote honest and ethical conduct, full and fair disclosures of financial information, compliance with laws and regulations and accountability for actions.
     During the year, the following appointments and promotions were made: Linda Wolf, Assistant Director of Human Resources, Louis J. Rizzo, Assistant Vice-President, Brokerage, Mark J. Zakoski, Assistant Vice-President, Brokerage, John R. Anderson III, Assistant Vice-President, Loan Administration, Carol J. Grunza, Loan Administration Officer and Robin L. Jenkins, Assistant Branch Operations Officer. These people are to be congratulated on their achievements. Also during the year, Gerard P. Vasil, who had been Manager of our Data Processing Department, retired after 25 years of dedicated service to the Bank.
     This year we also lost the valued service of two of our Advisory Board members due to the deaths of Attorney Patrick Mellody, from our Green Ridge office, and Mary Citro, from our East Stroudsburg office.
     We think that our strong capital position, good earnings, advanced technology and solid customer base, both in our traditional geographic market and niche national markets, provide an excellent foundation for our continued success. In this endeavor you can help us by recommending us to your family, friends, and business organizations. This is your institution - let it serve you.

Sincerely yours,
Otto P. Robinson, Jr., President

================================================================================

The bottom of this page of the 2002 Annual Report to Shareholders contains one picture. A description of the picture follows:

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

                  Penseco Financial Services Corporation / 2002 Annual Report  3

This page of the 2002 Annual Report to Shareholders contains six pictures. A description of each picture follows, starting at the top, from left to right:


                            Promotions & Appointments
                            -------------------------

Linda Wolf
Assistant Director of Human Resources

Louis J. Rizzo
Assistant Vice-President, Brokerage

Mark J. Zakoski
Assistant Vice-President, Brokerage

John R. Anderson III
Assistant Vice-President, Loan Administration

Carol J. Grunza
Loan Administration Officer

Robin L. Jenkins
Assistant Branch Operations Officer

4  Penseco Financial Services Corporation / 2002 Annual Report

This page of the 2002 Annual Report to Shareholders contains one picture.

                              A Century of Service
                              --------------------

100 years ago, a new bank was opened in South Scranton known as the South Side Bank. Today that Bank, now Penn Security Bank & Trust Company, has evolved into an institution with 9 offices, 19 ATM's and one-half billion dollars in assets. Our employees throughout our branch offices are privileged to serve the Scranton, Abington and Pocono communities. As we begin our second century of service, we remain dedicated to providing outstanding financial services to our customers and the communities in which they live in.

        We remain Strong, Independent, Innovative, Caring and Enduring.

                  Penseco Financial Services Corporation / 2002 Annual Report  5

                             Centennial Celebration
                             ----------------------

On October 1, 2002, exactly 100 years from the first day of business of the Bank, we hosted a dinner for major shareholders, depositors, directors, executive officers, borrowers and dignitaries.

The remainder of this page of the 2002 Annual Report to Shareholders contains five pictures from the Centennial dinner.

6  Penseco Financial Services Corporation / 2002 Annual Report

                                Community Events
                                ----------------

The top of this page of the 2002 Annual Report to Shareholders contains two pictures.


These above pictures are from the 2002 Annual St. Patrick's Day parade. The float was created by the employees of Penn Security Bank.


The bottom of this page of the 2002 Annual Report to Shareholders contains one pictures.


Debbie Wright, Branch Manager of our Moscow Office greets a customer during Customer Appreciation Week.

                  Penseco Financial Services Corporation / 2002 Annual Report  7

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 2002

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

                          Securities Registered Under
                            Section 12(g) of the Act

                    Common Stock, Par Value $ .01 per share



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

THE AGGREGATE MARKET VALUE OF THE COMPANY'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 14, 2003, BASED ON THE AVERAGE OF THE CLOSING BID AND ASKED PRICES OF SUCH STOCK ON THAT DATE EQUALS APPROXIMATELY $78,939,000. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 14, 2003 EQUALS 2,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the   Corporation's   2002  Annual  Report  to  Stockholders   are
incorporated by reference in Parts I and II.

Portions of the Corporation's definitive proxy statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

8  Penseco Financial Services Corporation / 2002 Annual Report

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

EMPLOYEES

As of February 14, 2003, the Company employed 202 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

SUPERVISION AND REGULATION

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

                  Penseco Financial Services Corporation / 2002 Annual Report  9

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

10 Penseco Financial Services Corporation / 2002 Annual Report

                                    PART II
                                    -------

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

   Patrick Scanlon, Controller
   Penseco Financial Services Corporation
   150 North Washington Avenue
   Scranton, Pennsylvania 18503-1848
   1-800-327-0394

The Company has had for many years a Code of Ethics applicable to all employees including the Company's principal Executive Officer and principal Financial Officer (Controller). The purpose of the Code is to promote honest and ethical conduct, full and fair disclosures of financial information, compliance with laws and regulations and accountability for actions. Copies of the Code may be obtained, at no charge, by contacting the above.

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

   Baird, Patrick & Company, Inc.                Knight Securities, LP
   Ferris, Baker, Watts, Inc.                    Monroe Securities, Inc.
   F.J. Morrissey & Company                      E.E. Powell & Company
     Boenning & Scattergood, Inc.                Ryan, Beck & Company, Inc.
   Hill Thompson Magid, LP                       Schwab Capital Markets, LP

The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                               Dividends Paid
2002              High     Low   Per Share
---------------------------------------------
First Quarter     $ 30    $ 27   $  .30
Second Quarter      34      29      .30
Third Quarter       33      31      .30
Fourth Quarter      35      31      .45
                                 ------
                                 $ 1.35
                                 ======


                               Dividends Paid
2001              High     Low   Per Share
---------------------------------------------
First Quarter     $ 25    $ 20   $  .25
Second Quarter      25      22      .25
Third Quarter       30      23      .25
Fourth Quarter      32      27      .50
                                 ------
                                 $ 1.25
                                 ======


DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,899                     2002
             2,685                     2001
             2,470                     2000
             2,363                     1999
             2,255                     1998


As of February 14 , 2003 there were approximately 988 stockholders of the Company based on the number of holders of record.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 21 and 35.

TRANSFER AGENT

Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.


                      QUARTERLY FINANCIAL DATA (unaudited)
                    (in thousands, except per share amounts)

                             First     Second    Third     Fourth
2002                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 5,173   $ 5,100   $ 4,927   $ 4,688
Provision for Loan Losses       179       240       152       242
Other Income                  2,684     1,978     3,292     3,078
Other Expenses                5,413     4,812     5,596     5,277
Net Income                    1,689     1,567     1,839     1,658
Earnings Per Share          $   .79   $   .73   $   .85   $   .77


                             First     Second    Third     Fourth
2001                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 4,461   $ 4,795   $ 5,124   $ 4,956
Provision for Loan Losses       150       291       284       229
Other Income                  2,680     1,944     2,624     1,938
Other Expenses                5,629     4,631     5,054     4,763
Net Income                    1,088     1,396     1,800     1,338
Earnings Per Share          $   .51   $   .65   $   .84   $   .62

                  Penseco Financial Services Corporation / 2002 Annual Report 11

ITEM 6  Selected Financial Data

(in thousands, except per share data)

RESULTS OF OPERATIONS:


                                       2002         2001         2000         1999         1998
-----------------------------------------------------------------------------------------------
Interest Income                 $    27,899  $    31,860  $    31,043  $    28,320  $    29,975
Interest Expense                      8,011       12,524       13,698       11,213       13,179
-----------------------------------------------------------------------------------------------
Net Interest Income                  19,888       19,336       17,345       17,107       16,796
Provision for Loan Losses               813          954          233           89          595
-----------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                        19,075       18,382       17,112       17,018       16,201
Other Income                         11,032        9,186        8,233        7,746        6,838
Other Expenses                       21,098       20,077       19,306       18,312       16,986
Income Taxes                          2,256        1,869        1,296        1,781        1,772
-----------------------------------------------------------------------------------------------
Net Income                      $     6,753  $     5,622  $     4,743  $     4,671  $     4,281
===============================================================================================

BALANCE SHEET DATA:
Assets                          $   496,956  $   482,551  $   467,230  $   428,614  $   436,099
Investment Securities           $   139,132  $   128,623  $   125,808  $   106,511  $   118,762
Net Loans                       $   285,509  $   320,208  $   304,641  $   278,577  $   280,389
Deposits                        $   414,664  $   406,531  $   387,439  $   367,332  $   377,526
Stockholders' Equity            $    58,975  $    54,648  $    50,067  $    45,743  $    44,961

PER SHARE DATA:
Earnings per Share              $      3.14  $      2.62  $      2.21  $      2.17  $      1.99
Dividends per Share             $      1.35  $      1.25  $      1.15  $      1.10  $      1.05
Book Value per Share            $     27.46  $     25.44  $     23.31  $     21.30  $     20.93
Common Shares Outstanding         2,148,000    2,148,000    2,148,000    2,148,000    2,148,000

FINANCIAL RATIOS:
Net Interest Margin                   4.21%        4.30%        4.08%        4.22%        4.12%
Return on Average Assets              1.37%        1.18%        1.06%        1.08%         .99%
Return on Average Equity             11.79%       10.57%        9.96%       10.12%        9.54%
Average Equity to Average Assets     11.58%       11.19%       10.60%       10.70%       10.38%
Dividend Payout Ratio                42.99%       47.71%       52.04%       50.69%       52.76%

12 Penseco Financial Services Corporation / 2002 Annual Report

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

SUMMARY

Net earnings for 2002 totalled $6,753, an increase of 20.1% from the $5,622 earned in 2001, which in turn was an increase of 18.5% from the $4,743 earned in 2000. Net earnings per share were $3.14 in 2002, compared with $2.62 in 2001 and $2.21 in 2000. Net earnings for 2002 increased from 2001 results due to an increase in the net interest income, fee income, mainly from the sale of non-portfolio mortgages and the sale of U.S. Agency securities, offset by an increase in operating costs, primarily salaries and employee benefits and applicable income tax expense. Net earnings for 2001 increased from 2000 results due to an increase in the net interest margin. Also, fee income increased, offset by increases in operating costs and applicable income tax expense.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  6,753                     2002
             5,622                     2001
             4,743                     2000
             4,671                     1999
             4,281                     1998


The Company's return on average assets was 1.37% in 2002 compared to 1.18% in 2001 and 1.06% in 2000. Return on average equity was 11.79%, 10.57% and 9.96% in 2002, 2001 and 2000, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
             1.37%                     2002
             1.18%                     2001
             1.06%                     2000
             1.08%                     1999
              .99%                     1998


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
            11.79%                     2002
            10.57%                     2001
             9.96%                     2000
            10.12%                     1999
             9.54%                     1998


                  Penseco Financial Services Corporation / 2002 Annual Report 13

RESULTS OF OPERATIONS


Net Interest Income

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.
     Net interest income was $19.9 million in 2002, compared with $19.3 million in 2001, an increase of 3.1%. The increase in net interest income in 2002 resulted from an increase in interest-earning assets. Also, the Company had increases in its deposit transaction accounts, which have the lowest carrying costs.
     Net interest income was $19.3 million in 2001, compared with $17.3 million in 2000, an increase of 11.6%. The increase in net interest income in 2001 resulted from increases in loan income, increases in securities income, along with lower funding costs mainly due to the Federal Reserve Bank reducing short term interest rates eleven times during the year.
     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2002 was 4.2% compared with 4.3% for the year ended December 31, 2001, and 4.1% for the year ended December 31, 2000.
     Interest income in 2002 totalled $27.9 million, compared to $31.9 million in 2001, decreasing 12.5% from the prior year. The yield on average interest-earning assets was 5.9% in 2002, compared to 7.1% in 2001. Average interest-earning assets increased in 2002 to $472.8 million from $450.0 million in 2001. Average loans, which are the Company's highest yielding earning assets, decreased $9.3 million in 2002, while investment securities increased on average by $13.7 million. Average loans represented 67.0% of 2002 average interest-earning assets, compared to 72.4% in 2001.
     Interest expense also decreased in 2002 to $8.0 million from $12.5 million in 2001, a decrease of $4.5 million or 36.0%. This decrease resulted from the Federal Reserve cutting short term interest rates in late 2001 due to the economy showing anemic growth. The average rate paid on interest-bearing liabilities during 2002 was 2.2%, compared to 3.5% a decrease of 37.1% from 2001.
     Interest income in 2001 totalled $31.9 million, compared to $31.0 million in 2000, increasing 2.9% from the prior year.
     The yield on average interest-earning assets was 7.1% in 2001, compared to 7.3% in 2000. Average interest-earning assets increased in 2001 to $450.0 million from $424.9 million in 2000. Average loans, which are the Company's highest yielding earning assets, increased $28.5 million in 2001, while investment securities increased on average by $7.7 million. Average loans represented 72.4% of 2001 average interest-earning assets, compared to 70.0% in 2000.
     Interest expense also decreased in 2001 to $12.5 million from $13.7 million in 2000, a decrease of $1.2 million or 8.8%. This decrease resulted from the Federal Reserve cutting short term interest rates due to the economy slipping into a recession. The average rate paid on interest-bearing liabilities during 2001 was 3.5%, compared to 4.0% a decrease of 12.5% from 2000.
     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.


 NET INTEREST INCOME (in millions)        YEAR
---------------------------------------------
       $ 19,888                          2002
         19,336                          2001
         17,345                          2000
         17,107                          1999
         16,796                          1998


14 Penseco Financial Services Corporation / 2002 Annual Report

Distribution of Assets, Liabilities and Stockholders' Equity/Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 2002, 2001 and 2000.


                                                    2002                            2001                            2000
------------------------------------------------------------------------------------------------------------------------------------
                                        Average   Revenue/   Yield/     Average   Revenue/   Yield/     Average   Revenue/   Yield/
                                        Balance   Expense     Rate      Balance   Expense    Rate       Balance   Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities:
  Available-for-sale:
    U.S. Treasury securities           $  36,550  $  1,575    4.31%    $  40,596  $  2,262    5.57%    $  60,684  $  3,465     5.71%
    U.S. Agency obligations               57,544     3,267    5.68        47,802     3,130    6.55        20,011     1,338     6.69
    States & political subdivisions        8,962       439    7.42         6,725       245    5.52        15,522       572     5.58
    Federal Home Loan Bank stock           1,960        69    3.52         1,881       122    6.49         1,798       127     7.06
    Other                                    391        10    2.56           211         6    2.84            20         1     5.00
  Held-to-maturity:
    U.S. Agency obligations                1,862        58    3.11         3,192       185    5.80         4,407       259     5.88
    States & political subdivisions       29,715     1,641    8.37        22,852     1,189    7.88        13,122       735     8.49
Loans, net of unearned income:
  Real estate mortgages                  245,016    16,412    6.70       250,000    19,148    7.66       227,819    18,249     8.01
  Commercial                              32,168     1,751    5.44        27,885     2,117    7.59        19,613     1,845     9.41
  Consumer and other                      39,405     2,390    6.07        47,961     3,418    7.13        49,930     3,717     7.44
Federal funds sold                        12,995       189    1.45           181         6    3.31         6,729       414     6.15
Interest on balances with banks            6,277        98    1.56           651        32    4.92         5,253       321     6.11
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  472,845  $ 27,899    5.90%      449,937  $ 31,860    7.08%      424,908  $ 31,043    7.31%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                    8,234                           8,310                          11,514
Bank premises and equipment               10,411                          11,218                          12,104
Accrued interest receivable                3,432                           3,831                           2,628
Other assets                               3,083                           5,063                           1,125
Less: Allowance for loan losses            3,662                           3,185                           3,004
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 494,343                       $ 475,174                       $ 449,275
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing              $  26,204  $    159     .61%    $  25,033  $    240     .96%    $  23,380  $    250     1.07%
  Savings                                 71,470       700     .98        64,513       965    1.50        65,927       983     1.49
  Money markets                           91,561     1,329    1.45        86,154     2,616    3.04        75,959     2,927     3.85
  Time - Over $100                        37,741     1,398    3.70        32,998     1,779    5.39        38,407     2,262     5.89
  Time - Other                           116,659     4,139    3.55       114,943     5,784    5.03       115,345     6,236     5.41
Federal funds purchased                        -         -       -             3         -       -            22         1     4.55
Repurchase agreements                     20,278       276    1.36        17,366       570    3.28        15,101       786     5.20
Short-term borrowings                        562        10    1.78        15,520       570    3.67         4,522       253     5.59
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 364,475  $  8,011    2.20%      356,530  $ 12,524    3.51%      338,663  $ 13,698     4.04%
------------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             69,482                          61,823                          61,162
All other liabilities                      3,124                           3,656                           1,813
Stockholders' equity                      57,262                          53,165                          47,637
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 494,343                       $ 475,174                       $ 449,275
====================================================================================================================================
Interest Spread                                               3.70%                           3.57%                            3.27%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 19,888                        $ 19,336                        $ 17,345
====================================================================================================================================

Financial Ratios
Net interest margin                                           4.21%                           4.30%                            4.08%
Return on average assets                                      1.37%                           1.18%                            1.06%
Return on average equity                                     11.79%                          10.57%                            9.96%
Average equity to average assets                             11.58%                          11.19%                           10.60%
Dividend payout ratio                                        42.99%                          47.71%                           52.04%

                  Penseco Financial Services Corporation / 2002 Annual Report 15

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2002 compared to 2001                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (687)  $   (225)   $   (512)    $    50
                 U.S. Agency obligations                137        638        (416)        (85)
                 States & political subdivisions        194         81          85          28
                 Equity securities                      (49)        10         (57)         (2)
               Held-to-maturity:
                 U.S. Agency obligations               (127)       (77)        (86)         36
                 States & political subdivisions        452        357          69          26
             Loans, net of unearned income:
               Real estate mortgages                 (2,736)      (382)     (2,400)         46
               Commercial                              (366)       325        (599)        (92)
               Consumer and other                    (1,028)      (610)       (508)         90
             Federal funds sold                         183        424          (3)       (238)
             Interest bearing balances with banks        66        277         (22)       (189)
             ----------------------------------------------------------------------------------
               Total Interest Income                 (3,961)       818      (4,449)       (330)
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                (81)        11         (88)         (4)
LIABILITIES    Savings                                 (265)       104        (335)        (34)
               Money markets                         (1,287)       163      (1,353)        (97)
               Time - Over $100                        (381)       256        (558)        (79)
               Time - Other                          (1,645)        86      (1,701)        (30)
             Federal funds purchased                      -          -           -           -
             Repurchase agreements                     (294)        96        (332)        (58)
             Short-term borrowings                     (560)      (549)       (293)        282
             ----------------------------------------------------------------------------------
               Total Interest Expense                (4,513)       167      (4,660)        (20)
             ----------------------------------------------------------------------------------
               Net Interest Income                 $    552   $    651    $    211     $  (310)
             ==================================================================================


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

16 Penseco Financial Services Corporation / 2002 Annual Report

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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,            2002        2001        2000
----------------------------------------------------------------
Trust department income         $  1,266    $  1,233    $  1,329
Service charges on
  deposit accounts                 1,123       1,126         718
Merchant transaction income        5,519       5,331       5,354
Other fee income                   1,562       1,291         975
Other operating income               553         231         211
Realized gains (losses) on
  securities, net                  1,009         (26)       (354)
----------------------------------------------------------------
  Total Other Income            $ 11,032    $  9,186    $  8,233
================================================================

Total other income increased $1,846 or 20.1% during 2002 to $11,032 from $9,186 for 2001. Components of this increase include $1,009 from the gain on the sale of U.S. Agency securities, merchant transaction income of $188 along with an increase in fee income of $158 due to our brokerage division and a gain on the sale of low-yield, fixed-rate non-portfolio mortgage loans of $444.
     Total other income increased $953 or 11.6% during 2001 to $9,186 from $8,233 for 2000. Components of this increase include service charges on deposit accounts of $408 or 56.8% mainly due to the ongoing implementation of the recommendations of a cost/revenue study held in the first quarter of 2001, an increase in other fee income of $316 or 32.4% from the same period last year, of which $199 was due to our brokerage division. The loss on the sale of securities in 2001 was $26 compared to a $354 loss in 2000.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,            2002        2001        2000
----------------------------------------------------------------
Salaries and employee
  benefits                      $  9,048    $  8,180    $  7,951
Occupancy expenses, net            1,384       1,416       1,387
Furniture and equipment
  expenses                         1,208       1,245       1,189
Merchant transaction
  expenses                         4,731       4,636       4,784
Other operating expenses           4,727       4,600       3,995
----------------------------------------------------------------
  Total Other Expenses          $ 21,098    $ 20,077    $ 19,306
================================================================

Other expenses increased $1,021 or 5.1% for 2002 to $21,098 from $20,077 for 2001. Salaries and employee benefits increased $868 or 10.6% to $9,048 for 2002 from $8,180 for 2001 partly due to staff additions, replacements, merit increases and pension costs. Merchant transaction expenses increased $95, the result of additional volume. Also, other operating expenses increased $127 or 2.8%, mainly due to increased expenses in advertising and other centennial year expenses.
     Other expenses increased $771 or 4.0% for 2001 to $20,077 from $19,306 for 2000. Salaries and employee benefits increased $229 or 2.9% to $8,180 for 2001 from $7,951 for 2000. Also, other operating expenses increased $605 or 15.1% to $4,600 from $3,995 due to increases in advertising costs associated with our loan growth and non-recurring insurance costs of $117 and $180 in outside consulting services.

INCOME TAXES

Federal income tax expense increased $387 or 20.7% to $2,256 in 2002 compared to $1,869 in 2001, due to increased operating income.
     Federal income tax expense increased $573 or 44.2% to $1,869 in 2001 compared to $1,296 in 2000. This was largely the result of increased net income from normal business operations
     The Company's effective income tax rate for 2002 was 25.0%, the same as 2001.
     The effective income tax rate for 2001 was 25.0% compared to 21.5% for 2000. This increase resulted from larger tax free income recorded during 2000.
     For further discussion pertaining to Federal income taxes, see Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $14.4 million or 3.0% during 2002 to $497.0 million at December 31, 2002 compared to $482.6 million at December 31, 2001. For the year ended December 31, 2001 total assets increased $15.4 million to $482.6 million or a 3.3% increase over $467.2 million at December 31, 2000.


ASSETS (in millions)             YEAR
-------------------------------------
       $ 496,956                 2002
         482,551                 2001
         467,230                 2000
         428,614                 1999
         436,099                 1998


INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.
     The following table presents the carrying value, by security type, for the Company's investment portfolio.

December 31,                         2002        2001       2000
-----------------------------------------------------------------
U.S.Treasury securities         $  36,456   $  36,069   $  54,662
U.S. Agency obligations            52,026      60,520      39,654
States & political subdivisions    49,294      29,741      29,624
Equity securities                   1,356       2,293       1,868
-----------------------------------------------------------------
  Total Investment Securities   $ 139,132   $ 128,623   $ 125,808
=================================================================

                  Penseco Financial Services Corporation / 2002 Annual Report 17

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                           2002        2001        2000        1999         1998
--------------------------------------------------------------------------------------------
Real estate - construction
  and land development            $   5,031   $   9,124   $   9,321   $   3,241    $   4,152
Real estate mortgages               217,883     246,486     234,212     216,574      221,879
Commercial                           30,077      30,001      21,566      18,995       18,169
Credit card and related plans         2,320       2,377       2,267       2,203        2,286
Installment                          27,306      30,142      30,290      28,693       28,538
Obligations of states &
  political subdivisions              6,239       5,678      10,085      11,821        8,195
--------------------------------------------------------------------------------------------
  Loans, net of unearned income     288,856     323,808     307,741     281,527      283,219
Less: Allowance for loan losses       3,347       3,600       3,100       2,950        2,830
--------------------------------------------------------------------------------------------
  Loans, net                      $ 285,509   $ 320,208   $ 304,641   $ 278,577    $ 280,389
============================================================================================

LOANS

Total net loans decreased $34.7 million to $285.5 million at December 31, 2002 from $320.2 million at December 31, 2001, a decrease of 10.8%. The decrease is due to management's reluctance to carry low-yield, fixed-rate mortgages, while concentrating on increasing variable rate loans.
     Total net loans increased $15.6 million to $320.2 million at December 31, 2001 from $304.6 million at December 31, 2000, an increase of 5.1%. The increase was due to growth in the Company's real estate and commercial loan portfolios.


NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 285,509                       2002
         320,208                       2001
         304,641                       2000
         278,577                       1999
         280,389                       1998


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

18 Penseco Financial Services Corporation / 2002 Annual Report

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


December 31,                                     2002      2001      2000      1999      1998
---------------------------------------------------------------------------------------------
Non-accrual loans                             $ 2,245   $ 1,917   $ 1,210   $   836   $   929
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        394       304       313       476       348
  Credit card and home equity loans                 -        22        23         -        27
---------------------------------------------------------------------------------------------
  Total non-performing loans                    2,639     2,243     1,546     1,312     1,304
Other real estate owned                            59       143       201        33       111
---------------------------------------------------------------------------------------------
  Total non-performing assets                 $ 2,698   $ 2,386   $ 1,747   $ 1,345   $ 1,415
=============================================================================================

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.
     Loans on which the accrual of interest has been discontinued or reduced amounted to $2,245, $1,917 and $1,210 at December 31, 2002, 2001 and 2000,
respectively. If interest on those loans had been accrued, such income would have been $171, $152 and $138 for 2002, 2001 and 2000, respectively. Interest income on those loans, which is recorded only when received, amounted to $77, $86 and $86 for 2002, 2001 and 2000, respectively. There are no commitments to lend additional funds to individuals whose loans are on non-accrual status.
     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2002, there are no significant loans as to which management has serious doubt about their collectibility.
     At December 31, 2002, 2001 and 2000, the Company did not have any loans specifically classified as impaired.
     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:



Years Ended December 31,                   2002      2001      2000      1999      1998
---------------------------------------------------------------------------------------
Balance at beginning of year            $ 3,600     3,100   $ 2,950   $ 2,830   $ 2,600
Charge-offs:
  Real estate mortgages                      91        38        37        82        69
  Commercial and all others                 944       389        51        13       252
  Credit card and related plans              44        37        27        65        37
  Installment loans                          22        19        24        26        25
---------------------------------------------------------------------------------------
Total charge-offs                         1,101       483       139       186       383
---------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                      31        20        30         -         1
  Commercial and all others                   -         -         -       195         -
  Credit card and related plans               1         1         9        10         9
  Installment loans                           3         8        17        12         8
---------------------------------------------------------------------------------------
Total recoveries                             35        29        56       217        18
---------------------------------------------------------------------------------------
Net charge-offs (recoveries)              1,066       454        83       (31)      365
---------------------------------------------------------------------------------------
Provision charged to operations             813       954       233        89       595
---------------------------------------------------------------------------------------
  Balance at End of Year                $ 3,347   $ 3,600   $ 3,100   $ 2,950   $ 2,830
=======================================================================================
Ratio of net charge-offs (recoveries)
to average loans outstanding              0.34%     0.14%     0.03%   (0.01)%     0.13%
=======================================================================================

                  Penseco Financial Services Corporation / 2002 Annual Report 19

The allowance for loan losses is allocated as follows:



December 31,                    2002             2001             2000             1999             1998
---------------------------------------------------------------------------------------------------------------
                              Amount     %1    Amount     %1    Amount     %1    Amount     %1    Amount     %1
---------------------------------------------------------------------------------------------------------------
Real estate mortgages        $ 1,600   77%    $ 1,700   79%    $ 1,500   79%    $ 1,500   78%    $ 1,550   80%
Commercial
  and all others               1,222    13      1,375   11       1,100   10         950   10         830    9
Credit card and
  related plans                  175     1        175    1         150    1         150    1         150    1
Personal installment loans       350     9        350    9         350   10         350   11         300   10
---------------------------------------------------------------------------------------------------------------
  Total                      $ 3,347  100%      3,600  100%    $ 3,100  100%    $ 2,950  100%    $ 2,830  100%
===============================================================================================================

Note: 1 - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $8.2 million to $414.7 million at December 31, 2002 from $406.5 million at December 31, 2001, an increase of 2.0% due to increases in DDA and savings deposits. Company deposits increased $19.1 million to $406.5 million at December 31, 2001 from $387.4 million at December 31, 2000, an increase of 4.9% due to increases in DDA, savings and time deposits.

The maturities of time deposits of $100,000 or more are as follows:

  Three months or less                  $  12,226
  Over three months through six months      5,495
  Over six months through twelve months     5,672
  Over twelve months                       10,293
                                        ---------
  Total                                 $  33,686
                                        =========


DEPOSITS (in millions)            YEAR
--------------------------------------
       $ 414,664                  2002
         406,531                  2001
         387,439                  2000
         367,332                  1999
         377,526                  1998


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

LIQUIDITY

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources. Management does not foresee any adverse trends in liquidity.

20 Penseco Financial Services Corporation / 2002 Annual Report

     The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's U.S. Treasury and U.S. Agency bond portfolios, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank. The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.
     Subsequent to the Balance Sheet Date,  the Bank  purchased a FHLMC (Freddie
Mac) pool of new twenty year residential mortgages, with a 5 1/2% coupon and a face value of $100,000. The Bank financed the purchase by borrowing $100,000 from the Federal Home Loan Bank with maturities ranging from 5 to 20 years. Calculations indicate a 100 basis point spread in the 1st year declining to 81 basis points after the 10th year and every year thereafter. These calculated spreads may vary depending on various interest rate scenarios which affect prepayment speeds.
     The investment resulted in increases in Total Assets and Total Liabilities of approximately 20.7% and 22.8% from December 31, 2002, respectively.
     The Bank has estimated that the transaction will result in an increase in net interest income of approximately $800 for the current fiscal year.

COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2002 and 2001 are as follows:

                                    2002       2001
---------------------------------------------------
Commitments to extend credit:
  Fixed rate                    $ 12,273   $ 17,490
  Variable rate                 $ 66,257   $ 45,033
Standby letters of credit       $ 10,586   $  3,311

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

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. During 2002, the Bank issued a standby letter of credit for the account of a related party in the amount of $6,353.

CAPITAL RESOURCES

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.
     Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional common stock. Management has no plans to offer additional common stock at this time.
     The Company's total risk-based capital ratio was 17.99% at December 31, 2002. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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


STOCKHOLDERS' EQUITY (in millions)        YEAR
----------------------------------------------
        $ 58,975                          2002
          54,648                          2001
          50,067                          2000
          45,743                          1999
          44,961                          1998

                  Penseco Financial Services Corporation / 2002 Annual Report 21

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

22 Penseco Financial Services Corporation / 2002 Annual Report

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2001

                                                                                                     Non-Rate
                                          2003        2004      2005      2006      2007  Thereafter Sensitive     Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
  U.S. Treasury securities           $  15,223  $   15,659  $  5,574  $      -  $      -  $       -  $       -  $  36,456  $  36,456
    Yield                                3.64%       4.00%     6.79%         -         -          -          -      4.28%
  U.S. Agency obligations               10,266      23,708    16,632         -         -          -          -     50,606     50,606
    Yield                                6.98%       5.04%     6.78%         -         -          -          -      6.01%
  States & political subdivisions            -           -         -         -         -     49,294          -     49,294     51,243
    Yield                                    -           -         -         -         -      7.55%          -      7.55%
Variable interest rate securities:
  U.S. Agency obligations                  660         660       100         -         -          -          -      1,420      1,408
    Yield                                3.11%       3.11%     3.11%         -         -          -          -      3.11%
  Federal Home Loan Bank stock               -           -         -         -         -        946          -        946        946
    Yield                                    -           -         -         -         -      3.25%          -      3.25%
  Other                                      -           -         -         -         -        410          -        410        410
    Yield                                    -           -         -         -         -      4.02%          -      4.02%
Fixed interest rate loans:
  Real estate mortgages                  6,669       6,846     6,672     7,114     6,855     61,673          -     95,829     97,069
    Yield                                7.35%       7.38%     7.41%     7.24%     7.40%      7.22%          -      7.27%
  Consumer and other                     1,592       1,405     1,271     1,136       988      1,115          -      7,507      7,514
    Yield                                6.95%       6.75%     6.42%     6.03%     5.64%      8.23%          -      6.70%
Variable interest rate loans:
  Real estate mortgages                 19,635      14,192    12,666    10,892    10,804     58,896          -    127,085    128,069
    Yield                                4.64%       4.79%     4.96%     4.89%     4.89%      5.35%          -      5.06%
  Commercial                            30,077           -         -         -         -          -          -     30,077     30,077
    Yield                                5.44%           -         -         -         -          -          -      5.44%
  Consumer and other                    11,252       4,601     4,246     3,849     3,982        428          -     28,358     28,593
    Yield                                5.37%       5.69%     5.06%     4.16%     4.16%      5.74%          -      5.05%
Less: Allowance for loan losses            802         313       288       266       262      1,416          -      3,347
Interest bearing deposits with banks    10,424           -         -         -         -          -          -     10,424     10,424
    Yield                                1.08%           -         -         -         -          -          -     1.08%
Federal funds sold                      33,075           -         -         -         -          -          -     33,075     33,075
    Yield                                1.13%           -         -         -         -          -          -     1.13%
Cash and due from banks                      -           -         -         -         -          -     11,120     11,120     11,120
Other assets                                 -           -         -         -         -          -     17,696     17,696
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $ 138,071  $   66,758  $ 46,873  $ 22,725  $ 22,367  $ 171,346  $  28,816  $ 496,956  $ 487,010
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing          $       -  $   31,363  $      -  $      -  $      -  $       -  $       -  $  31,363  $  31,363
    Yield                                    -        .46%         -         -         -          -          -       .46%
  Savings                                    -      73,786         -         -         -          -          -     73,786     73,786
    Yield                                    -        .73%         -         -         -          -          -       .73%
  Money markets                         89,462           -         -         -         -          -          -     89,462     89,462
    Yield                                1.06%           -         -         -         -          -          -      1.06%
  Time - Other                          11,255           -         -         -         -          -          -     11,255     11,255
    Yield                                3.13%           -         -         -         -          -          -      3.13%
Fixed interest rate deposits:
  Time - Over $100,000                  23,393       3,044     1,560     2,355     3,234        100          -     33,686     36,118
    Yield                                2.65%       3.65%     3.41%     5.78%     4.73%      5.00%          -      3.20%
  Time - Other                          57,128      12,819     5,796     4,458    14,000      2,351          -     96,552     97,608
    Yield                                2.75%       3.41%     3.74%     4.96%     4.81%      4.96%          -      3.35%
Demand - Non-interest bearing                -           -         -         -         -          -     78,560     78,560     78,560
Repurchase agreements                   19,419           -         -         -         -          -          -     19,419     19,419
    Yield                                1.03%           -         -         -         -          -          -      1.03%
Short-term borrowings                      890           -         -         -         -          -          -        890        890
    Yield                                 .94%           -         -         -         -          -          -       .94%
Other liabilities                            -           -         -         -         -          -      3,008      3,008
Stockholders' equity                         -           -         -         -         -          -     58,975     58,975
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                 $ 201,547  $  121,012  $  7,356  $  6,813  $ 17,234  $   2,451  $ 140,543  $ 496,956  $ 438,461
------------------------------------------------------------------------------------------------------------------------------------
Excess of (liabilities) assets
subject to interest rate change      $ (63,476) $  (54,254) $ 39,517  $ 15,912  $  5,133  $ 168,895  $(111,727) $       -
====================================================================================================================================

                  Penseco Financial Services Corporation / 2002 Annual Report 23

ITEM 8 Financial Statements and Supplementary Data

                          Consolidated Balance Sheets

(in thousands, except per share data)

                 December 31,                                    2002       2001
                 ---------------------------------------------------------------
ASSETS           Cash and due from banks                    $  11,120  $  13,026
                 Interest bearing balances with banks          10,424      4,270
                 Federal funds sold                            33,075          -
                 ---------------------------------------------------------------
                   Cash and Cash Equivalents                   54,619     17,296

                 Investment securities:
                   Available-for-sale, at fair value          108,083     96,505
                   Held-to-maturity (fair value of $32,986
                     and $32,617, respectively)                31,049     32,118
                 ---------------------------------------------------------------
                   Total Investment Securities                139,132    128,623

                 Loans, net of unearned income                288,856    323,808
                   Less: Allowance for loan losses              3,347      3,600
                 ---------------------------------------------------------------
                   Loans, Net                                 285,509    320,208
                 Bank premises and equipment                    9,920     10,783
                 Other real estate owned                           59        143
                 Accrued interest receivable                    3,399      3,599
                 Other assets                                   4,318      1,899
                 ---------------------------------------------------------------
                   Total Assets                             $ 496,956  $ 482,551
                 ===============================================================

LIABILITIES      Deposits:
                   Non-interest bearing                     $  78,560  $  70,812
                   Interest bearing                           336,104    335,719
                 ---------------------------------------------------------------
                   Total Deposits                             414,664    406,531
                 Other borrowed funds:
                   Repurchase agreements                       19,419     18,140
                   Short-term borrowings                          890         17
                 Accrued interest payable                       1,317      1,577
                 Other liabilities                              1,691      1,638
                 ---------------------------------------------------------------
                   Total Liabilities                          437,981    427,903

STOCKHOLDERS'    Common stock, $.01 par value, 15,000,000
EQUITY             shares authorized, 2,148,000
                   shares issued and outstanding                   21         21
                 Surplus                                       10,819     10,819
                 Retained earnings                             45,060     41,206
                 Accumulated other comprehensive income         3,075      2,602
                 ---------------------------------------------------------------
                   Total Stockholders' Equity                  58,975     54,648
                 ---------------------------------------------------------------
                   Total Liabilities and
                   Stockholders' Equity                     $ 496,956  $ 482,551
                 ===============================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

24 Penseco Financial Services Corporation / 2002 Annual Report

                       Consolidated Statements of Income

(in thousands, except per share data)


              Years Ended December 31,                      2002       2001       2000
              ------------------------------------------------------------------------
INTEREST      Interest and fees on loans                $ 20,553   $ 24,683   $ 23,811
INCOME        Interest and dividends on investments:
                U.S. Treasury securities and U.S.
                  Agency obligations                       4,900      5,577      5,062
                States & political subdivisions            2,080      1,434      1,307
                Other securities                              79        128        128
              Interest on Federal funds sold                 189          6        414
              Interest on balances with banks                 98         32        321
              ------------------------------------------------------------------------
                Total Interest Income                     27,899     31,860     31,043
              ------------------------------------------------------------------------
INTEREST      Interest on time deposits
EXPENSE         of $100,000 or more                        1,398      1,779      2,262
              Interest on other deposits                   6,327      9,605     10,396
              Interest on other borrowed funds               286      1,140      1,040
              ------------------------------------------------------------------------
                Total Interest Expense                     8,011     12,524     13,698
              ------------------------------------------------------------------------
                Net Interest Income                       19,888     19,336     17,345
              Provision for loan losses                      813        954        233
              ------------------------------------------------------------------------
                Net Interest Income After Provision
                  for Loan Losses                         19,075     18,382     17,112
              ------------------------------------------------------------------------
OTHER         Trust department income                      1,266      1,233      1,329
INCOME        Service charges on deposit accounts          1,123      1,126        718
              Merchant transaction income                  5,519      5,331      5,354
              Other fee income                             1,562      1,291        975
              Other operating income                         553        231        211
              Realized gains (losses) on securities, net   1,009        (26)      (354)
              ------------------------------------------------------------------------
                Total Other Income                        11,032      9,186      8,233
              ------------------------------------------------------------------------
OTHER         Salaries and employee benefits               9,048      8,180      7,951
EXPENSES      Occupancy expenses, net                      1,384      1,416      1,387
              Furniture and equipment expenses             1,208      1,245      1,189
              Merchant transaction expenses                4,731      4,636      4,784
              Other operating expenses                     4,727      4,600      3,995
              ------------------------------------------------------------------------
                Total Other Expenses                      21,098     20,077     19,306
              ------------------------------------------------------------------------
              Income before income taxes                   9,009      7,491      6,039
              Applicable income taxes                      2,256      1,869      1,296
              ------------------------------------------------------------------------
NET INCOME      Net Income                              $  6,753   $  5,622   $  4,743
              ========================================================================
PER SHARE       Earnings Per Share                      $   3.14   $   2.62   $   2.21
              ========================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2002 Annual Report 25

                Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2002, 2001 and 2000

                                                                              Accumulated
                                                                                 Other          Total
                                             Common               Retained   Comprehensive   Stockholders'
(in thousands except per share data)         Stock      Surplus   Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    21         10,819     35,996       (1,093)         45,743

Comprehensive income:
  Net income, 2000                             -              -      4,743            -           4,743
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -        2,051           2,051
                                                                                                 -------
Comprehensive income                                                                              6,794

Cash dividends declared ($1.15 per share)      -              -     (2,470)           -          (2,470)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    21         10,819     38,269          958          50,067

Comprehensive income:
  Net income, 2001                             -              -      5,622            -           5,622
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -        1,644           1,644
                                                                                                 -------
Comprehensive income                                                                              7,266

Cash dividends declared ($1.25 per share)      -              -     (2,685)           -          (2,685)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                  $ 21       $ 10,819   $ 41,206     $  2,602        $ 54,648

Comprehensive income:
  Net income, 2002                             -              -      6,753            -           6,753
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -          473             473
                                                                                                 -------
Comprehensive income                                                                              7,226

Cash dividends declared ($1.35 per share)      -              -     (2,899)           -          (2,899)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                  $ 21       $ 10,819   $ 45,060     $  3,075        $ 58,975
==========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

26 Penseco Financial Services Corporation / 2002 Annual Report

                     Consolidated Statements of Cash Flows

(in thousands)   Years Ended December 31,                                 2002          2001          2000
                 ------------------------------------------------------------------------------------------
OPERATING        Net Income                                          $   6,753     $   5,622     $   4,743
ACTIVITIES       Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation                                        1,240         1,288         1,243
                     Provision for loan losses                             813           954           233
                     Deferred income tax provision (benefit)                95          (213)         (109)
                     Amortization of securities
                       (net of accretion)                                  201            38            55
                     Net realized (gains) losses on securities          (1,009)           26           354
                     Loss (gain) on other real estate                        2           (14)          (22)
                     Loss on disposition of fixed assets                     7             -             8
                     Decrease (increase) in interest receivable            200           391        (1,063)
                     (Increase) decrease in other assets                (2,419)         (299)          463
                     (Decrease) increase in income taxes payable          (252)          208            26
                     (Decrease) increase in interest payable              (260)         (691)          408
                     (Decrease) increase in other liabilities              (34)           78            30
                 ------------------------------------------------------------------------------------------
                     Net cash provided by
                       operating activities                              5,337         7,388         6,369
                 ------------------------------------------------------------------------------------------
INVESTING        Purchase of investment securities
ACTIVITIES         available-for-sale                                  (34,798)      (41,035)      (44,610)
                 Proceeds from sales and maturities of investment
                   securities available-for-sale                        24,797        52,568        37,801
                 Purchase of investment securities to be
                   held-to-maturity                                          -       (13,407)      (10,689)
                 Proceeds from repayments of investment
                   securities to be held-to-maturity                     1,017         1,487           898
                 Net loans repaid (originated)                          33,629       (16,786)      (26,569)
                 Proceeds from other real estate                           339           337           126
                 Proceeds from sale of fixed assets                          5             -             4
                 Investment in premises and equipment                     (389)         (364)         (666)
                 ------------------------------------------------------------------------------------------
                     Net cash provided (used) by
                       investing activities                             24,600       (17,200)      (43,705)
                 ------------------------------------------------------------------------------------------
FINANCING        Net increase in demand and savings deposits            18,906        14,784        28,375
ACTIVITIES       Net (payments) proceeds on time deposits              (10,773)        4,308        (8,268)
                 Increase in repurchase agreements                       1,279         3,054         3,105
                 Net increase (decrease) in short-term borrowings          873       (11,486)       10,616
                 Cash dividends paid                                    (2,899)       (2,685)       (2,470)
                 ------------------------------------------------------------------------------------------
                     Net cash provided by
                       financing activities                              7,386         7,975        31,358
                 ------------------------------------------------------------------------------------------
                     Net increase (decrease) in cash
                       and cash equivalents                             37,323        (1,837)       (5,978)

                 Cash and cash equivalents at January 1                 17,296        19,133        25,111
                 ------------------------------------------------------------------------------------------
                 Cash and cash equivalents at December 31            $  54,619     $  17,296     $  19,133
                 ==========================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2002 Annual Report 27

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

EMERGING ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued various new accounting standards as of December 31, 2002, which are applicable in future periods.
     Management does not anticipate that the adoption of any of the new standards will have a significant effect on the Company's earnings or financial position.

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

LOAN SERVICING

The Company generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.
     Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The
Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed the fair value.

28 Penseco Financial Services Corporation / 2002 Annual Report

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000, amounted to $650, $497 and $466, respectively.

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

The Company paid interest and income taxes during the years ended December 31, 2002, 2001 and 2000 as follows:

                           2002         2001        2000
---------------------------------------------------------
Income taxes paid      $ 2,636      $  1,909     $  1,379
Interest paid          $ 8,271      $ 13,215     $ 13,290

Non-cash transactions during the years ended December 31, 2002, 2001 and 2000, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $257, $265 and $272, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2  CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                    2002         2001
-----------------------------------------------------------------
Cash items in process of collection         $    127     $    293
Non-interest bearing balances                  8,708        9,672
Cash on hand                                   2,285        3,061
-----------------------------------------------------------------
  Total                                     $ 11,120     $ 13,026
=================================================================

     The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

3  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2002 and 2001 are as follows:

                              AVAILABLE-FOR-SALE

                                           Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2002                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Treasury securities   $  35,098   $    1,358   $        -    $ 36,456
U.S. Agency securities        47,679        2,927            -      50,606
States & political
  subdivisions                19,431          361          127      19,665
--------------------------------------------------------------------------
  Total Debt Securities      102,208        4,646          127     106,727
Equity securities              1,215          141            -       1,356
--------------------------------------------------------------------------
  Total Available -
    for-Sale               $ 103,423   $    4,787   $      127    $108,083
==========================================================================

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
==========================================================================

Equity securities at December 31, 2002 and 2001, consisted primarily of Federal Home Loan Bank stock, which is a required investment in order to participate in an available line of credit program. The stock is stated at par value as there is no readily determinable fair value.

                  Penseco Financial Services Corporation / 2002 Annual Report 29

A summary of transactions involving available-for-sale debt securities in 2002, 2001 and 2000 are as follows:

December 31,                    2002        2001        2000
------------------------------------------------------------
Proceeds from sales         $ 13,832    $ 28,594    $ 18,952
Gross realized gains           1,009          53           2
Gross realized losses              -          79         356


                                Held-to-Maturity

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2002                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed
    securities             $   1,420   $        8   $       20    $  1,408
States & political
    subdivisions              29,629        1,949            -      31,578
--------------------------------------------------------------------------
  Total Held-to-Maturity   $  31,049   $    1,957   $       20    $ 32,986
==========================================================================

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
==========================================================================

Investment securities with amortized costs and fair values of $88,034 and $92,907 at December 31, 2002 and $76,419 and $79,091 at December 31, 2001, were pledged to secure trust funds, public deposits and for other purposes as required by law.
     The amortized cost and fair value of debt securities at December 31, 2002 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Available-for-Sale         Held-to-Maturity
--------------------------------------------------------------------------------
                                Amortized      Fair       Amortized      Fair
                                   Cost        Value         Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities      $  15,008    $  15,223    $       -    $      -
  U.S. Agency securities            9,961       10,266            -           -
After one year through
  five years:
  U.S. Treasury securities         20,090       21,233            -           -
  U.S. Agency securities           37,718       40,340            -           -
After ten years:
  States & political
    subdivisions                   19,431       19,665       29,629      31,578
--------------------------------------------------------------------------------
  Subtotal                        102,208      106,727       29,629      31,578
Mortgage-backed securities              -            -        1,420       1,408
--------------------------------------------------------------------------------
  Total Debt Securities         $ 102,208    $ 106,727    $  31,049    $ 32,986
================================================================================

4  LOANS

Major classifications of loans are as follows:

December 31,                                      2002        2001
------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development          $   5,031    $   9,124
  Secured by farmland                                -          395
  Secured by 1-4 family residential
    properties:
    Revolving, open-end loans                   15,818        8,410
    Secured by first liens                     135,602      159,748
    Secured by junior liens                     20,921       29,269
  Secured by multi-family properties               635          808
  Secured by non-farm, non-residential
    properties                                  44,907       47,856
Commercial and industrial loans
    to U.S. addressees                          30,077       30,001
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                  2,320        2,377
  Other (installment and
    student loans, etc.)                        26,942       29,169
Obligations of states &
  political subdivisions                         6,239        5,678
All other loans                                    364          973
------------------------------------------------------------------
  Gross Loans                                  288,856      323,808
Less: Unearned income on loans                       -           -
------------------------------------------------------------------
  Loans, Net of Unearned Income              $ 288,856    $ 323,808
==================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,245, $1,917 and $1,210 at December 31, 2002, 2001 and 2000, respectively.
If interest on those loans had been accrued, such income would have been $171, $152 and $138 for 2002, 2001 and 2000, respectively. Interest income on those loans, which is recorded only when received, amounted to $77, $86 and $86 for 2002, 2001 and 2000, respectively. Also, at December 31, 2002 and 2001, the Bank had loans totalling $394 and $326, respectively, which were past due 90 days or more and still accruing interest (credit card, home equity and guaranteed student loans).

5  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                   2002       2001       2000
----------------------------------------------------------------------
Balance at beginning of year            $ 3,600    $ 3,100    $ 2,950
Provision charged to operations             813        954        233
Recoveries credited to allowance             35         29         56
----------------------------------------------------------------------
                                          4,448      4,083      3,239
Losses charged to allowance              (1,101)      (483)      (139)
----------------------------------------------------------------------
  Balance at End of Year                $ 3,347    $ 3,600    $ 3,100
======================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,        Book Provision           Tax Deduction
------------------------        --------------           -------------
        2002                        $  813                  $ 1,066
        2001                        $  954                  $   454
        2000                        $  233                  $    52

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $948, $948 and $948 at December 31, 2002, 2001 and 2000,
respectively.

30 Penseco Financial Services Corporation / 2002 Annual Report

6  BANK PREMISES AND EQUIPMENT

December 31,                                2002       2001
-----------------------------------------------------------
Land                                    $  2,919   $  2,919
Buildings and improvements                14,519     14,473
Furniture and equipment                   11,539     11,208
-----------------------------------------------------------
                                          28,977     28,600
Less: Accumulated depreciation            19,057     17,817
-----------------------------------------------------------
  Net Bank Premises and Equipment       $  9,920   $ 10,783
===========================================================

Buildings and improvements are being depreciated over 10 to 50 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,240 in 2002, $1,288 in 2001 and $1,243 in 2000.
     Occupancy expenses were reduced by rental income received in the amount of $63, $61 and $60 in the years ended December 31, 2002, 2001 and 2000, respectively.

7  OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2002 and 2001 was $59 and $143, respectively, supported by appraisals of the real estate involved.

8  LOAN SERVICING

The Company services $27,694 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.
     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $299 at December 31, 2002. The balance of the servicing rights was $227 at December 31,2002, net of amortization.
     The Company recognized an asset of $236 for mortgage servicing rights in 2002. Amortization expense of $9 was recorded for the year ended December 31, 2002.
     There was no allowance for impairment recorded at December 31, 2002.

9 INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:


                                    Equity in
                                    underlying                   Bank's
           Percent         Total    net assets    Amount    proportionate
          of voting     investment  at balance      of      part of loss
Year     stock owned     and loan   sheet date   dividends  for the period
--------------------------------------------------------------------------

2002         100%        $ 3,550     $ 3,535       None        $     -
2001         100%        $ 3,650     $ 3,635       None        $     -
2000         100%        $ 3,750     $ 3,735       None        $     -

10 DEPOSITS

December 31,                                 2002        2001
-------------------------------------------------------------
Demand - Non-interest bearing           $  78,560   $  70,812
Demand - Interest bearing                  31,363      27,498
Savings                                    73,786      67,613
Money markets                              89,462      88,342
Time - Over $100,000                       33,686      37,606
Time - Other                              107,807     114,660
-------------------------------------------------------------
  Total                                 $ 414,664   $ 406,531
=============================================================

Scheduled maturities of time deposits are as follows:

        2002                  $   91,776
        2003                      15,863
        2004                       7,356
        2005                       6,813
        2006                      17,234
        2007 and thereafter        2,451
        --------------------------------
          Total               $  141,493
        ================================

11 OTHER BORROWED FUNDS

At December 31, 2002 and 2001, other borrowed funds consisted of demand notes to the U.S. Treasury, Repurchase agreements and Federal funds purchased.
     Short-term borrowings generally have original maturity dates of thirty days or less.
     Investment securities with amortized costs and fair values of $27,133 and $29,008 at December 31, 2002 and $22,056 and $23,367 at December 31, 2001, were pledged to secure repurchase agreements.

Years Ended December 31,                    2002            2001
----------------------------------------------------------------
Amount outstanding at year end          $ 20,309        $ 18,157
Average interest rate at year end          1.57%           1.81%
Maximum amount outstanding at
  any month end                         $ 24,649        $ 49,313
Average amount outstanding              $ 20,792        $ 32,364
Weighted average interest rate
  during the year:
    Federal funds purchased                 .53%           2.55%
    Repurchase agreements                  1.00%           3.28%
    Demand notes to U.S. Treasury          1.00%           3.67%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,010 and $10,150 at December 31, 2002 and $9,998 and $10,095
at December 31, 2001 and with interest rates of .75% and 1.25% at December 31, 2002 and December 31, 2001, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2002 and 2001, respectively.
     The Company has the availability of a $5,000 overnight Federal funds line of credit with First Union Bank. There was no balance outstanding as of December 31, 2002 and 2001, respectively.
     The Company maintains a collateralized maximum borrowing capacity of $189,060 with the Federal Home Loan Bank of Pittsburgh (FHLB). There was no balance outstanding or assets pledged as of December 31, 2002 (see note 21).

                  Penseco Financial Services Corporation / 2002 Annual Report 31

12 EMPLOYEE BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing Plan, an Employees' Pension Plan, as well as an unfunded supplemental executive pension plan and a Postretirement Life Insurance Plan, all non-contributory, covering all eligible employees.
     Under the Employee Stock Ownership Plan (ESOP), amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.
     At December 31, 2002 and 2001, the ESOP held 88,962 and 85,337 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $140, $140 and $110 to the plan during the years ended December 31, 2002, 2001 and 2000, respectively.
     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company did not contribute to the plan during the years ended December 31, 2002, 2001 and 2000, respectively.
     Under the Pension Plan, amounts computed on an actuarial basis are paid by the Company into a trust fund. Provision is made for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. Plan assets of the trust fund are invested and administered by the Trust Department of Penn Security Bank and Trust Company.
     The unfunded supplemental executive pension plan provides certain officers with additional retirement benefits to replace benefits lost due to limits imposed on qualified plans by Federal tax law.
     The postretirement life insurance plan is an unfunded, non-vesting defined benefit plan. The plan is non-contributory and provides for a reducing level of term life insurance coverage following retirement.
     For the unfunded plans above, amounts calculated on an actuarial basis are recorded as a liability.

In determining the benefit obligation the following assumptions were made:

                            Pension Benefits       Other Benefits
                          --------------------    ----------------
December 31,                  2002       2001        2002    2001
------------------------------------------------------------------
Weighted - average
  assumptions:
    Discount rate         6.25%-6.50%    6.50%      6.25%    6.50%
    Expected return on
      plan assets             9.00%      9.00%          -        -
    Rate of compensation
      increase                4.50%      4.50%      4.50%    4.50%

A reconciliation of the funded status of the plans with amounts reported on the Consolidated Balance Sheets is as follows:

                            Pension Benefits      Other Benefits
                           ------------------    -----------------
December 31,                  2002     2001        2002     2001
------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation,
      beginning             $ 9,059  $ 7,940    $    186   $  167
    Service cost                370      310           5        5
    Interest cost               588      540          15       11
    Amendments                  111        -           -        -
    Actuarial gain (loss)        26      563          51       10
    Benefits paid              (299)    (294)         (7)      (7)
------------------------------------------------------------------
  Benefit obligation,
    ending                    9,855    9,059         250      186
------------------------------------------------------------------
Change in plan assets:
    Fair value of plan
      assets, beginning       8,100    8,247           -        -
    Actual return on plan
      assets                   (219)      86           -        -
    Employer contribution       222       61           -        -
    Benefits paid              (299)    (294)          -        -
------------------------------------------------------------------
  Fair value of plan
    assets, ending            7,804    8,100           -        -
------------------------------------------------------------------
Funded status                (2,051)    (959)       (250)    (186)
Unrecognized net transition
    asset                         -        -           -        -
Unrecognized net actuarial
    loss (gain)               2,845    1,853         (34)     (88)
Unrecognized prior service
    cost                         56      (55)         64       72
------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                    $   850  $   839    $   (220)  $ (202)
==================================================================

A reconciliation of net periodic pension and other benefit costs is as follows:

                                               Pension Benefits
                                              ------------------
Years Ended December 31,                  2002       2001       2000
---------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                        $  370     $  310     $  295
    Interest cost                          588        540        509
    Expected return on plan assets        (726)      (732)      (705)
    Amortization of transition asset         -        (66)       (66)
    Amortization of prior service cost    (104)         -          -
    Amortization of unrecognized
      net (gain) loss                       82          -        (12)
---------------------------------------------------------------------
      Net periodic pension cost         $  210     $   52     $   21
=====================================================================

                                                Other Benefits
                                              ------------------
Years Ended December 31,                  2002       2001       2000
---------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                        $    5     $    5     $    5
    Interest cost                           15         11         11
    Amortization of prior service cost       7          7          8
    Amortization of unrecognized
      net loss                              (1)        (5)        (7)
---------------------------------------------------------------------
      Net periodic other benefit cost   $   26     $   18     $   17
=====================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $98, $98 and $0, respectively at December 31, 2001 and $185, $174 and $0, respectively at December 31, 2001.

32 Penseco Financial Services Corporation / 2002 Annual Report

13 INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,       2002       2001       2000
----------------------------------------------------------
Currently payable           $ 2,161    $ 2,082    $ 1,405
Deferred provision (benefit)     95       (213)      (109)
----------------------------------------------------------
  Total                     $ 2,256    $ 1,869    $ 1,296
==========================================================

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,              2002       2001       2000
-----------------------------------------------------------------
Tax at statutory rate              $ 3,063    $ 2,547    $ 2,053
Reduction for non-taxable interest    (828)      (746)      (748)
Other additions (reductions)            21         68         (9)
-----------------------------------------------------------------
  Applicable Income Taxes          $ 2,256    $ 1,869    $ 1,296
================================================================

The components of the deferred income tax provision (benefit), which result from temporary differences, are as follows:

Years Ended December 31,              2002       2001       2000
-----------------------------------------------------------------
Accretion of discount on bonds     $    53    $    53    $    34
Accelerated depreciation               (36)       (96)       (85)
Supplemental benefit plan                4         (9)        (4)
Allowance for loan losses               86       (180)       (51)
Prepaid pension cost                   (12)        19         (3)
-----------------------------------------------------------------
  Total                            $    95    $  (213)   $  (109)
=================================================================

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                     2002       2001
-----------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                   $   815    $   901
  Depreciation                                    406        370
  Supplemental Benefit Plan                        31         35
-----------------------------------------------------------------
    Total Deferred Tax Assets                   1,252      1,306
=================================================================
Deferred tax liabilities:
  Unrealized securities gains                   1,584      1,340
  Prepaid pension costs                           343        355
  Accretion                                       148        95
-----------------------------------------------------------------
    Total Deferred Tax Liabilities              2,075      1,790
-----------------------------------------------------------------
    Net Deferred Tax (Liabilities) Assets     $  (823)   $  (484)
=================================================================

In management's opinion, the deferred tax assets are realizable in as much as there is a history of strong earnings and a carryback potential greater than the deferred tax assets. Management is not aware of any evidence that would preclude the realization of the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

14 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income of $3,075, $2,602 and $958 at December 31, 2002, 2001 and 2000, respectively consisted entirely of unrealized gains or losses on available-for-sale securities, net of tax.
     A reconciliation of other comprehensive income for the years ended December 31, 2002 and 2001 is as follows:

                                                        Tax
                                         Before-Tax   (Expense)    Net-of-Tax
2002                                       Amount      Benefit       Amount
------------------------------------------------------------------------------
Unrealized gains on
  available-for-sale securities:
    Unrealized gains arising during
      the year                            $ 1,726     $   (587)      $ 1,139
    Less:  Reclassification adjustment
      for gains realized in income          1,009         (343)          666
------------------------------------------------------------------------------
    Net unrealized gains                  $   717     $   (244)      $   473
==============================================================================

2001
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
==============================================================================

15 COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2002 and 2001 are as follows:

                                       2002          2001
---------------------------------------------------------
Commitments to extend credit:
  Fixed rate                       $ 12,273      $ 17,490
  Variable rate                    $ 66,257      $ 45,033

Standby letters of credit          $ 10,586      $  3,311

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

                  Penseco Financial Services Corporation / 2002 Annual Report 33

16 FAIR VALUE DISCLOSURE

GENERAL

Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the estimated fair value of on and off-balance sheet financial instruments.

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


                                             December 31, 2002          December 31, 2001
--------------------------------------------------------------------------------------------
                                           Carrying       Fair        Carrying      Fair
                                            Amount        Value        Amount       Value
--------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                 $  11,120     $  11,120    $  13,026    $  13,026
  Interest bearing balances with banks       10,424        10,424        4,270        4,270
  Federal funds sold                         33,075        33,075            -            -
--------------------------------------------------------------------------------------------
    Cash and cash equivalents                54,619        54,619       17,296       17,296
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities               36,456        36,456       36,069       36,069
      U.S. Agency obligations                50,606        50,606       58,143       58,143
      States & political subdivisions        19,665        19,665            -            -
      Federal Home Loan Bank stock              946           946        1,911        1,911
      Other securities                          410           410          382          382
    Held-to-maturity:
      U.S. Agency obligations                 1,420         1,408        2,377        2,332
      States & political subdivisions        29,629        31,578       29,741       30,285
--------------------------------------------------------------------------------------------
        Total investment securities         139,132       141,069      128,623      129,122
  Loans, net of unearned income:
    Real estate mortgages                   222,914       225,138      255,610      258,864
    Commercial                               30,077        30,077       30,001       30,001
    Consumer and other                       35,865        36,107       38,197       38,551
    Less:  Allowance for loan losses          3,347                      3,600
--------------------------------------------------------------------------------------------
      Loans, net                            285,509       291,322      320,208      327,416
--------------------------------------------------------------------------------------------
      Total Financial Assets                479,260     $ 487,010      466,127    $ 473,834
Other assets                                 17,696                     16,424
--------------------------------------------------------------------------------------------
      Total Assets                        $ 496,956                  $ 482,551
============================================================================================
Financial Liabilities:
  Demand - Non-interest bearing           $  78,560     $  78,560    $  70,812    $  70,812
  Demand - Interest bearing                  31,363        31,363       27,498       27,498
  Savings                                    73,786        73,786       67,613       67,613
  Money markets                              89,462        89,462       88,342       88,342
  Time                                      141,493       144,981      152,266      155,170
--------------------------------------------------------------------------------------------
      Total Deposits                        414,664       418,152      406,531      409,435
  Repurchase agreements                      19,419        19,419       18,140       18,140
  Short-term borrowings                         890           890           17           17
--------------------------------------------------------------------------------------------
      Total Financial Liabilities           434,973     $ 438,461      424,688    $ 427,592
Other Liabilities                             3,008                      3,215
Stockholders' Equity                         58,975                     54,648
--------------------------------------------------------------------------------------------
      Total Liabilities and
      Stockholders' Equity                $ 496,956                  $ 482,551
============================================================================================
Standby Letters of Credit                 $    (106)    $    (106)   $     (33)   $     (33)

34 Penseco Financial Services Corporation / 2002 Annual Report

17 OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $80 in 2002, $81 in 2001 and $81 in 2000. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.
     Future minimum rental commitments under these leases at December 31, 2002 are as follows:

                            Mount   Meadow    ATM
                           Pocono   Avenue   Sites    Total
-----------------------------------------------------------
2003                        $  48   $   19   $  12    $  79
2004                           48       19       4       71
2005                           48       19       4       71
2006                           48       13       -       61
2007                           48        -       -       48
2008 to 2011                  160        -       -      160
-----------------------------------------------------------
  Total minimum
    payments required       $ 400   $   70   $  20    $ 490
===========================================================

18 LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

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

Years Ended December 31,       2002         2001
-------------------------------------------------
Beginning Balance          $  6,664     $  5,959
Additions                       748        2,997
Collections                  (2,929)      (2,292)
-------------------------------------------------
  Ending Balance           $  4,483     $  6,664
=================================================

In addition to the loan amounts shown above, during 2002, the Bank issued a standby letter of credit for the account of a related party in the amount of $6,353.

19 REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.
     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.
     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 2002, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.
     In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's Capital Stock and Surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's Capital Stock and Surplus. The Federal Reserve System has interpreted "Capital Stock and Surplus" to include undivided profits.

                  Penseco Financial Services Corporation / 2002 Annual Report 35

               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

December 31, 2002              Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 59,020  17.99%    > $ 26,250  > 8.0%      > $ 32,813  > 10.0%
                                                  -           -           -           -
Tier I Capital
  (to Risk Weighted Assets)   $ 55,673  16.97%    > $ 13,125  > 4.0%      > $ 19,688  > 6.0%
                                                  -           -           -           -
Tier I Capital
  (to Average Assets)         $ 55,673  11.26%    >        *  >   *       > $ 24,717  > 5.0%
                                                  -           -           -           -

* 3.0%  ($14,830),  4.0%  ($19,774)  or 5.0%  ($24,717)  depending on the bank's
CAMELS Rating and other regulatory risk factors.


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

20 PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,                                      2002         2001
-------------------------------------------------------------------
Cash                                          $      7     $      6
Investment in bank subsidiary                   58,626       54,319
Equity Investments                                 390          362
-------------------------------------------------------------------
Total Assets                                  $ 59,023     $ 54,687
===================================================================
Total Liabilities                             $     48     $     39
Total Stockholders' Equity                      58,975       54,648
-------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $ 59,023     $ 54,687
===================================================================

STATEMENTS OF INCOME

Years Ended December 31,                    2002         2001        2000
-------------------------------------------------------------------------
Dividends from bank subsidiary           $ 2,899      $ 2,892     $ 2,520
Dividends on investment securities             9            5           -
-------------------------------------------------------------------------
  Total Income                             2,908        2,897       2,520
Other non-interest expense                     8            7           -
-------------------------------------------------------------------------
Net income before undistributed
  earnings of bank subsidiary              2,900        2,890       2,520
Undistributed earnings of bank
  subsidiary                               3,853        2,732       2,223
-------------------------------------------------------------------------
Net Income                               $ 6,753      $ 5,622     $ 4,743
=========================================================================

36 Penseco Financial Services Corporation / 2002 Annual Report

STATEMENTS OF CASH FLOWS

Years Ended December 31,                           2002       2001       2000
------------------------------------------------------------------------------
Operating Activities:
Net Income                                      $ 6,753    $ 5,622    $ 4,743
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed net
      income of bank subsidiary                  (3,853)    (2,732)    (2,223)
------------------------------------------------------------------------------
    Net cash provided by operating activities     2,900      2,890      2,520
------------------------------------------------------------------------------
Investing Activities:
Purchase of equity investment                         -       (199)       (50)
------------------------------------------------------------------------------
    Net cash (used) provided by
      investing activities                            -       (199)       (50)
------------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                              (2,899)    (2,685)    (2,470)
------------------------------------------------------------------------------
    Net cash used by financing activities        (2,899)    (2,685)    (2,470)
------------------------------------------------------------------------------
    Net increase in cash and cash equivalents         1          6          -
Cash and cash equivalents at January 1                6          -          -
------------------------------------------------------------------------------
Cash and cash equivalents at December 31        $     7    $     6    $     -
==============================================================================

21 SUBSEQUENT EVENT

Subsequent to the Balance Sheet Date, the Bank purchased a FHLMC (Freddie Mac) pool of new twenty year residential mortgages, with a 5 1/2% coupon and a face value of $100,000. The Bank financed the purchase by borrowing $100,000 from the Federal Home Loan Bank with maturities ranging from 5 to 20 years. Calculations indicate a 100 basis point spread in the 1st year declining to 81 basis points after the 10th year and every year thereafter. These calculated spreads may vary depending on various interest rate scenarios which affect prepayment speeds.
     The investment resulted in increases in Total Assets and Total Liabilities of approximately 20.7% and 22.8% from December 31, 2002, respectively.
     The Bank has estimated that the transaction will result in an increase in net interest income of approximately $800 for the current fiscal year.

                  Penseco Financial Services Corporation / 2002 Annual Report 37

McGrail Merkel Quinn & Associates
Certified Public Accountants & Consultants

                                                               February 5, 2003,
                                                              except for Note 21
                                                            as to which the date
                                                            is February 19, 2003


To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

                          Independent Auditor's Report
                          ----------------------------

     We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and its wholly-owned subsidiary, Penn Security Bank and Trust Company as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                         /s/ McGrail, Merkel, Quinn & Associates


38 Penseco Financial Services Corporation / 2002 Annual Report

ITEM 9  Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
        Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2002.


                                    PART III
                                    --------


ITEM 10 Directors and Executive Officers of the Registrant

The information on Directors of the Company on pages 4, 5 and 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2003, is incorporated herein by reference thereto.

The information on Executive Officers on pages 6 and 7 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2003, is incorporated herein by reference thereto.


ITEM 11 Executive Compensation

The information contained under the heading "Executive Compensation" on page 6 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2003, is incorporated herein by reference thereto.


ITEM 12 Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities & Principal Holders Thereof" on pages 2 and 3 in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2003, is incorporated herein by reference thereto.


ITEM 13 Certain Relationships and Related Transactions

The information contained in Note 18 under Item 8 on page 35 under the heading "General Notes to Financial Statements" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference thereto.


ITEM 14 Controls and Procedures

Based on the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, evaluations of the Company's Disclosure Controls and Procedures as of February 19, 2003 (evaluation date), they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

Based on information available to them, they are not aware of significant deficiencies or material weaknesses in the Company's internal control system.

Based on information available to them, they are not aware of any significant changes made in internal controls or in other factors that could significantly affect those controls subsequent to February 19, 2003 (evaluation date) and prior to the date of their certifications.

Based on information available to them, they are not aware of any fraud that involves management or other employees of the Company.

                  Penseco Financial Services Corporation / 2002 Annual Report 39

                                    PART IV
                                    -------


ITEM 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b) No current report on Form 8-K was filed for the fourth quarter of the fiscal year ended December 31, 2002.

(c)       The exhibits  required to be filed  by this Item are listed under Item
          14. (a) 3, above.

(d) There are no financial statement schedules required to be filed under this item.

40 Penseco Financial Services Corporation / 2002 Annual Report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2003.


By:  /s/ Otto P. Robinson, Jr.
         -------------------------
         Otto P. Robinson, Jr.
         President


By:  /s/ Richard E. Grimm
         -------------------------
         Richard E. Grimm
         Executive Vice-President


By:  /s/ Patrick Scanlon
         -------------------------
         Patrick Scanlon
         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2003.


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
         P. Frank Kozik                             Steven L. Weinberger
         Director                                   Director

                  Penseco Financial Services Corporation / 2002 Annual Report 41

                                 CERTIFICATIONS

I, Otto P. Robinson, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Penseco Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 25, 2003

/s/  OTTO P. ROBINSON JR.
-------------------------
Otto P. Robinson, Jr.
President



I, Patrick Scanlon, certify that:

1. I have reviewed this annual report on Form 10-K of Penseco Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 25, 2003

/s/  PATRICK SCANLON
--------------------
Patrick Scanlon
Controller

42 Penseco Financial Services Corporation / 2002 Annual Report

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

  22              Published report regarding matters submitted to      None
                  vote of security holders

  23              Consents of experts and counsel                      None

  24              Power of attorney                                    None

  99              Additional Exhibits                                  None

                  Penseco Financial Services Corporation / 2002 Annual Report 43

                                Company Officers
                                ----------------

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

Lynn Peters Thiel
Vice-President and Compliance Officer

James Tobin
Vice-President, Charge Card Manager

John H. Warnken
Vice-President, Operations

Robert P. Heim
Director of Internal Audit

Patrick Scanlon
Controller

P. Frank Kozik
Secretary


ASSISTANT VICE-PRESIDENTS

John R. Anderson III
Carl M. Baruffaldi
Denise M. Cebular
Carol Curtis McMullen
  Assistant Trust Officer and Assistant Secretary
Paula M. DePeters
  and Assistant Treasurer
J. Patrick Dietz
Karyn Gaus Vashlishan
Lisa A. Kearney
Eleanor Kruk
Caroline Mickelson
Louis J. Rizzo
Aleta Sebastianelli
  and Assistant Secretary
Jeffrey Solimine
Jennifer S. Wohlgemuth
Linda Wolf
  and Training Officer
Beth S. Wolff
Deborah A. Wright
Mark J. Zakoski

ASSISTANT CASHIERS
Lori A. Dzwieleski
Pamela Edwards
Frank Gardner
Barbara Garofoli
Susan T. Holweg
Susan A. Kopp
Jacqueline Lucke
Kristen A. McGoff
  and Branch Operations Officer
Candace F. Quick
Nereida Santiago
Sharon Thauer

ACCOUNTING OFFICER
Luree M. Waltz

ASSISTANT BRANCH OPERATIONS OFFICERS
Carolyn E. Brown
Robin L. Jenkins

ASSISTANT CHARGE CARD MANAGER
Eileen Yanchak

ASSISTANT CONTROLLER
Susan M. Bray
  and Assistant Treasurer

ASSISTANT DIRECTOR OF INTERNAL AUDIT
Paula A. Ralston Nenish

ASSISTANT STUDENT LOAN OFFICER
Jo Ann M. Bevilaqua

ASSISTANT TRUST OFFICER
Dominick P. Gianuzzi
  and Assistant Secretary

BRANCH OPERATIONS OFFICERS
Patricia A. Bruno
Stephen A. Hoffman

BUSINESS DEVELOPMENT OFFICER
Mary Carol Cicco

COMPUTER OPERATIONS OFFICER
Charles Penn

CREDIT REVIEW OFFICER
Mark M. Bennett
  and Assistant Secretary

DIRECTOR OF CAMPUS BANKING
Douglas R. Duguay

DIRECTOR OF P.C. SYSTEMS
Robert J. Saslo

LOAN ADMINISTRATION OFFICERS
Susan D. Blascak
Carol J. Grunza

LOAN OFFICER
Denise Belton

MERCHANT OFFICER
Jill Ross

OPERATIONS OFFICER
Patricia Pliske

TAX OFFICER
Robert W. McDonald

TRUST OPERATIONS OFFICER
Carol Trezzi

TRUST INVESTMENT OFFICER
Katherine M. Oven

44 Penseco Financial Services Corporation / 2002 Annual Report

                              (INSIDE BACK COVER)

                              Company Board Members
                              ---------------------

PENSECO FINANCIAL SERVICES CORPORATION ANDPENN SECURITY BANK AND TRUST COMPANY

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

PENN SECURITY BANK AND TRUST COMPANY

ADVISORY BOARDS

ABINGTON OFFICE
Carl M. Baruffaldi
James L. Burne, DDS
Keith Eckel
Richard C. Florey
C. Lee Havey, Jr.
Attorney Patrick J. Lavelle
Sandra C. Phillips

EAST SCRANTON OFFICE
Marie W. Allen
J. Conrad Bosley
Judge Carmen Minora
Mark R. Sarno
Beth S. Wolff

EAST STROUDSBURG OFFICE
Denise M. Cebular
Robert J. Dillman, Ph.D.
Attorney Kirby Upright
Jeffrey Weichel

GREEN RIDGE OFFICE
Joseph N. Connor
Everett Jones
George Noone
Howard J. Snowdon
Jeffrey Solimine

MOUNT POCONO OFFICE
Bruce Berry
Francis Cappelloni
Robert C. Hay
David Lansdowne
Karyn Gaus Vashlishan

NORTH POCONO OFFICE
Jacqueline A. Carling
Anthony J. Descipio
George F. Edwards
James A. Forti
Attorney David Z. Smith
Deborah A. Wright

SOUTH SIDE OFFICE
Attorney Zygmunt R. Bialkowski, Jr.
Michael P. Brown
J. Patrick Dietz
Lois Ferrari
Jeffrey J. Leventhal
Ted M. Stampien, DDS

                              www.pennsecurity.com