Form 10-Q
period 2003-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2003-05-15
CIK 1054508

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

                  For the quarterly period ended March 31, 2003

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 25, 2003 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                 March 31, 2003................................................3
                 December 31, 2002.............................................3

               Statements of Income:

                 Three Months Ended March 31, 2003.............................4
                 Three Months Ended March 31, 2002.............................4

               Statements of Cash Flows:

                 Three Months Ended March 31, 2003.............................5
                 Three Months Ended March 31, 2002.............................5

               Notes to Financial Statements...................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......17

     Item 4. Disclosure Controls and Procedures...............................17


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings................................................18

     Item 2. Changes in Securities and Use of Proceeds........................18

     Item 3. Defaults Upon Senior Securities..................................18

     Item 4. Submission of Matters to a Vote of Security Holders..............18

     Item 5. Other Information................................................18

     Item 6. Exhibits and Reports on Form 8-K.................................18

     Certifications...........................................................18

     Signatures...............................................................18

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                  March 31,          December 31,
                                                                    2003                 2002
                                                               ---------------      ---------------
ASSETS
Cash and due from banks                                           $  10,585            $  11,120
Interest bearing balances with banks                                    154               10,424
Federal funds sold                                                        -               33,075
                                                               ---------------      ---------------
  Cash and Cash Equivalents                                          10,739               54,619
Investment securities:
  Available-for-sale, at fair value                                 108,573              108,083
  Held-to-maturity (fair value of $166,576
    and $32,986, respectively)                                      164,573               31,049
                                                               ---------------      ---------------
  Total Investment Securities                                       273,146              139,132
Loans, net of unearned income                                       282,514              288,856
  Less: Allowance for loan losses                                     3,300                3,347
                                                               ---------------      ---------------
  Loans, Net                                                        279,214              285,509
Bank premises and equipment                                           9,735                9,920
Other real estate owned                                                 105                   59
Accrued interest receivable                                           3,722                3,399
Other assets                                                          4,729                4,318
                                                               ---------------      ---------------
  Total Assets                                                    $ 581,390            $ 496,956
                                                               ===============      ===============
LIABILITIES
Deposits:
  Non-interest bearing                                            $  73,858            $  78,560
  Interest bearing                                                  323,902              336,104
                                                               ---------------      ---------------
  Total Deposits                                                    397,760              414,664
Other borrowed funds:
  Repurchase agreements                                              18,312               19,419
  Short-term borrowings                                               2,209                  890
  Long-term borrowings                                              100,000                    -
Accrued interest payable                                              1,100                1,317
Other liabilities                                                     2,334                1,691
                                                               ---------------      ---------------
  Total Liabilities                                                 521,715              437,981
                                                               ---------------      ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                   21                   21
Surplus                                                              10,819               10,819
Retained earnings                                                    45,975               45,060
Accumulated other comprehensive income                                2,860                3,075
                                                               ---------------      ---------------
  Total Stockholders' Equity                                         59,675               58,975
                                                               ---------------      ---------------
  Total Liabilities and Stockholders' Equity                      $ 581,390            $ 496,956
                                                               ===============      ===============

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                         Three Months Ended     Three Months Ended
                                                           March 31, 2003         March 31, 2002
                                                         ------------------     ------------------
INTEREST INCOME
Interest and fees on loans                                    $ 4,209                $ 5,488
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations          1,430                  1,303
  States & political subdivisions                                 636                    443
  Other securities                                                 22                     24
Interest on Federal funds sold                                     52                     12
Interest on balances with banks                                    13                     16
                                                         ------------------     ------------------
  Total Interest Income                                         6,362                  7,286
                                                         ------------------     ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                     256                    397
Interest on other deposits                                      1,167                  1,641
Interest on other borrowed funds                                  253                     75
                                                         ------------------     ------------------
  Total Interest Expense                                        1,676                 2,113
                                                         ------------------     ------------------
  Net Interest Income                                           4,686                 5,173
                                                         ------------------     ------------------
Provision for loan losses                                         239                   179
                                                         ------------------     ------------------
  Net Interest Income After Provision for Loan Losses           4,447                  4,994
                                                         ------------------     ------------------
OTHER INCOME
Trust department income                                           315                    294
Service charges on deposit accounts                               277                    268
Merchant transaction income                                     1,488                  1,690
Other fee income                                                  284                    218
Other operating income                                            382                    214
Realized gains (losses) on securities, net                          -                      -
                                                         ------------------     ------------------
  Total Other Income                                            2,746                  2,684
                                                         ------------------     ------------------
OTHER EXPENSES
Salaries and employee benefits                                  2,202                  2,123
Expense of premises and fixed assets                              691                    667
Merchant transaction expenses                                   1,264                  1,465
Other operating expenses                                        1,112                  1,158
                                                         ------------------     ------------------
  Total Other Expenses                                          5,269                  5,413
                                                         ------------------     ------------------
Income before income taxes                                      1,924                  2,265
                                                         ------------------     ------------------
Applicable income taxes                                           365                    576
                                                         ------------------     ------------------
  Net Income                                                    1,559                  1,689
                                                         ------------------     ------------------
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                           (215)                  (931)
                                                         ------------------     ------------------
  Comprehensive Income                                        $ 1,344                $   758
                                                         ==================     ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                     $  0.73                $  0.79
Cash Dividends Declared Per Common Share                      $  0.30                $  0.30


                     PENSECO FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                   Three Months Ended        Three Months Ended
                                                                                     March 30, 2003            March 30, 2002
                                                                                   ------------------        ------------------
OPERATING ACTIVITIES
Net Income                                                                             $    1,559                $    1,689
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                317                       310
  Provision for loan losses                                                                   239                       179
  Deferred income tax provision (benefit)                                                     175                        84
  Amortization of securities, (net of accretion)                                               83                        35
  Net realized (gains) losses on securities                                                     -                         -
  Loss (gain) on other real estate                                                              -                         -
  (Increase) decrease in interest receivable                                                 (323)                     (213)
  (Increase) decrease in other assets                                                        (411)                     (619)
  Increase (decrease) in income taxes payable                                                 376                       355
  (Decrease) increase in interest payable                                                    (217)                       51
  Increase (decrease) in other liabilities                                                    202                      (116)
                                                                                   ------------------        ------------------
    Net cash provided by operating activities                                               2,000                     1,755
                                                                                   ------------------        ------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                     (5,852)                  (16,455)
  Proceeds from investment securities available-for-sale                                    5,000                     5,000
  Purchase of investment securities to be held-to-maturity                               (133,749)                        -
  Proceeds from repayments of investment securities to be held-to-maturity                    179                       318
  Net loans repaid (originated)                                                             6,010                      (954)
  Proceeds from other real estate                                                               -                        38
  Investment in premises and equipment                                                       (132)                     (123)
                                                                                   ------------------        ------------------
    Net cash (used) provided by investing activities                                     (128,544)                  (12,176)
                                                                                   ------------------        ------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                  (14,013)                   (4,325)
  Net (payments) proceeds on time deposits                                                 (2,891)                    5,435
  Increase (decrease) in federal funds purchased                                                -                         -
  (Decrease) increase in repurchase agreements                                             (1,107)                   (2,225)
  Net increase (decrease) in short-term borrowings                                          1,319                     2,303
  Proceeds from long-term borrowings                                                      100,000                         -
  Cash dividends paid                                                                        (644)                     (644)
                                                                                   ------------------        ------------------
    Net cash provided (used) by financing activities                                       82,664                       544
                                                                                   ------------------        ------------------
    Net (decrease) increase in cash and cash equivalents                                  (43,880)                   (9,877)
Cash and cash equivalents at January 1                                                     54,619                    17,296
                                                                                   ------------------        ------------------
Cash and cash equivalents at March 31                                                  $   10,739                $    7,419
                                                                                   ==================        ==================

The Company paid interest and income taxes of $1,893 and $0 and $2,062 and $433, for the three month periods ended March 31, 2003 and 2002, respectively.

                   Notes to CONSOLIDATED Financial Statements

                      For the Quarter Ended March 31, 2003
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2002, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003 and March 31, 2002, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

NOTE 1 -- Principles of Consolidation

Penseco Financial Services Corporation (Company) is a financial holding company, incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a Pennsylvania state chartered bank.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2002.


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


NOTE 4 -- Investment Securities

Investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity. Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis, which approximates the interest method, over the remaining period to maturity. Mortgage-backed securities are reported at cost, adjusted for amortization of premium and accretion of discounts based on the estimated percentage of principal remaining utilizing prepayment speeds estimated on the purchase date, or actually experienced whichever is greater.

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

The amortized cost and fair value of investment securities at March 31, 2003 and December 31, 2002 are as follows:

                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
March 31, 2003                      Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  30,074     $ 1,153       $   -     $  31,227
U.S. Agency securities              47,665       2,616           -        50,281
States & political subdivisions     20,153         467          37        20,583
--------------------------------------------------------------------------------
  Total Debt Securities             97,892       4,236          37       102,091
Equity securities                    6,346         136           -         6,482
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 104,238     $ 4,372       $  37     $ 108,573
--------------------------------------------------------------------------------


                               Available-for-Sale

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
December 31, 2002                   Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  35,098     $ 1,358       $   -     $  36,456
U.S. Agency securities              47,679       2,927           -        50,606
States & political subdivisions     19,431         361         127        19,665
--------------------------------------------------------------------------------
  Total Debt Securities            102,208       4,646         127       106,727
Equity securities                    1,215         141           -         1,356
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 103,423     $ 4,787       $ 127     $ 108,083
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
March 31, 2003                     Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $ 134,943     $     1       $ 212     $ 134,732
States & political subdivisions     29,630       2,214           -        31,844
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $ 164,573     $ 2,215       $ 212     $ 166,576
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
December 31, 2002                  Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $  1,420      $     8       $ 20      $   1,408
States & political subdivisions     29,629       1,949          -         31,578
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $  31,049     $ 1,957       $ 20      $  32,986
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at March 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2003                         Available-for-Sale        Held-to-Maturity
------------------------------------------------------------------------------------
                                      Amortized     Fair       Amortized     Fair
                                        Cost        Value        Cost        Value
------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities            $  20,078   $  20,366    $       -   $       -
  U.S. Agency securities                 14,900      15,309            -           -
After one year through five years:
  U.S. Treasury securities                9,996      10,861            -           -
  U.S. Agency securities                 32,765      34,972            -           -
After ten years:
  States & political subdivisions        20,153      20,583       29,630      31,844
------------------------------------------------------------------------------------
  Subtotal                               97,892     102,091       29,630      31,844
Mortgage-backed securities                    -           -      134,943     134,732
------------------------------------------------------------------------------------
  Total Debt Securities               $  97,892   $ 102,091    $ 164,573   $ 166,576
------------------------------------------------------------------------------------

NOTE 5 -- Long-Term Debt

During the quarter ended March 31, 2003, the Bank borrowed $100,000 from the Federal Home Loan Bank, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

The loans are secured by a general collateral pledge of the Company.

A summary of the long-term debt at March 31, 2003 is as follows:

Note payable, due in monthly installments of $161,
  including principal and interest at a fixed rate
  of 2.73%, maturing March, 2008.                                      $   9,000

Note payable, due in monthly installments of $253,
  including principal and interest at a fixed rate
  of 3.22%, maturing March, 2010.                                         19,000

Note payable, due in monthly installments of $430,
  including principal and interest at a fixed rate
  of 3.74%, maturing March, 2013.                                         43,000

Note payable, due in monthly installments of $186,
  including principal and interest at a fixed rate
  of 4.69%, maturing March, 2023.                                         29,000
                                                                       ---------

  Total long-term debt                                                 $ 100,000
                                                                       =========

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at March 31, 2003 are as follows:

       March 31,     Principal
      ----------    -----------
            2004     $   8,673
            2005         8,981
            2006         9,301
            2007         9,631
            2008         9,974
      Thereafter        53,440
                    -----------
                     $ 100,000
                    ===========

NOTE 6 -- Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2003, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                      Actual                                Regulatory Requirements
----------------------------------------------    -------------------------------------------

                                                        For Capital              To Be
                                                     Adequacy Purposes     "Well Capitalized"
As of March 31, 2003           Amount   Ratio        Amount      Ratio     Amount      Ratio
---------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 59,756  20.22%    > $ 23,646    > 8.0%  > $ 29,558    > 10.0%
                                                  -             -       -             -

Tier 1 Capital
(to Risk Weighted Assets)     $ 56,456  19.10%    > $ 11,823    > 4.0%  > $ 17,735    >  6.0%
                                                  -             -       -             -

Tier 1 Capital
(to Average Assets)           $ 56,456  11.25%    > $      *    >   *   > $ 25,091    >  5.0%
                                                  -             -       -             -

*3.0% ($15,055), 4.0% ($20,073) or 5.0% ($25,091) depending on the bank's CAMELS
Rating and other regulatory risk factors.

As of December 31, 2002
---------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 59,020  17.99%    > $ 26,250    > 8.0%  > $ 32,813    > 10.0%
                                                  -             -       -             -

Tier 1 Capital
(to Risk Weighted Assets)     $ 55,673  16.97%    > $ 13,125    > 4.0%  > $ 19,688    >  6.0%
                                                  -             -       -             -

Tier 1 Capital
(to Average Assets)           $ 55,673  11.26%    > $      *    >   *   > $ 24,717    >  5.0%
                                                  -             -       -             -

*3.0% ($14,830), 4.0% ($19,774) or 5.0% ($24,717) depending on the bank's CAMELS
Rating and other regulatory risk factors.





PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary, Penn Security Bank and Trust Company, for the three months ended March 31, 2003 and March 31, 2002. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.


Overview of Financial Condition


Penseco Financial Services Corporation reported net income of $1,559 for three months ended March 31, 2003, a decrease of $130 or 7.7% from the $1,689 reported for the extraordinary first quarter of 2002, which had been 55.2% ahead of the 2001 first quarter. The decrease in earnings in the first quarter of 2003 is attributed to lower net interest income, due principally to consumers refinancing higher fixed-rate residential mortgage loans, which were then sold in the secondary market, partially offset by an increase in other income and a decrease in applicable income taxes.

Net Interest Income and Net Interest Margin


Net interest income, the largest contributor to the Company's earnings, is defined as the difference between interest income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits, short-term and long-term borrowings represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income after provision for loan losses decreased $547 or 11.0%, from $4,994 for the first quarter of 2002 to $4,447 in 2003, the net result of a lower net interest margin. This is largely due to the refinancing of fixed-rate loans (subsequently sold into the secondary market) as customers take advantage of interest rates at 40 year lows, somewhat offset by higher securities portfolio income along with decreased interest costs on deposits.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 2003, the net interest margin was 3.91%, decreasing 55 basis points from 4.46% in the same period of 2002; the result of the confluence of interest rates hovering at 40 year lows, mainly due to the sluggish economy and uncertain geopolitical conditions.

Total average earning assets and average interest bearing funds increased in the first quarter of 2003 as compared to 2002. Average earning assets increased $16.1 million or 3.5%, from $463.8 million in 2002 to $479.9 million in 2003 and average interest bearing funds increased $4.3 million, or 1.2%, from $360.4 million to $364.7 million for the same periods. As a percentage of average assets, earning assets increased from 95.4% in the first quarter of 2002 to 95.6% in 2003. Average interest bearing funding sources decreased from 74.2% in 2002 to 72.7% of total funding sources in the first quarter of 2003.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 2003 and 2002; however, the changes in the mix of earning assets were more significant than the change in the composition of funding sources. Average loans as a percentage of average earning assets decreased from 70.4% in 2002 to 60.1% in 2003. Average investment securities increased $38.7 million from 27.4% in 2002 to 34.5% in 2003. Transaction accounts increased $3.3 million from 50.9% in 2002 to 51.2% in 2003 of interest bearing liabilities. Time deposits decreased $16.4 million from 44.0% in 2002 to 38.9% in 2003. Short-term and long-term borrowings, as well as repurchase agreements, increased as a percentage of funding sources from 5.2% in 2002 to 9.8% in 2003.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 16 basis points from 5.66% in the first quarter of 2002 to 5.82% for 2003. Also, average loan yields decreased 90 basis points, from 6.74% in the first three months of 2002 to 5.84% in 2003. The average time deposit costs decreased from 3.88% in 2002 to 2.92% in 2003, and transaction accounts decreased 34 basis points from 1.17% in 2002 to .83% in 2003. This is the primary cause for the decrease in the total cost of funds from 2.34% in 2002 to 1.84% in 2003.

Most significant in the change in net interest income has been from the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were then sold into the secondary market. A gain in the sale of mortgage loans partially offset the decline in net interest income

In order to supplement net interest income, $100,000 in funds were borrowed on March 13,2003 in four separate borrowings amortizing over 5, 7, 10 and 20 year periods. These funds were used to purchase $100,000 worth of a pool of 20 year mortgages guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac). It is anticipated that this transaction will result in an additional $750,000 in net interest income for the balance of the current year with a net margin of 1% for this year, declining to .8% in the tenth year and for every year thereafter. The borrowing was structured so as to fully fund the remaining balance of the mortgage pool even if rates were to increase several hundred basis points.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2003 and March 31, 2002.

--------------------------------------------------------------------------------------------------------------
                                                      March 31, 2003                     March 31, 2002
ASSETS                                         Average    Revenue/    Yield/     Average    Revenue/    Yield/
                                               Balance    Expense     Rate       Balance    Expense     Rate
--------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities                  $  36,447    $   365     4.01%    $  36,603    $   451     4.93%
    U.S. Agency obligations                      50,375        694     5.51%       55,363        832     6.01%
    States & political subdivisions              20,313        226     6.74%        3,972         49     7.48%
    Federal Home Loan Bank stock                  1,982         18     3.63%        1,911         21     4.40%
    Other                                           399          4     4.01%          269          3     1.12%
  Held-to-maturity:
    U.S. Agency obligations - GNMA               10,790        117     4.34%        2,239         20     3.57%
    U.S. Agency obligations - FHLMC              15,849        254     6.41%            -          -        -
    States & political subdivisions              29,629        410     8.39%       29,741        394     8.03%
Loans, net of unearned income:
  Real estate mortgages                         217,084      3,320     6.12%      252,752      4,348     6.88%
  Commercial                                     31,414        377     4.80%       32,342        472     5.84%
  Consumer and other                             39,712        511     5.15%       41,413        668     6.45%
Federal funds sold                               20,514         52     1.01%        2,963         12     1.62%
Interest on balances with banks                   5,406         14     1.04%        4,267         16     1.50%
--------------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income      479,914    $ 6,362     5.30%      463,835    $ 7,286     6.28%
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                           7,972                             7,894
Bank premises and equipment                       9,866                            10,758
Accrued interest receivable                       3,093                             3,454
Other assets                                      4,323                             3,649
Less:  Allowance for loan losses                  3,346                             3,597
--------------------------------------------------------------------------------------------------------------
Total Assets                                  $ 501,822                         $ 485,993
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                     $  26,142    $    43     0.66%    $  26,083    $    42     0.64%
  Savings                                        74,322        136     0.73%       68,777        183     1.06%
  Money markets                                  86,347        209     0.97%       88,619        313     1.41%
  Time - Over $100                               33,961        256     3.02%       40,325        397     3.94%
  Time - Other                                  108,006        779     2.89%      118,032      1,103     3.74%
Federal funds purchased                               -          -        -             -          -        -
Repurchase agreements                            18,712         43     0.92%       17,674         71     1.61%
Short-term borrowings                             1,793          8     1.78%          926          4     1.73%
Long-term borrowings                             15,385        202     5.25%            -          -        -
--------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                        364,668    $ 1,676     1.84%      360,436    $ 2,113     2.34%
--------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                    74,807                            66,728
All other liabilities                             2,853                             3,242
Stockholders' equity                             59,494                            55,587
--------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                        $ 501,822                         $ 485,993
--------------------------------------------------------------------------------------------------------------
Interest Spread                                                        3.46%                             3.94%
--------------------------------------------------------------------------------------------------------------
Net Interest Income                                        $ 4,686                           $ 5,173
--------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                  3.91%                             4.46%
  Return on average assets                                             1.24%                             1.39%
  Return on average equity                                            10.48%                            12.15%
  Average equity to average assets                                    11.86%                            11.44%
  Dividend payout ratio                                               41.10%                            37.97%
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

In the three months ended March 31, 2003, the provision for loan losses was $239, an increase from $179 in the three months ended March 31, 2002. Loans charged-off totaled $287 and recoveries were $1 for the three months ended March 31, 2003. In the same period of 2002, loans charged off were $29.


Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2003 and March 31, 2002, respectively:

                                          March 31,          March 31,
Three Months Ended:                         2003               2002
----------------------------------------------------------------------
Trust department income                    $   315            $   294
Service charges on deposit accounts            277                268
Merchant transaction income                  1,488              1,690
Other fee income                               284                218
Other operating income                         382                214
Realized losses on securities, net               -                  -
----------------------------------------------------------------------
  Total Other Income                       $ 2,746            $ 2,684
----------------------------------------------------------------------


For the first quarter of 2003, total other income increased $62 or 2.3% to $2,746 from $2,684. Trust department income increased $21 or 7.1% due to increased business. Merchant transaction income decreased $202 or 12.0% from the first quarter of 2002 to $1,488 from $1,690, the result of a large university discontinuing acceptance of tuition payments via credit cards, along with customers postponing purchases due to the sluggish economy. Other fee income increased $66 or 30.3%, mostly due to increases in cardholder discounts and fee income on mortgage loans serviced for others. Other operating income grew $168 or 78.5%, which included gains on the sale of new and refinanced fixed-rate residential real estate loans of $265, which was partially offset by a decrease in brokerage income of $85, largely due to the general stock market malaise.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2003 and March 31, 2002, respectively:

                                          March 31,          March 31,
Three Months Ended:                         2003               2002
----------------------------------------------------------------------
Salaries and employee benefits             $ 2,202            $ 2,123
Expense of premises and fixed assets           691                667
Merchant transaction expenses                1,264              1,465
Other operating expenses                     1,112              1,158
----------------------------------------------------------------------
  Total Other Expenses                     $ 5,269            $ 5,413
----------------------------------------------------------------------

Other expenses decreased $144 or 2.7% to $5,269, in the first three months of 2003 as compared to $5,413 in the same period of 2002. Salaries and benefits increased $79 or 3.7% due primarily to increased pension expense. Merchant transaction expenses decreased $201 or 13.7% due to a large university discontinuing acceptance of tuition payments via credit cards, along with consumers postponing purchases due to the sluggish economy. Other operating expenses decreased $46 or 4.0% to $1,112 from $1,158.

Loan Portfolio

Details regarding the Company's loan portfolio:
                                                  March 31,     December 31,
As Of:                                              2003           2002
-----------------------------------------------------------------------------
Real estate - construction and land development   $   3,436        $ 5,031
Real estate mortgages                               206,986        217,883
Commercial                                           32,649         30,077
Credit card and related plans                         2,248          2,320
Installment                                          26,625         27,306
Obligations of states & political subdivisions       10,570          6,239
-----------------------------------------------------------------------------
  Loans, net of unearned income                     282,514        288,856
Less:  Allowance for loan losses                      3,300          3,347
-----------------------------------------------------------------------------
  Loans, net                                      $ 279,214      $ 285,509
-----------------------------------------------------------------------------


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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                March 31,    December 31,    March 31,
As Of:                                            2003           2002          2002
--------------------------------------------------------------------------------------
Non-accrual loans                                $ 1,935       $ 2,245        $ 2,116
Loans past due 90 days or more and accruing:
  Guaranteed student loans                           381           394            335
  Credit card and home equity loans                   22             -              5
--------------------------------------------------------------------------------------
  Total non-performing loans                       2,338         2,639          2,456
Other real estate owned                              105            59            195
--------------------------------------------------------------------------------------
  Total non-performing assets                    $ 2,443       $ 2,698        $ 2,651
--------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,935 and $2,116 at March 31, 2003 and March 31, 2002, respectively. If interest on those loans had been accrued, such income would have been $194 and $166 for the three months ended March 31, 2003 and March 31, 2002, respectively. Interest income on those loans, which is recorded only when received, amounted to $5 and $9 for March 31, 2003 and March 31, 2002, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2003 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At March 31, 2003 and December 31, 2002, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                               March 31,             March 31,
Three Months Ended:                              2003                  2002
------------------------------------------------------------------------------
Balance at beginning of period                  $ 3,347               $ 3,600
Charge-offs:
  Real estate mortgages                               -                    25
  Commercial and all others                         277                     -
  Credit card and related plans                       7                     4
  Installment loans                                   3                     -
------------------------------------------------------------------------------
Total charge-offs                                   287                    29
------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                               -                     -
  Commercial and all others                           -                     -
  Credit card and related plans                       1                     -
  Installment loans                                   -                     -
------------------------------------------------------------------------------
Total recoveries                                      1                     -
------------------------------------------------------------------------------
Net charge-offs (recoveries)                        286                    29
------------------------------------------------------------------------------
Provision charged to operations                     239                   179
------------------------------------------------------------------------------
  Balance at End of Period                      $ 3,300               $ 3,750
------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.099%                0.009
------------------------------------------------------------------------------


Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.2% at March 31, 2003 and March 31, 2002, respectively.

The allowance for loan losses is allocated as follows:

As Of:                          March 31, 2003    December 31, 2002    March 31, 2002
--------------------------------------------------------------------------------------
                                 Amount     %*      Amount     %*        Amount     %*
--------------------------------------------------------------------------------------
Real estate mortgages           $ 1,500   74%      $ 1,600   77%        $ 1,700   77%
Commercial and all others         1,275   15%        1,222   13%          1,525   13%
Credit card and related plans       175    1%          175    1%            175    1%
Personal installment loans          350   10%          350    9%            350    9%
--------------------------------------------------------------------------------------
  Total                         $ 3,300  100%      $ 3,347  100%        $ 3,750  100%
--------------------------------------------------------------------------------------


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


Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. The Bank has issued a standby letter of credit for the account of a related party in the amount of $6,353.


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

The Company's total risk-based capital ratio was 20.22% at March 31, 2003. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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


PART 1.  FINANCIAL INFORMATION,  Item 4--

                       DISCLOSURE CONTROLS AND PROCEDURES

Based on the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, evaluations of the Company's Disclosure Controls and Procedures as of May 13, 2003 (evaluation date), they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

Based on information available to them, they are not aware of significant deficiencies or material weaknesses in the Company's internal control system.

Based on information available to them, they are not aware of any significant changes made in internal controls or in other factors that could significantly affect those controls subsequent to May 13, 2003 (evaluation date) and prior to the date of their certifications.

Based on information available to them, they are not aware of any fraud that involves management or other employees of the Company.

Despite these and other controls and procedures, the Company's two hundred or so employees process over 10 million financial transactions every year. The Company's computer systems consist of some 17 million lines of code used in the processing of this financial information. Financial accounting rules encompass thousands of pages of instructions and contain many confusing and "gray" areas. From time to time honest errors in the entry, processing, or reporting of this information are discovered or a dishonest or disloyal employee surfaces. Fortunately, in the past any such errors or discoveries have not been material and therefore we have never had to restate the Company's financial results. The probability is that we won't in the future, but the possibility does exist and the certifications marked as exhibits 99.1, 99.2, 99.3 and 99.4 are made subject to these contingencies.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

    None.

Item 2 -- Changes in Securities and Use of Proceeds

    None.

Item 3 -- Defaults Upon Senior Securities

    None.

Item 4 -- Submission of Matters to a Vote of Security Holders

    None.

Item 5 -- Other Information

    None.

Item 6 -- Exhibits and Reports on Form 8-K

    a. Exhibits

         99.1 Certification by the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         99.2 Certification by the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         99.3 Certification by the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.4 Certification by the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b. Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 2003.


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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    May 15, 2003



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    May 15, 2003