Form 10-Q
period 2003-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2003-08-14
CIK 1054508

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

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 25, 2003 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION



                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

  Item 1. Financial Statements - Consolidated

              Balance Sheets:

                 June 30, 2003.............................................   3
                 December 31, 2002.........................................   3

              Statements of Income:

                 Three Months Ended June 30, 2003..........................   4
                 Three Months Ended June 30, 2002..........................   4
                 Six Months Ended June 30, 2003............................   5
                 Six Months Ended June 30, 2002............................   5

              Statements of Cash Flows:

                 Six Months Ended June 30, 2003............................   6
                 Six Months Ended June 30, 2002............................   6

              Notes to Financial Statements................................   7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......   21

  Item 4. Disclosure Controls and Procedures...............................   21


Part II -- OTHER INFORMATION

  Item 1. Legal Proceedings................................................   22

  Item 2. Changes in Securities and Use of Proceeds........................   22

  Item 3. Defaults Upon Senior Securities..................................   22

  Item 4. Submission of Matters to a Vote of Security Holders..............   22

  Item 5. Other Information................................................   22

  Item 6. Exhibits and Reports on Form 8-K.................................   22

  Signatures...............................................................   23

  Certifications...........................................................   24

PART I. FINANCIAL INFORMATION,  Item 1--  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                  June 30,           December 31,
                                                                    2003                 2002
                                                               ---------------      ---------------
ASSETS
Cash and due from banks                                           $  11,053            $  11,120
Interest bearing balances with banks                                  6,628               10,424
Federal funds sold                                                   26,000               33,075
                                                               ---------------      ---------------
  Cash and Cash Equivalents                                          43,681               54,619
Investment securities:
  Available-for-sale, at fair value                                 102,778              108,083
  Held-to-maturity (fair value of $164,374
    and $32,986, respectively)                                      160,208               31,049
                                                               ---------------      ---------------
  Total Investment Securities                                       262,986              139,132
Loans, net of unearned income                                       261,982              288,856
  Less: Allowance for loan losses                                     3,500                3,347
                                                               ---------------      ---------------
  Loans, Net                                                        258,482              285,509
Bank premises and equipment                                          10,285                9,920
Other real estate owned                                                 419                   59
Accrued interest receivable                                           3,676                3,399
Other assets                                                          5,254                4,318
                                                               ---------------      ---------------
  Total Assets                                                    $ 584,783            $ 496,956
                                                               ===============      ===============
LIABILITIES
Deposits:
  Non-interest bearing                                            $  73,560            $  78,560
  Interest bearing                                                  330,146              336,104
                                                               ---------------      ---------------
  Total Deposits                                                    403,706              414,664
Other borrowed funds:
  Repurchase agreements                                              18,794               19,419
  Short-term borrowings                                                 887                  890
  Long-term borrowings                                               97,860                    -
Accrued interest payable                                              1,079                1,317
Other liabilities                                                     1,845                1,691
                                                               ---------------      ---------------
  Total Liabilities                                                 524,171              437,981
                                                               ---------------      ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                   21                   21
Surplus                                                              10,819               10,819
Retained earnings                                                    46,915               45,060
Accumulated other comprehensive income                                2,857                3,075
                                                               ---------------      ---------------
  Total Stockholders' Equity                                         60,612               58,975
                                                               ---------------      ---------------
  Total Liabilities and Stockholders' Equity                      $ 584,783            $ 496,956
                                                               ===============      ===============

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                             Three Months Ended         Three Months Ended
                                                                June 30, 2003              June 30, 2002
                                                           ----------------------     ----------------------
INTEREST INCOME
Interest and fees on loans                                        $  3,833                   $  5,326
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations               2,491                      1,244
  States & political subdivisions                                      646                        584
  Other securities                                                      33                         19
Interest on Federal funds sold                                          37                         18
Interest on balances with banks                                         27                         21
                                                           ----------------------     ----------------------
  Total Interest Income                                              7,067                      7,212
                                                           ----------------------     ----------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                          218                        366
Interest on other deposits                                           1,144                      1,669
Interest on other borrowed funds                                       974                         77
                                                           ----------------------     ----------------------
  Total Interest Expense                                             2,336                      2,112
                                                           ----------------------     ----------------------
  Net Interest Income                                                4,731                      5,100
Provision for loan losses                                              216                        240
                                                           ----------------------     ----------------------
  Net Interest Income After Provision for Loan Losses                4,515                      4,860
                                                           ----------------------     ----------------------
OTHER INCOME
Trust department income                                                321                        352
Service charges on deposit accounts                                    288                        284
Merchant transaction income                                            924                        920
Other fee income                                                       311                        239
Other operating income                                                 501                        183
Realized gains (losses) on securities, net                               -                          -
                                                           ----------------------     ----------------------
  Total Other Income                                                 2,345                      1,978
                                                           ----------------------     ----------------------
OTHER EXPENSES
Salaries and employee benefits                                       2,198                      2,217
Expense of premises and fixed assets                                   631                        628
Merchant transaction expenses                                          795                        794
Other operating expenses                                             1,216                      1,173
                                                           ----------------------     ----------------------
  Total Other Expenses                                               4,840                      4,812
                                                           ----------------------     ----------------------
Income before income taxes                                           2,020                      2,026
Applicable income taxes                                                435                        459
                                                           ----------------------     ----------------------
  Net Income                                                         1,585                      1,567
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                  (3)                     1,234
                                                           ----------------------     ----------------------
  Comprehensive Income                                            $  1,582                   $  2,801
                                                           ======================     ======================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                         $   0.73                   $   0.73
Cash Dividends Declared Per Common Share                          $   0.30                   $   0.30


                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                              Six Months Ended           Six Months Ended
                                                                June 30, 2003              June 30, 2002
                                                           ----------------------     ----------------------
INTEREST INCOME
Interest and fees on loans                                        $  8,042                   $ 10,814
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations               3,921                      2,547
  States & political subdivisions                                    1,282                      1,027
  Other securities                                                      55                         43
Interest on Federal funds sold                                          89                         30
Interest on balances with banks                                         40                         37
                                                           ----------------------     ----------------------
  Total Interest Income                                             13,429                     14,498
                                                           ----------------------     ----------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                          474                        763
Interest on other deposits                                           2,311                      3,310
Interest on other borrowed funds                                     1,227                        152
                                                           ----------------------     ----------------------
  Total Interest Expense                                             4,012                      4,225
                                                           ----------------------     ----------------------
  Net Interest Income                                                9,417                     10,273
Provision for loan losses                                              455                        419
                                                           ----------------------     ----------------------
  Net Interest Income After Provision for Loan Losses                8,962                      9,854
                                                           ----------------------     ----------------------
OTHER INCOME
Trust department income                                                636                        646
Service charges on deposit accounts                                    565                        552
Merchant transaction income                                          2,412                      2,610
Other fee income                                                       595                        457
Other operating income                                                 883                        397
Realized gains (losses) on securities, net                               -                          -
                                                           ----------------------        -------------------
  Total Other Income                                                 5,091                      4,662
                                                           ----------------------        -------------------
OTHER EXPENSES
Salaries and employee benefits                                       4,400                      4,340
Expense of premises and fixed assets                                 1,322                      1,295
Merchant transaction expenses                                        2,059                      2,259
Other operating expenses                                             2,328                      2,331
                                                           ----------------------        -------------------
  Total Other Expenses                                              10,109                     10,225
                                                           ----------------------        -------------------
Income before income taxes                                           3,944                      4,291
Applicable income taxes                                                800                      1,035
                                                           ----------------------        -------------------
  Net Income                                                         3,144                      3,256
Other comprehensive income, net of taxes:
   Unrealized securities (losses) gains                               (218)                       303
                                                           ----------------------        -------------------
  Comprehensive Income                                            $  2,926                   $  3,559
                                                           ======================        ===================
Earnings per Common Share
   (Based on 2,148,000 shares outstanding)                        $   1.46                   $   1.52
Cash Dividends Declared Per Common Share                          $   0.60                   $   0.60


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                     Six Months Ended         Six Months Ended
                                                                                        June 30, 2003            June 30, 2002
                                                                                   --------------------     --------------------
OPERATING ACTIVITIES
Net Income                                                                                $   3,144                $   3,256
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  608                      619
  Provision for loan losses                                                                     455                      419
  Deferred income tax (benefit) provision                                                       (35)                     (72)
  Amortization of securities, (net of accretion)                                                317                       86
  Net realized (gains) losses on securities                                                       -                        -
  Loss (gain) on other real estate                                                                6                        -
  (Increase) decrease in interest receivable                                                   (277)                    (202)
  (Increase) decrease in other assets                                                          (936)                    (591)
  Increase (decrease) in income taxes payable                                                    56                       90
  (Decrease) increase in interest payable                                                      (238)                      19
  Increase (decrease) in other liabilities                                                      245                     (403)
                                                                                   --------------------     --------------------
    Net cash provided by operating activities                                                 3,345                    3,221
                                                                                   --------------------     --------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (5,852)                 (20,192)
  Proceeds from investment securities available-for-sale                                     10,756                   10,000
  Purchase of investment securities to be held-to-maturity                                 (133,749)                       -
  Proceeds from repayments of investment securities to be held-to-maturity                    4,344                      588
  Net loans repaid (originated)                                                              26,206                    1,233
  Proceeds from other real estate                                                                 -                      143
  Investment in premises and equipment                                                         (973)                    (186)
                                                                                   --------------------     --------------------
    Net cash (used) provided by investing activities                                        (99,268)                  (8,414)
                                                                                   --------------------     --------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                     (6,787)                   9,440
  Net (payments) proceeds on time deposits                                                   (4,171)                   1,486
  Increase (decrease) in federal funds purchased                                                  -                        -
  (Decrease) increase in repurchase agreements                                                 (625)                   1,215
  Net (decrease) increase in short-term borrowings                                               (3)                     856
  Proceeds from long-term borrowings                                                        100,000                        -
  Repayments of long-term borrowings                                                         (2,140)                       -
  Cash dividends paid                                                                        (1,289)                  (1,289)
                                                                                   --------------------     --------------------
    Net cash provided (used) by financing activities                                         84,985                   11,708
                                                                                   --------------------     --------------------
    Net (decrease) increase in cash and cash equivalents                                    (10,938)                   6,515
Cash and cash equivalents at January 1                                                       54,619                   17,296
                                                                                   --------------------     --------------------
Cash and cash equivalents at June 30                                                      $  43,681                $  23,811
                                                                                   ====================     ====================

The Company paid interest and income taxes of $4,250 and $755 and $4,206 and $1,150, for the six month periods ended June 30, 2003 and 2002, respectively.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2003
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2002, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at June 30, 2003 and December 31, 2002 are as follows:


                               Available-for-Sale

                                               Gross        Gross
                                  Amortized  Unrealized   Unrealized     Fair
June 30, 2003                       Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities          $  30,051  $      991   $        -   $  31,042
U.S. Agency securities               42,652       2,306            -      44,958
States & political subdivisions      20,155         839            -      20,994
--------------------------------------------------------------------------------
  Total Debt Securities              92,858       4,136            -      96,994
Equity securities                     5,590         194            -       5,784
--------------------------------------------------------------------------------
  Total Available-for-Sale        $  98,448  $    4,330   $        -   $ 102,778
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross        Gross
                                  Amortized  Unrealized   Unrealized     Fair
June 30, 2003                       Cost       Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
   Mortgage-backed securities     $ 130,668  $    1,051   $       16   $ 131,703
States & political subdivisions      29,540       3,131            -      32,671
--------------------------------------------------------------------------------
  Total Held-to-Maturity          $ 160,208  $    4,182   $       16   $ 164,374
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2003                                 Available-for-Sale                Held-to-Maturity
----------------------------------------------------------------------------------------------------
                                           Amortized         Fair           Amortized         Fair
                                              Cost           Value             Cost           Value
----------------------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                 $  20,055      $   20,258        $       -      $       -
  U.S. Agency securities                      17,453          17,981                -              -
After one year through five years:
  U.S. Treasury securities                     9,996          10,784                -              -
  U.S. Agency securities                      25,199          26,977                -              -
After ten years:
  States & political subdivisions             20,155          20,994           29,540         32,671
----------------------------------------------------------------------------------------------------
  Subtotal                                    92,858          96,994           29,540         32,671
Mortgage-backed securities                         -               -          130,668        131,703
----------------------------------------------------------------------------------------------------
  Total Debt Securities                    $  92,858      $   96,994        $ 160,208      $ 164,374
----------------------------------------------------------------------------------------------------


NOTE 5 -- Long-Term Debt

During the quarter ended March 31, 2003, the Bank borrowed $100,000 from the Federal Home Loan Bank, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

     The loans are secured by a general collateral pledge of the Company.

     A summary of the long-term debt at June 30, 2003 is as follows:

Note payable, due in monthly installments of $161,
  including principal and interest at a fixed rate
  of 2.73%, maturing March, 2008.                           $  8,579

Note payable, due in monthly installments of $253,
  including  principal and interest at a fixed rate
  of 3.22%, maturing March, 2010.                             18,392

Note payable, due in monthly installments of $430,
  including principal and interest at a fixed rate
  of 3.74%, maturing March, 2013.                             42,109

Note payable, due in monthly installments of $186,
  including principal and interest at a fixed rate
  of 4.69%, maturing March, 2023.                             28,780
                                                            --------

  Total long-term debt                                      $ 97,860
                                                            ========


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at June 30, 2003 are as follows:

        June 30,    Principal
     -----------    ---------
            2004    $  8,749
            2005       9,060
            2006       9,382
            2007       9,716
            2008       9,579
      Thereafter      51,374
                    ---------
                    $ 97,860
                    =========

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2003, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                      Actual                                     Regulatory Requirements
------------------------------------------------     ------------------------------------------------
                                                           For Capital                 To Be
                                                        Adequacy Purposes         "Well Capitalized"
As of June 30, 2003            Amount     Ratio         Amount       Ratio        Amount       Ratio
-----------------------------------------------------------------------------------------------------
Total Capital

(to Risk Weighted Assets)     $ 60,717    19.42%     > $ 25,017    >   8.0%    > $ 31,272    >  10.0%
                                                     -             -           -             -

Tier 1 Capital
(to Risk Weighted Assets)     $ 57,217    18.30%     > $ 12,509    >   4.0%    > $ 18,763    >   6.0%
                                                     -             -           -             -

Tier 1 Capital
(to Average Assets)           $ 57,217    10.51%     > $      *    >     *     > $ 27,208    >   5.0%
                                                     -             -           -             -


*3.0% ($16,325), 4.0% ($21,766) or 5.0% ($27,208) depending on the bank's CAMELS
Rating and other regulatory risk factors.


As of December 31, 2002
-----------------------------------------------------------------------------------------------------
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


PART 1.  FINANCIAL INFORMATION,  Item 2--

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary, Penn Security Bank and Trust Company, for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported net income of $1,585 or $.73 per share for the three months ended June 30, 2003 compared with $1,567 or $.73 per share reported for the three months ended June 30, 2002. This is a result of the Company experiencing declining net interest income due to the sale of all new and refinancing fixed rate mortgages in the secondary market, which was mostly offset by a gain on the sale of these new and refinanced mortgages to the secondary market, along with increases in other fee based income. The second quarter net interest income was aided by the leverage transaction noted below.

The Company reported a decrease in net income of $112 or 3.4% to $3,144 or $1.46 per share for the six months ended June 30, 2003 compared with $3,256 or $1.52 per share reported for the first half of 2002, largely due to the sale of all new and refinanced fixed rate mortgages in the secondary market. The second quarter net interest income was aided by the leverage transaction noted below.

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

Net interest income after provision for loan losses decreased $345 or 7.1% from $4,860 for the three months ended June 30, 2002 to $4,515 in 2003. In addition, earning assets repriced downward 114 basis points due to the refinancing of long-term fixed-rate real estate loans with historical interest rates at 45 year lows, somewhat offset by higher securities portfolio income. Liabilities repriced downward 22 basis points, as shown on the following schedule.

In the three months ended June 30, 2003, the net interest margin was 3.36%, decreasing 99 basis points from 4.35% in the same period of 2002.

Net interest income after provision for loan losses decreased $345 or 7.1% to $4,515 for the three months ended June 30, 2003 compared to $4,860 for the three months ended June 30, 2002. Earnings assets repriced downward 1.14 basis points, largely due to the reduction in out loan portfolio due to the refinancing of residential portfolio mortgage loans with low fixed rates which were then sold in the secondary market with rates at 45 year lows. Offsetting this decrease was increased securities portfolio income and decreased interest costs on deposits.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended June 30, 2003, net interest margin was 3.36% decreasing 99 basis points from 4.35% in the same period of 2002.

Total average earning assets and average interest bearing funds increased in the three months ended June 30, 2003 as compared to 2002. Average earning assets increased $94.6 million or 20.2%, from $468.5 million in 2002 to $563.1 million in 2003 and average interest bearing funds increased $81.9 million, or 22.2%, from $369.3 million to $451.2 million for the same periods. As a percentage of average assets, earning assets increased to 96.0% for the three months ended June 30, 2003 from 94.9% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months of 2003 and 2002. Average loans as a percentage of average earning assets decreased from 68.3% in 2002 to 48.3% in 2003; average investments increased $130.9 million from 29.4% to 47.7%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $11.7 million to $22.3 from $10.6 and also increased as a percentage of average earning assets from 2.3% in 2002 to 4.0% in 2003. Average time deposits decreased $17.4 million or 10.9% from 43.1% in 2002 to 31.4% in 2003. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $100.3 from 5.3% in 2002 to 26.6% in 2003, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 102 basis points from 6.24% in the three months ended June 30, 2002 to 5.22% for 2003. Also, average loan yields decreased 102 basis points, from 6.65% in the three months ended June 30, 2002 to 5.63% in 2003. The average time deposit costs decreased 84 basis points from 3.62% in 2002 to 2.78% in 2003, along with money market accounts decreasing 72 basis points from 1.66% in 2002 to .94% in 2003. These are the primary causes of the decrease in the total cost of funds rate from 2.29% in 2002 to 2.07% in 2003.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold in the secondary market. A gain in the sale of mortgage loans partially offset the decline in net interest income.

In order to supplement net interest income, $100,000 in funds were borrowed on March 13, 2003 in four separate borrowings amortizing over 5, 7, 10 and 20 year periods. These funds were used to purchase $100,000 worth of a pool of 20 year mortgages guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac). The Bank recorded $260 net interest income for the three months ended June 30, 2003. It is anticipated that this transaction will result in an additional $439 in net interest income for the balance of the current year with an estimated net margin of 1% for this year, declining to .8% in the tenth year and for every year thereafter. The borrowing was structured so as to fully fund the remaining balance of the mortgage pool even if rates were to increase several hundred basis points.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2003 and June 30, 2002.

------------------------------------------------------------------------------------------------------------
                                                     June 30, 2003                      June 30, 2002
ASSETS                                       Average    Revenue/   Yield/       Average    Revenue/   Yield/
                                             Balance    Expense     Rate        Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities                $  31,218    $   322    4.13%      $  33,723    $   373    4.42%
    U.S. Agency obligations                    47,767        668    5.59%         55,335        855    6.18%
    States & political subdivisions            19,766        213    6.53%         14,994        188    7.60%
    Federal Home Loan Bank stock                5,554         31    2.23%          2,087         16    3.07%
    Other                                         395          2    2.03%            269          3    1.11%
  Held-to-maturity:
    U.S. Agency obligations - GNMA             31,549        316    4.01%          1,655         16    3.87%
    U.S. Agency obligations - FHLMC           101,956      1,185    4.65%              -          -       -
    States & political subdivisions            30,352        432    8.63%         29,655        397    8.11%
Loans, net of unearned income:
  Real estate mortgages                       201,111      2,957    5.88%        246,176      4,247    6.90%
  Commercial                                   32,028        380    4.75%         34,764        439    5.05%
  Consumer and other                           39,093        497    5.09%         39,239        639    6.51%
Federal funds sold                             12,308         38    1.23%          5,085         18    1.42%
Interest on balances with banks                10,008         26    1.04%          5,553         21    1.51%
------------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income    563,105    $ 7,067    5.02%        468,535    $ 7,212    6.16%
------------------------------------------------------------------------------------------------------------
Cash and due from banks                         8,397                              8,188
Bank premises and equipment                     9,814                             10,288
Accrued interest receivable                     3,424                              3,486
Other assets                                    5,059                              7,235
Less:  Allowance for loan losses                3,298                              3,917
------------------------------------------------------------------------------------------------------------
Total Assets                                $ 586,501                          $ 493,815
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                   $  29,171    $    42    0.58%      $  27,143    $    40    0.59%
  Savings                                      76,154        139    0.73%         72,817        176    0.97%
  Money markets                                84,200        198    0.94%         90,605        377    1.66%
  Time - Over $100                             32,882        218    2.64%         38,101        366    3.84%
  Time - Other                                108,794        765    2.81%        120,996      1,076    3.56%
Federal funds purchased                             -          -       -               -          -       -
Repurchase agreements                          20,864         48    0.92%         19,176         75    1.56%
Short-term borrowings                             222          1    1.80%            486          2    1.65%
Long-term borrowings                           98,904        925    3.74%              -          -       -
------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                      451,191    $ 2,336    2.07%        369,324    $ 2,112    2.29%
------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                  72,282                             66,836
All other liabilities                           2,954                              1,896
Stockholders' equity                           60,074                             55,759
------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                      $ 586,501                          $ 493,815
------------------------------------------------------------------------------------------------------------
Interest Spread                                                     2.95%                              3.87%
------------------------------------------------------------------------------------------------------------
Net Interest Income                                      $ 4,731                            $ 5,100
------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                               3.36%                              4.35%
  Return on average assets                                          1.08%                              1.27%
  Return on average equity                                         10.55%                             11.24%
  Average equity to average assets                                 10.24%                             11.29%
  Dividend payout ratio                                            41.10%                             39.47%
------------------------------------------------------------------------------------------------------------


Net interest income after provision for loan losses decreased $892 or 9.1% from $9,854 for the first half of 2002 to $8,962 in 2003. Earning assets repriced downward 107 basis points, largely due to the reduction in our loan portfolio due to the refinancing of residential portfolio mortgage loans with low fixed rates, which then were sold in the secondary market with rates at 45 year lows. Offsetting this decrease was increased securities portfolio income and decreased interest costs on deposits.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 2003, the net interest margin was 3.61%, decreasing 80 basis points from 4.41% in the same period of 2002.

Total average earning assets and average interest bearing funds increased in the first half of 2003 as compared to 2002. Average earning assets increased $55.3 million or 11.9%, from $466.2 million in 2002 to $521.5 million in 2003 and average interest bearing funds increased $43.0 million, or 11.8%, from $364.9 million to $407.9 million for the same periods. As a percentage of average assets, earning assets increased to 95.8% for the first half of 2003 from 95.2% for the year ago period. Interest bearing liabilities increased to 75.0% from 74.5%, as a percentage of total liabilities and stockholders' equity, compared to the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of 2003 and 2002. Average loans as a percentage of average earning assets decreased from 69.3% in 2002 to 53.7% in 2003; average investments increased from 28.7% to 41.6%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $15.2 million to $24.1 from $8.9 and also increased as a percentage of average earning assets from 1.9% in 2002 to 4.6% in 2003. Average time deposits decreased $16.9 million from 43.5% in 2002 to 34.8% in 2003. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $58.8 from 5.2% in 2002 to 19.1% in 2003, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 73 basis points from 6.19% in the first half of 2002 to 5.46% for 2003. Also, average loan yields decreased 95 basis points, from 6.69% in the first half of 2001 to 5.74% in 2003. The average time deposit costs decreased from 3.71% in 2002 to 2.84% in 2003, along with money market accounts decreasing 59 basis points from 1.54% in 2002 to .95% in 2003. These are the primary determinants of the decrease in the total cost of funds rate from 2.32% in 2002 to 1.97% in 2003.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold in the secondary market. A gain in the sale of mortgage loans partially offset the decline in net interest income.

In order to supplement net interest income, $100,000 in funds were borrowed on March 13, 2003 in four separate borrowings amortizing over 5, 7, 10 and 20 year periods. These funds were used to purchase $100,000 worth of a pool of 20 year mortgages guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac). Also, it was noted for the year to date period, the Bank recorded $311 net interest income as of June 30, 2002. It is anticipated that this transaction will result in an additional $439 in net interest income for the balance of the current year with an estimated net margin of 1% for this year, declining to .8% in the tenth year and for every year thereafter. The borrowing was structured so as to fully fund the remaining balance of the mortgage pool even if rates were to increase several hundred basis points.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2003 and June 30, 2002.

------------------------------------------------------------------------------------------------------------
                                                     June 30, 2003                      June 30, 2002
ASSETS                                       Average    Revenue/   Yield/       Average    Revenue/   Yield/
                                             Balance    Expense     Rate        Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities                $  33,832   $    688    4.07%      $  35,163   $    824    4.69%
    U.S. Agency obligations                    49,071      1,362    5.55%         55,349      1,687    6.10%
    States & political subdivisions            20,039        440    6.65%          9,483        237    7.57%
    Federal Home Loan Bank stock                3,768         49    2.60%          1,999         37    3.70%
    Other                                         397          6    3.02%            269          6    2.23%
  Held-to-maturity:
    U.S. Agency obligations - GNMA             21,170        434    4.10%          1,947         36    3.70%
    U.S. Agency obligations - FHLMC            58,902      1,438    4.88%              -          -       -
    States & political subdivisions            29,990        842    8.51%         29,698        791    8.07%
Loans, net of unearned income:
    Real estate mortgages                     209,097      6,277    6.00%        249,464      8,595    6.89%
    Commercial                                 31,721        757    4.77%         33,553        911    5.43%
    Consumer and other                         39,403      1,007    5.11%         40,326      1,307    6.48%
Federal funds sold                             16,411         89    1.08%          4,024         30    1.49%
Interest on balances with banks                 7,707         40    1.04%          4,910         37    1.51%
------------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income    521,508   $ 13,429    5.15%        466,185   $ 14,498    6.22%
------------------------------------------------------------------------------------------------------------
Cash and due from banks                         8,185                              8,041
Bank premises and equipment                     9,840                             10,523
Accrued interest receivable                     3,259                              3,470
Other assets                                    4,691                              5,442
Less:  Allowance for loan losses                3,322                              3,757
------------------------------------------------------------------------------------------------------------
Total Assets                                $ 544,161                          $ 489,904
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                   $  27,656   $     85    0.61%      $  26,613   $     82    0.62%
  Savings                                      75,238        275    0.73%         70,797        359    1.01%
  Money markets                                85,273        407    0.95%         89,612        690    1.54%
  Time - Over $100                             33,422        474    2.83%         39,213        763    3.89%
  Time - Other                                108,400      1,544    2.85%        119,514      2,179    3.65%
Federal funds purchased                             -          -       -               -          -       -
Repurchase agreements                          19,788         91    0.92%         18,425        146    1.58%
Short-term borrowings                           1,008          9    1.79%            706          6    1.70%
Long-term borrowings                           57,144      1,127    3.94%              -          -       -
------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                      407,929   $  4,012    1.97%        364,880    $ 4,225    2.32%
------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                  73,545                             66,782
All other liabilities                           2,903                              2,569
Stockholders' equity                           59,784                             55,673
------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                      $ 544,161                          $ 489,904
------------------------------------------------------------------------------------------------------------
Interest Spread                                                     3.18%                              3.90%
------------------------------------------------------------------------------------------------------------
Net Interest Income                                     $  9,417                         $ 10,273
------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                               3.61%                              4.41%
  Return on average assets                                          1.16%                              1.33%
  Return on average equity                                         10.52%                             11.70%
  Average equity to average assets                                 10.99%                             11.36%
  Dividend payout ratio                                            41.10%                             39.47%
------------------------------------------------------------------------------------------------------------

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

For the three months ended June 30, 2003, the provision for loan losses decreased to $216 from $240 in the three months ended June 30, 2002. Loans charged off totaled $18 and recoveries were $2 for the three months ended June 30, 2003. In the same period of 2002, loans charged off were $60 and recoveries were $20.

In the first half of 2003, the provision for loan losses was $455, an increase from $419 in the first six months of 2002. Loans charged-off totaled $305 and recoveries were $3 for the six months ended June 30, 2003. In the same period of 2002, loans charged off were $89, offset by recoveries of $20. At June 30, 2003, the allowance for loan losses was set at $3,500 or 1.34% of loans based upon the Bank's analysis methodology and as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2003 and June 30, 2002, respectively:

                                             June 30,           June 30,
Three Months Ended:                            2003               2002
------------------------------------------------------------------------
Trust department income                      $    321           $    352
Service charges on deposit accounts               288                284
Merchant transaction income                       924                920
Other fee income                                  311                239
Other operating income                            501                183
Realized losses on securities, net                  -                  -
------------------------------------------------------------------------
  Total Other Income                         $  2,345              1,978
------------------------------------------------------------------------

Other income increased $367 or 18.6% to $2,345 from $1,978 for the three months ended June 30, 2002. Trust department income decreased $31 or 8.8% due to lower market valuations. Other fee income increased $72 or 30.1%, mostly due to fee income on mortgage loans serviced for others. Other operating income grew $318 or 173.8%, which included gains on the sale of new and refinanced fixed-rate residential real estate loans of $388, which was partially offset by a decrease in brokerage income of $71, largely due to the investor malaise and general stock market decline and low interest rates.

The following table sets forth information by category of other income for the Company for six months ended June 30, 2003 and June 30, 2002, respectively:

                                             June 30,           June 30,
Six Months Ended:                              2003               2002
------------------------------------------------------------------------
Trust department income                      $    636           $    646
Service charges on deposit accounts               565                552
Merchant transaction income                     2,412              2,610
Other fee income                                  595                457
Other operating income                            883                397
Realized losses on securities, net                  -                  -
------------------------------------------------------------------------
    Total Other Income                       $  5,091           $  4,662
------------------------------------------------------------------------

Other income increased $429 or 9.2% to $5,091 from $4,662 during the first half of 2003. Contributions came from an increase in other fee income of $138 or 30.2% to $595 from $457 partly from $60 in other service charge commissions and fees, as well as $73 in fees earned on mortgage loans serviced for others. Other operating income increased $486 or 122.4% to $883 from $397 mainly due to gains on the sale of new low fixed-rate residential real estate loans of $642, which was partially offset by a decrease in brokerage income of $155, largely due to the general investor malaise. Also, merchant transaction income decreased $198 or 7.6%, mostly the result of a large university discontinuing the credit card payment of tuition.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2003  and  June  30,  2002,
respectively:

                                             June 30,           June 30,
Three Months Ended:                            2003               2002
------------------------------------------------------------------------
Salaries and employee benefits               $  2,198           $  2,217
Expense of premises and fixed assets              631                628
Merchant transaction expenses                     795                794
Other operating expenses                        1,216              1,173
------------------------------------------------------------------------
  Total Other Expenses                       $  4,840           $  4,812
------------------------------------------------------------------------

Other expenses increased $28 or .5% to $4,840 in the first three months of 2003 as compared to $4,812 in the same period of 2002. Salaries and benefits decreased $19 or .5% due management's diligence on controlling personnel costs offset by an increase of $43 or 43.9% in pension costs. Other operating expenses increased $43 or 3.7% to $1,216 from $1,173 mainly from miscellaneous increased operating expenses.

The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2003 and June 30, 2002, respectively:

                                             June 30,           June 30,
Six Months Ended:                              2003               2002
------------------------------------------------------------------------
Salaries and employee benefits               $  4,400           $  4,340
Expense of premises and fixed assets            1,322              1,295
Merchant transaction expenses                   2,059              2,259
Other operating expenses                        2,328              2,331
------------------------------------------------------------------------
  Total Other Expenses                       $ 10,109           $ 10,225
------------------------------------------------------------------------

Other expenses decreased $116 or 1.1% to $10,109 from $10,225 during the first half of 2003. Salaries and employee benefits increased only $60 or 1.4%, despite increased pension costs of $120. Merchant expenses decreased $200 or 8.9%, largely due to lower transaction volume mostly the result of a large university discontinuing the credit card payment of tuition. Applicable income taxes decreased $235 due to increased tax-free income from our securities portfolio along with lower taxable income.

Loan Portfolio

Details regarding the Company's loan portfolio:

                                                   June 30,         December 31,
As Of:                                                2003              2002
--------------------------------------------------------------------------------
Real estate - construction
  and land development                            $   3,464           $   5,031
Real estate mortgages                               188,580             217,883
Commercial                                           31,121              30,077
Credit card and related plans                         2,242               2,320
Installment                                          26,069              27,306
Obligations of states & political subdivisions       10,506               6,239
--------------------------------------------------------------------------------
  Loans, net of unearned income                     261,982             288,856
Less:  Allowance for loan losses                      3,500               3,347
--------------------------------------------------------------------------------
  Loans, net                                      $ 258,482           $ 285,509
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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                   June 30,    December 31,    June 30,
As Of:                                               2003          2002          2002
---------------------------------------------------------------------------------------
Non-accrual loans                                  $ 1,638       $ 2,245       $ 2,104
Loans past due 90 days or more and accruing:
  Guaranteed student loans                             247           394           301
  Credit card and home equity loans                     20             -             3
---------------------------------------------------------------------------------------
  Total non-performing loans                         1,905         2,639         2,408
Other real estate owned                                419            59             -
---------------------------------------------------------------------------------------
  Total non-performing assets                     $  2,324         2,698         2,408
---------------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,638 and $2,104 at June 30, 2003 and June 30, 2002, respectively. If interest on those loans had been accrued, such income would have been $178 and $195 for the six months ended June 30, 2003 and June 30, 2002, respectively. Interest income on those loans, which is recorded only when received, amounted to $15 and $17 for June 30, 2003 and June 30, 2002, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2003 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At June 30, 2003 and December 31, 2002, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                              June 30,               June 30,
Three Months Ended:                             2003                   2002
-----------------------------------------------------------------------------
Balance at beginning of period                 $ 3,300                $ 3,750
Charge-offs:
  Real estate mortgages                              5                     29
  Commercial and all others                          -                     23
  Credit card and related plans                     13                      7
  Installment loans                                  -                      1
-----------------------------------------------------------------------------
Total charge-offs                                   18                     60
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              -                     19
  Commercial and all others                          -                      -
  Credit card and related plans                      1                      -
  Installment loans                                  1                      1
-----------------------------------------------------------------------------
Total recoveries                                     2                     20
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                        16                     40
-----------------------------------------------------------------------------
Provision charged to operations                    216                    240
-----------------------------------------------------------------------------
  Balance at End of Period                     $ 3,500                $ 3,950
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                    0.006%                 0.012%
-----------------------------------------------------------------------------


                                              June 30,               June 30,
Six Months Ended:                               2003                   2002
-----------------------------------------------------------------------------
Balance at beginning of period                 $ 3,347                $ 3,600
Charge-offs:
  Real estate mortgages                              6                     54
  Commercial and all others                        276                     23
  Credit card and related plans                     20                     11
  Installment loans                                  3                      1
-----------------------------------------------------------------------------
Total charge-offs                                  305                     89
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              -                     19
  Commercial and all others                          -                      -
  Credit card and related plans                      2                      -
  Installment loans                                  1                      1
-----------------------------------------------------------------------------
Total recoveries                                     3                     20
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                       302                     69
-----------------------------------------------------------------------------
Provision charged to operations                    455                    419
-----------------------------------------------------------------------------
  Balance at End of Period                     $ 3,500                $ 3,950
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                    0.108%                 0.021%
-----------------------------------------------------------------------------

Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.34% at June 30, 2003 and 1.22% at June 30, 2002.

The allowance for loan losses is allocated as follows:

As Of:                         June 30, 2003    December 31, 2002 June 30, 2002
--------------------------------------------------------------------------------
                               Amount      %*    Amount      %*   Amount      %*
--------------------------------------------------------------------------------
Real estate mortgages          $ 1,500   73%     $ 1,600   77%    $ 1,800   77%
Commercial and all others        1,475   16%       1,222   13%      1,625   13%
Credit card and related plans      175    1%         175    1%        175    1%
Personal installment loans         350   10%         350    9%        350    9%
--------------------------------------------------------------------------------
  Total                        $ 3,500  100%     $ 3,347  100%    $ 3,950  100%
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

The Company's total risk-based capital ratio was 19.42% at June 30, 2003. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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



PART 1.  FINANCIAL INFORMATION,  Item 4--

                       DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of June 30, 2003, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

Based on information available to them, they are not aware of significant deficiencies or material weaknesses in the Company's internal control system.

Based on information available to them, they are not aware of any changes made in internal controls or in other factors during the reporting period that could materially affect or is reasonably likely to materially affect the Company's internal controls over financial reporting.

Based on information available to them, they are not aware of any fraud that involves management or other employees of the Company.

Despite these and other controls and procedures, the Company's two hundred or so employees process over 10 million financial transactions every year. The Company's computer systems consist of some 17 million lines of code used in the processing of this financial information. Financial accounting rules encompass thousands of pages of instructions and contain many confusing and "gray" areas. From time to time honest errors in the entry, processing, or reporting of this information are discovered or a dishonest or disloyal employee surfaces. Fortunately, in the past any such errors or discoveries have not been material and therefore we have never had to restate the Company's financial results. The probability is that we won't in the future, but the possibility does exist and the certifications marked as exhibits 31 and 32 are made subject to these contingencies.

PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

    None.


Item 2 -- Changes in Securities and Use of Proceeds

    None.


Item 3 -- Defaults Upon Senior Securities

    None.


Item 4 -- Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of Penseco Financial Services Corporation was held on May 6, 2003.

    The results of the items submitted for a vote are as follows:

    The following three Directors, whose term will expire in 2007, were elected:

                            number of votes        number of votes         number of
                           cast for director    cast against director    votes not cast
                           -----------------    ---------------------    --------------

    Edwin J. Butler            1,998,567               64,615                84,818
    P. Frank Kozik             1,955,738              107,444                84,818
    Steven L. Weinberger       2,013,575               49,607                84,818


Item 5 -- Other Information

    None.


Item 6 -- Exhibits and Reports on Form 8-K


    a.  Exhibits

           31    Certifications required under Section 302 of the Sarbanes-Oxley
                   Act of 2002

           32    Certifications required under Section 906 of the Sarbanes-Oxley
                   Act of 2002

    b.  Reports on Form 8-K

        No reports on Form 8-K were filed in the quarter ended June 30, 2003.

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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    August 7, 2003



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    August 7, 2003