Form 10-Q
period 2003-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2003-11-14
CIK 1054508

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

                For the quarterly period ended September 30, 2003

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). | |

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 24, 2003 was 2,148,000.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                Balance Sheets:

                   September 30, 2003..........................................3
                   December 31, 2002...........................................3

                Statements of Income:

                   Three Months Ended September 30, 2003.......................4
                   Three Months Ended September 30, 2002.......................4
                   Nine Months Ended September 30, 2003........................5
                   Nine Months Ended September 30, 2002........................5

                Statements of Cash Flows:

                   Nine Months Ended September 30, 2003........................6
                   Nine Months Ended September 30, 2002........................6

                Notes to Financial Statements..................................7

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......22

     Item 4. Disclosure Controls and Procedures...............................23


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings................................................23

     Item 2. Changes in Securities and Use of Proceeds........................23

     Item 3. Defaults Upon Senior Securities..................................23

     Item 4. Submission of Matters to a Vote of Security Holders..............23

     Item 5. Other Information................................................23

     Item 6. Exhibits and Reports on Form 8-K.................................23

     Signatures...............................................................24

     Certifications...........................................................25

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                                September 30,             December 31,
                                                                     2003                     2002
                                                               ---------------           ---------------
ASSETS

Cash and due from banks                                           $   8,501                 $  11,120
Interest bearing balances with banks                                 18,877                    10,424
Federal funds sold                                                   75,000                    33,075
                                                               ---------------           ---------------
  Cash and Cash Equivalents                                         102,378                    54,619
Investment securities:
  Available-for-sale, at fair value                                 121,867                   108,083
  Held-to-maturity (fair value of $119,874
    and $32,986, respectively)                                      117,520                    31,049
                                                               ---------------           ---------------
  Total Investment Securities                                       239,387                   139,132
Loans, net of unearned income                                       241,313                   288,856
  Less: Allowance for loan losses                                     3,500                     3,347
                                                               ---------------           ---------------
  Loans, Net                                                        237,813                   285,509
Bank premises and equipment                                          10,093                     9,920
Other real estate owned                                                 278                        59
Accrued interest receivable                                           3,074                     3,399
Other assets                                                          4,021                     4,318
                                                               ---------------           ---------------
  Total Assets                                                    $ 597,044                 $ 496,956
                                                               ===============           ===============
LIABILITIES

Deposits:
  Non-interest bearing                                            $  83,240                 $  78,560
  Interest bearing                                                  329,227                   336,104
                                                               ---------------           ---------------
  Total Deposits                                                    412,467                   414,664
Other borrowed funds:
  Repurchase agreements                                              25,194                    19,419
  Short-term borrowings                                                 228                       890
  Long-term borrowings                                               95,701                         -
Accrued interest payable                                                993                     1,317
Other liabilities                                                     1,500                     1,691
                                                               ---------------           ---------------
  Total Liabilities                                                 536,083                   437,981
                                                               ---------------           ---------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                   21                        21
Surplus                                                              10,819                    10,819
Retained earnings                                                    47,874                    45,060
Accumulated other comprehensive income                                2,247                     3,075
                                                               ---------------           ---------------
  Total Stockholders' Equity                                         60,961                    58,975
                                                               ---------------           ---------------
  Total Liabilities and Stockholders' Equity                      $ 597,044                 $ 496,956
                                                               ===============           ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                Three Months Ended        Three Months Ended
                                                                September 30, 2003        September 30, 2002
                                                               --------------------      --------------------
INTEREST INCOME

Interest and fees on loans                                           $  3,401                  $  5,107
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  2,141                     1,256
  States & political subdivisions                                         645                       503
  Other securities                                                         33                        18
Interest on Federal funds sold                                            147                        64
Interest on balances with banks                                            28                        33
                                                               --------------------      --------------------
  Total Interest Income                                                 6,395                     6,981
                                                               --------------------      --------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                             202                       346
Interest on other deposits                                                975                     1,634
Interest on other borrowed funds                                          972                        74
                                                               --------------------      --------------------
  Total Interest Expense                                                2,149                     2,054
                                                               --------------------      --------------------
  Net Interest Income                                                   4,246                     4,927

Provision for loan losses                                                   1                       152
                                                               --------------------      --------------------
  Net Interest Income After Provision for Loan Losses                   4,245                     4,775
                                                               --------------------      --------------------
OTHER INCOME

Trust department income                                                   345                       333
Service charges on deposit accounts                                       283                       287
Merchant transaction income                                             1,729                     1,820
Other fee income                                                          328                       262
Other operating income                                                    549                       231
Realized gains (losses) on securities, net                                  -                       359
                                                               --------------------      --------------------
  Total Other Income                                                    3,234                     3,292
                                                               --------------------      --------------------
OTHER EXPENSES

Salaries and employee benefits                                          2,219                     2,271
Expense of premises and fixed assets                                      607                       650
Merchant transaction expenses                                           1,378                     1,526
Other operating expenses                                                1,218                     1,149
                                                               --------------------      --------------------
  Total Other Expenses                                                  5,422                     5,596
                                                               --------------------      --------------------
Income before income taxes                                              2,057                     2,471
Applicable income taxes                                                   454                       632
                                                               --------------------      --------------------
  Net Income                                                            1,603                     1,839
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                   (610)                    1,080
                                                               --------------------      --------------------
  Comprehensive Income                                               $    993                  $  2,919
                                                               ====================      ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                            $   0.75                  $   0.85
Cash Dividends Declared Per Common Share                             $   0.30                  $   0.30


                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Nine Months Ended         Nine Months Ended
                                                                September 30, 2003        September 30, 2002
                                                               --------------------      --------------------
INTEREST INCOME

Interest and fees on loans                                           $ 11,443                  $ 15,921
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                  6,062                     3,803
  States & political subdivisions                                       1,927                     1,530
  Other securities                                                         88                        61
Interest on Federal funds sold                                            236                        94
Interest on balances with banks                                            68                        70
                                                               --------------------      --------------------
  Total Interest Income                                                19,824                    21,479
                                                               --------------------      --------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                             676                     1,109
Interest on other deposits                                              3,286                     4,944
Interest on other borrowed funds                                        2,199                       226
                                                               --------------------      --------------------
  Total Interest Expense                                                6,161                     6,279
                                                               --------------------      --------------------
  Net Interest Income                                                  13,663                    15,200
Provision for loan losses                                                 456                       571
                                                               --------------------      --------------------
  Net Interest Income After Provision for Loan Losses                  13,207                    14,629
                                                               --------------------      --------------------
OTHER INCOME

Trust department income                                                   981                       979
Service charges on deposit accounts                                       848                       839
Merchant transaction income                                             4,141                     4,430
Other fee income                                                          923                       719
Other operating income                                                  1,432                       628
Realized gains (losses) on securities, net                                  -                       359
                                                               --------------------      --------------------
  Total Other Income                                                    8,325                     7,954
                                                               --------------------      --------------------
OTHER EXPENSES

Salaries and employee benefits                                          6,619                     6,611
Expense of premises and fixed assets                                    1,929                     1,945
Merchant transaction expenses                                           3,437                     3,785
Other operating expenses                                                3,546                     3,480
                                                               --------------------      --------------------
  Total Other Expenses                                                 15,531                    15,821
                                                               --------------------      --------------------
Income before income taxes                                              6,001                     6,762
Applicable income taxes                                                 1,254                     1,667
                                                               --------------------      --------------------
  Net Income                                                            4,747                     5,095
Other comprehensive income, net of taxes:
   Unrealized securities (losses) gains                                  (828)                    1,383
                                                               --------------------      --------------------
  Comprehensive Income                                               $  3,919                  $  6,478
                                                               ====================      ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                            $   2.21                  $   2.37
Cash Dividends Declared Per Common Share                             $   0.90                  $   0.90


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                      Nine Months Ended     Nine Months Ended
                                                                                     September 30, 2003    September 30, 2002
                                                                                     ------------------    ------------------
OPERATING ACTIVITIES

Net Income                                                                               $    4,747            $    5,095
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  891                   928
  Provision for loan losses                                                                     456                   571
  Deferred income tax provision (benefit)                                                        20                   (57)
  Amortization of securities, (net of accretion)                                                694                   149
  Net realized losses (gains) on securities                                                       -                  (359)
  Loss (gain) on other real estate                                                               13                     -
  Decrease (increase) in interest receivable                                                    325                   168
  Decrease (increase) in other assets                                                           297                (1,434)
  Increase (decrease) in income taxes payable                                                    55                  (107)
  (Decrease) increase in interest payable                                                      (324)                 (252)
  Increase (decrease) in other liabilities                                                      160                   575
                                                                                     ------------------    ------------------
    Net cash provided by operating activities                                                 7,334                 5,277
                                                                                     ------------------    ------------------
INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                      (37,383)              (25,396)
  Proceeds from investment securities available-for-sale                                     22,142                15,570
  Purchase of investment securities to be held-to-maturity                                 (103,031)                    -
  Proceeds from repayments of investment securities to be held-to-maturity                   16,069                   767
  Net loans repaid (originated)                                                              46,865                12,880
  Proceeds from other real estate                                                               143                   283
  Investment in premises and equipment                                                       (1,064)                 (292)
                                                                                     ------------------    ------------------
    Net cash (used) provided by investing activities                                        (56,259)                3,812
                                                                                     ------------------    ------------------
FINANCING ACTIVITIES

  Net increase (decrease) in demand and savings deposits                                      8,729                17,243
  Net (payments) proceeds on time deposits                                                  (10,926)               (5,926)
  Increase (decrease) in federal funds purchased                                                  -                     -
  Increase (decrease) in repurchase agreements                                                5,775                 5,469
  Net (decrease) increase in short-term borrowings                                             (662)                  872
  Proceeds from long-term borrowings                                                        100,000                     -
  Repayments of long-term borrowings                                                         (4,299)                    -
  Cash dividends paid                                                                        (1,933)               (1,933)
                                                                                     ------------------    ------------------
    Net cash provided (used) by financing activities                                         96,684                15,725
                                                                                     ------------------    ------------------
    Net increase (decrease) in cash and cash equivalents                                     47,759                24,814
Cash and cash equivalents at January 1                                                       54,619                17,296
                                                                                     ------------------    ------------------
Cash and cash equivalents at September 30                                                $  102,378            $   42,110
                                                                                     ==================    ==================


The Company paid interest and income taxes of $6,485 and $1,518 and $6,531 and $1,532, for the nine month periods ended September 30, 2003 and 2002, respectively.

                   Notes to CONSOLIDATED Financial Statements
                    For the Quarter Ended September 30, 2003

                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2002, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended
September 30, 2003 and September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at September 30, 2003 and December 31, 2002 are as follows:


                               Available-for-Sale

                                                Gross       Gross
                                 Amortized   Unrealized   Unrealized     Fair
September 30, 2003                  Cost        Gains       Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities         $  25,028     $   744      $   -     $  25,772
U.S. Agency securities              40,639       1,770          -        42,409
U.S. Agency Obligations:
  Mortgage-backed securities        26,236         154          -        26,390
States & political subdivisions     20,156         507         18        20,645
--------------------------------------------------------------------------------
  Total Debt Securities            112,059       3,175         18       115,216
Equity securities                    6,403         248          -         6,651
--------------------------------------------------------------------------------
  Total Available-for-Sale       $ 118,462     $ 3,423      $  18     $ 121,867
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                                Gross       Gross
                                 Amortized   Unrealized   Unrealized     Fair
September 30, 2003                  Cost        Gains       Losses       Value
--------------------------------------------------------------------------------
U.S. Agency Obligations:
  Mortgage-backed securities     $  87,979     $    19      $ 121     $  87,877
States & political subdivisions     29,541       2,456          -        31,997
--------------------------------------------------------------------------------
  Total Held-to-Maturity         $ 117,520     $ 2,475      $ 121     $ 119,874
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
--------------------------------------------------------------------------------

The Company purchased, on February 27, 2003, a 30 year, $30 million FNMA, adjustable rate mortgage-backed security. At September 30, 2003, the Company transferred, to the "Available-for-Sale" category, the net carrying value of $26,236. At the date of transfer the unrealized gain on the security was $154. The security had been classified in prior interim reports as "Held-to-Maturity", although it was intended, at purchase, to be classified as "Available-for-Sale". The unrealized (loss)/gain not previously reported on this security was $(70) at March 31, 2003 and $427 at June 30, 2003, which amounts were immaterial to those interim presentations.

The amortized cost and fair value of debt securities at September 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2003                          Available-for-Sale         Held-to-Maturity
-----------------------------------------------------------------------------------------
                                          Amortized     Fair        Amortized     Fair
                                             Cost       Value          Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $  20,031   $  20,333     $       -   $       -
  U.S. Agency securities                     25,613      26,129             -           -
After one year through five years:
  U.S. Treasury securities                    4,997       5,439             -           -
  U.S. Agency securities                     15,026      16,280             -           -
After ten years:
  States & political subdivisions            20,156      20,645        29,541      31,997
-----------------------------------------------------------------------------------------
  Subtotal                                   85,823      88,826        29,541      31,997
Mortgage-backed securities                   26,236      26,390        87,979      87,877
-----------------------------------------------------------------------------------------
  Total Debt Securities                   $ 112,059   $ 115,216     $ 117,520   $ 119,874
-----------------------------------------------------------------------------------------


NOTE 5 -- Long-Term Debt

During the quarter ended March 31, 2003, the Bank borrowed $100,000 from the Federal Home Loan Bank, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

   The loans are secured by a general collateral pledge of the Company.

   A summary of the long-term debt at September 30, 2003 is as follows:

Note payable, due in monthly installments of $161, including principal
  and interest at a fixed rate of 2.73%, maturing March, 2008.          $  8,154

Note payable, due in monthly installments of $253, including principal
  and interest at a fixed rate of 3.22%, maturing March, 2010.            17,780

Note payable, due in monthly installments of $430, including principal
  and interest at a fixed rate of 3.74%, maturing March, 2013.            41,210

Note payable, due in monthly installments of $186, including principal
  and interest at a fixed rate of 4.69%, maturing March, 2023.            28,557
                                                                        --------

     Total long-term debt                                               $ 95,701
                                                                        ========


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at September 30, 2003 are as follows:

                             September 30,   Principal
                             -------------   ---------
                                      2004   $  8,826
                                      2005      9,139
                                      2006      9,464
                                      2007      9,801
                                      2008      9,181
                                Thereafter     49,290
                                             ---------
                                             $ 95,701
                                             =========


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2003, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                      Actual                                     Regulatory Requirements
------------------------------------------------     ----------------------------------------------
                                                          For Capital                 To Be
                                                       Adequacy Purposes        "Well Capitalized"
As of September 30, 2003
---------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 61,547    21.22%     > $ 23,202   >  8.0%     > $ 29,002  >  10.0%
                                                     -            -           -           -

Tier 1 Capital
(to Risk Weighted Assets)     $ 58,047    20.01%     > $ 11,601   >  4.0%     > $ 17,401  >   6.0%
                                                     -            -           -           -

Tier 1 Capital
(to Average Assets)           $ 58,047    10.29%     > $      *   >    *      > $ 28,202  >   5.0%
                                                     -            -           -           -


*3.0% ($16,921), 4.0% ($22,561) or 5.0% ($28,202) depending on the bank's CAMELS
Rating and other regulatory risk factors.




                      Actual                                     Regulatory Requirements
------------------------------------------------     ----------------------------------------------
                                                          For Capital                 To Be
                                                       Adequacy Purposes        "Well Capitalized"
As of December 31, 2002
---------------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 59,020    17.99%     > $ 26,250   >  8.0%     > $ 32,813  >  10.0%
                                                     -            -           -           -

Tier 1 Capital
(to Risk Weighted Assets)     $ 55,673    16.97%     > $ 13,125   >  4.0%     > $ 19,688  >   6.0%
                                                     -            -           -           -

Tier 1 Capital
(to Average Assets)           $ 55,673    11.26%     > $      *   >    *      > $ 24,717  >   5.0%
                                                     -            -           -           -


*3.0% ($14,830), 4.0% ($19,774) or 5.0% ($24,717) depending on the bank's CAMELS
Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary, Penn Security Bank and Trust Company, for the three months ended September 30, 2003 and September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Overview of Financial Condition

Penseco Financial Services Corporation reported a decrease in net income of $236 or 12.8% to $1,603 or $.75 per share for the three months ended September 30, 2003 compared with $1,839 or $.85 per share reported for the year earlier period. Largely, the decrease came from a reduction in our loan portfolio due to the refinancing of residential mortgage loans with lower fixed-rate obligations, which were then sold in the secondary market. This was somewhat offset by a gain on the sale of these new and refinanced mortgages to the secondary market, which was recorded in other operating income. During the third quarter of 2002 U.S. Agency securities were sold for a gain of $359 or $.10 per share, due to a minor repositioning of our securities portfolio. No gains were recognized in the corresponding 2003 quarter.

The Company reported a decrease in net income of $348 or 6.8% to $4,747 or $2.21 per share for the nine months ended September 30, 2003 compared with $5,095 or $2.37 per share reported for the nine months ended September 30, 2002. This is a result of the Company experiencing declining net interest income due to the sale of all new and refinanced fixed rate mortgages in the secondary market, which was somewhat offset by a gain on the sale of these new and refinanced mortgages to the secondary market, which was recorded in other operating income. Also, the Company experienced increased pre-payments of its mortgage-backed securities portfolio, which caused accelerated premium write-downs due to the historically low interest rate environment. During the third quarter of 2002 U.S. Agency securities were sold for a gain of $359 or $.10 per share, due to a minor repositioning of our securities portfolio. No gains were recognized in the corresponding 2003 quarter. The nine month period net interest income was aided by the leverage transaction noted below.

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

Net interest income after provision for loan losses decreased $530 or 11.1% to $4,245 for the three months ended September 30, 2003 compared to $4,775 for the three months ended September 30, 2002. Earning assets repriced downward 1.36 basis points, largely due to the reduction in our loan portfolio due to the refinancing of residential portfolio mortgage loans with lower fixed-rate obligations, which were then sold in the secondary market. Offsetting this decrease was increased securities portfolio income and a reduction in the provision for loan losses.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended September 30, 2003, net interest margin was 2.93% decreasing 114 basis points from 4.07% in the same period of 2002.

Total average earning assets and average interest bearing funds increased in the three months ended September 30, 2003 as compared to 2002. Average earning assets increased $95.4 million or 19.7%, from $484.3 million in 2002 to

$579.7 million in 2003 and average interest bearing funds increased $86.9 million, or 23.3%, from $372.5 million to $459.4 million for the same periods. As a percentage of average assets, earning assets increased to 96.0% for the three months ended September 30, 2003 from 95.8% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months of 2003 and 2002. Average loans as a percentage of average earning assets decreased from 65.8% in 2002 to 42.8% in 2003, due in part to the sale of all new and refinanced fixed rate mortgages in the secondary market and the increase in total assets caused by the leverage transaction noted below; average investments increased $113.5 million from 29.3% to 44.1%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $52.5 million to $75.9 from $23.4 and also increased as a percentage of average earning assets from 4.8% in 2002 to 13.1% in 2003. Average time deposits decreased $15.4 million or 10.0% from 41.3% of interest bearing liabilities in 2002 to 30.1% in 2003. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $97.6 from 6.2% in 2002 to 26.3% in 2003, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 80 basis points from 5.73% in the three months ended September 30, 2002 to 4.93% for 2003. Also, average loan yields decreased 93 basis points, from 6.40% in the three months ended September 30, 2002 to 5.47% in 2003. The average time deposit costs decreased 106 basis points from 3.62% in 2002 to 2.56% in 2003, along with money market accounts decreasing 76 basis points from 1.50% in 2002 to .74% in 2003. These are the primary causes of the decrease in the total cost of funds rate from 2.21% in 2002 to 1.87% in 2003.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold in the secondary market. A gain on the sale of mortgage loans partially offset the decline in net interest income.

In order to supplement net interest income, $100,000 in funds were borrowed on March 13, 2003 in four separate borrowings amortizing over 5, 7, 10 and 20 year periods. These funds were used to purchase $100,000 worth of a pool of 20 year mortgages guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac). The Bank recorded $26 net interest income for the three months ended September 30, 2003. Income was adjusted by $160 during the quarter due to increased pre-payments, which resulted in accelerated premium amortization.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2003 and September 30, 2002.

----------------------------------------------------------------------------------------------------------
                                                 September 30, 2003                September 30, 2002
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance     Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $  31,034   $    326    4.20%     $  36,230   $    377    4.16%
    U.S. Agency obligations                   72,719        871    4.79%        62,139        866    5.57%
    States & political subdivisions           20,994        265    7.65%         9,902        118    7.22%
    Federal Home Loan Bank stock               6,113         31    2.03%         2,006         16    3.19%
    Other                                        448          2    1.79%           403          2    1.99%
  Held-to-maturity:
    U.S. Agency obligations                   94,711        944    3.99%         1,731         13    3.00%
    States & political subdivisions           29,540        380    7.79%        29,698        385    7.86%
Loans, net of unearned income:
  Real estate mortgages                      183,014      2,554    5.58%       246,308      4,086    6.64%
  Commercial                                  30,660        394    5.14%        32,701        454    5.55%
  Consumer and other                          34,607        453    5.24%        39,703        567    5.71%
Federal funds sold                            62,615        147    0.94%        16,010         64    1.60%
Interest on balances with banks               13,236         28    0.85%         7,428         33    1.78%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income   579,691   $  6,395    4.41%       484,259   $  6,981    5.77%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,053                             8,488
Bank premises and equipment                   10,214                            10,293
Accrued interest receivable                    3,014                             3,544
Other assets                                   5,324                             3,088
Less:  Allowance for loan losses               3,504                             3,954
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 603,792                         $ 505,718
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  29,581   $     24    0.32%     $  25,774   $     38    0.59%
  Savings                                     77,896         97    0.50%        72,576        182    1.00%
  Money markets                               92,805        172    0.74%        97,278        365    1.50%
  Time - Over $100                            32,605        202    2.48%        35,848        346    3.86%
  Time - Other                               105,774        682    2.58%       117,948      1,049    3.56%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         23,518         43    0.73%        22,608         72    1.27%
Short-term borrowings                            444          1    0.90%           463          2    1.73%
Long-term borrowings                          96,754        928    3.84%             -          -       -
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     459,377   $  2,149    1.87%       372,495   $  2,054    2.21%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 80,405                            72,605
All other liabilities                          2,739                             2,837
Stockholders' equity                          61,271                            57,781
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 603,792                         $ 505,718
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.54%                             3.56%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  4,246                          $  4,927
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              2.93%                             4.07%
  Return on average assets                                         1.06%                             1.45%
  Return on average equity                                        10.46%                            12.73%
  Average equity to average assets                                10.15%                            11.43%
  Dividend payout ratio                                           40.13%                            35.29%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses decreased $1,422 or 9.7% from $14,629 for the nine months ended September 30, 2002 to $13,207 in 2003. Earning assets repriced downward 117 basis points, largely due to the reduction in our loan portfolio from the refinancing of residential portfolio mortgage loans with lower fixed-rate obligations, which then were sold in the secondary market. Offsetting this decrease somewhat was increased securities portfolio income, decreased interest costs on deposits and a lower provision for loan losses.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 2003, the net interest margin was 3.37%, decreasing 92 basis points from 4.29% in the same period of 2002.

Total average earning assets and average interest bearing funds increased for the nine months ended September 30, 2003 as compared to 2002. Average earning assets increased $68.1 million or 14.4%, from $472.8 million in 2002 to $540.9 million in 2003 and average interest bearing funds increased $59.2 million, or 16.2%, from $365.9 million to $425.1 million for the same periods. As a percentage of average assets, earning assets increased to 95.9% for the nine months ended September 30, 2003 from 95.7% for the year ago period. Interest bearing liabilities increased to 75.4% from 74.1%, as a percentage of total liabilities and stockholders' equity, compared to the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income for the nine months ended September 30, 2003 and 2002. Average loans as a percentage of average earning assets decreased from 68.3% in 2002 to 49.8% in 2003; average investments increased from 28.9% to 42.5%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $28.0 million to $41.4 from $13.4 and also increased as a percentage of average earning assets from 2.8% in 2002 to 7.7% in 2003. Average time deposits decreased $16.3 million from 42.9% in 2002 to 33.1% in 2003. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $72.0 from 5.5% in 2002 to 21.7% in 2003, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 78 basis points from 6.04% for the nine months ended September 30, 2002 to 5.26% for 2003. Also, average loan yields decreased 92 basis points, from 6.57% for the nine months ended September 30, 2002 to 5.65% in 2003. The average time deposit costs decreased from 3.68% in 2002 to 2.75% in 2003, along with money market accounts decreasing 65 basis points from 1.53% in 2002 to .88% in 2003. These are the primary determinants of the decrease in the total cost of funds rate from 2.29% in 2002 to 1.93% in 2003.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold in the secondary market. A gain on the sale of mortgage loans partially offset the decline in net interest income.

In order to supplement net interest income, $100,000 in funds were borrowed on March 13, 2003 in four separate borrowings amortizing over 5, 7, 10 and 20 year periods. These funds were used to purchase $100,000 worth of a pool of 20 year mortgages guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac). Also, it was noted for the year to date period, the Bank recorded $336 net interest income on the transaction. During the quarter end interest income was adjusted by $160 due to increased pre-payments, which resulted in accelerated premium amortization. It is anticipated that this transaction will have an estimated net margin of .5% for this year.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2003 and September 30, 2002.

----------------------------------------------------------------------------------------------------------
                                                 September 30, 2003                September 30, 2002
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense     Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $  32,900   $  1,013    4.11%     $  36,535   $  1,202    4.39%
    U.S. Agency obligations                   70,231      2,650    5.03%        59,242      2,553    5.75%
    States & political subdivisions           20,358        705    7.00%         6,707        252    7.59%
    Federal Home Loan Bank stock               4,550         80    2.34%         1,972         54    3.65%
    Other                                        414          8    2.58%           389          7    2.40%
  Held-to-maturity:
    U.S. Agency obligations                   71,674      2,399    4.46%         1,972         48    3.24%
    States & political subdivisions           29,840      1,222    8.27%        29,720      1,278    8.69%
Loans, net of unearned income:
  Real estate mortgages                      200,403      8,832    5.88%       249,508     12,681    6.78%
  Commercial                                  31,367      1,150    4.89%        32,865      1,365    5.54%
  Consumer and other                          37,803      1,461    5.15%        40,481      1,875    6.18%
Federal funds sold                            31,812        236    0.99%         7,917         94    1.58%
Interest on balances with banks                9,550         68    0.95%         5,469         70    1.71%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income   540,902   $ 19,824    4.89%       472,777   $ 21,479    6.06%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,473                             8,142
Bank premises and equipment                    9,965                            10,525
Accrued interest receivable                    3,177                             3,489
Other assets                                   4,902                             2,709
Less:  Allowance for loan losses               3,383                             3,770
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 564,036                         $ 493,872
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  28,298   $    109    0.51%     $  26,157   $    120    0.61%
  Savings                                     76,124        372    0.65%        70,833        541    1.02%
  Money markets                               87,784        579    0.88%        91,836      1,054    1.53%
  Time - Over $100                            33,150        676    2.72%        38,462      1,109    3.84%
  Time - Other                               107,523      2,226    2.76%       118,498      3,229    3.63%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         21,031        134    0.85%        19,569        218    1.48%
Short-term borrowings                            820         10    1.63%           582          8    1.83%
Long-term borrowings                          70,348      2,055    3.89%             -          -       -
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     425,078   $  6,161    1.93%       365,937   $  6,279    2.29%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 75,829                            68,705
All other liabilities                          2,849                             2,883
Stockholders' equity                          60,280                            56,347
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 564,036                         $ 493,872
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.96%                             3.77%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 13,663                          $ 15,200
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.37%                             4.29%
  Return on average assets                                         1.12%                             1.38%
  Return on average equity                                        10.50%                            12.06%
  Average equity to average assets                                10.69%                            11.41%
  Dividend payout ratio                                           40.68%                            37.97%
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

For the three months ended September 30, 2003, the provision for loan losses decreased to $1 from $152 in the three months ended September 30, 2002. Loans charged off totaled $29 and recoveries were $28 for the three months ended September 30, 2003. In the same period of 2002, loans charged off were $769 and recoveries were $14.

For the nine months ended September 30, 2003, the provision for loan losses was $456, a decrease from $571 in the first nine months of 2002. Loans charged-off totaled $334 and recoveries were $31 for the nine months ended September 30, 2003. In the same period of 2002, loans charged off were $858, offset by recoveries of $34. At September 30, 2003, the allowance for loan losses was set at $3,500 or 1.45% of loans based upon the Bank's analysis methodology and as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2003 and September 30, 2002, respectively:

                                             September 30,      September 30,
Three Months Ended:                              2003               2002
-----------------------------------------------------------------------------
Trust department income                         $    345           $    333
Service charges on deposit accounts                  283                287
Merchant transaction income                        1,729              1,820
Other fee income                                     328                262
Other operating income                               549                231
Realized gains (losses) on securities, net             -                359
-----------------------------------------------------------------------------
  Total Other Income                            $  3,234           $  3,292
-----------------------------------------------------------------------------

Other income decreased $58 or 1.8% to $3,234 from $3,292 for the three months ended September 30, 2002. Merchant transaction fee income decreased $91 or 5.0%, mostly the result of two universities discontinuing tuition payments via credit cards. Other fee income increased $66 or 25.2%, mostly due to fee income on mortgage loans serviced for others. Other operating income grew $318 or 137.7%, which included gains on the sale of new and refinanced fixed-rate residential real estate loans of $251, as well as an increase in brokerage income of $59, largely due to renewed interest in the overall market. Also during September 2002, U.S. Agency securities were sold for a gain of $359.

The following table sets forth information by category of other income for the Company for nine months ended September 30, 2003 and September 30, 2002, respectively:

                                             September 30,      September 30,
Nine Months Ended:                               2003               2002
-----------------------------------------------------------------------------
Trust department income                         $    981           $    979
Service charges on deposit accounts                  848                839
Merchant transaction income                        4,141              4,430
Other fee income                                     923                719
Other operating income                             1,432                628
Realized gains (losses) on securities, net             -                359
-----------------------------------------------------------------------------
  Total Other Income                            $  8,325           $  7,954
-----------------------------------------------------------------------------

Other income increased $371 or 4.7% to $8,325 from $7,954 for the nine months ended September 30, 2002. Contributions came from an increase in other fee income of $204 or 28.4% to $923 from $719 partly from $45 in other service charge commissions and fees, as well as $126 in fees earned on mortgage loans serviced for others. Other operating income increased $804 or 128.0% to $1,432 from $628 mainly due to gains on the sale of new low fixed-rate residential real estate loans of $892, which was partially offset by a decrease in brokerage income of $97, largely due to the general investor malaise in the first half of this year. However, as of this writing, the equity markets seem to be recovering. Merchant transaction income decreased $289 or 6.5%, mostly the result of two universities discontinuing the credit card payment of tuition. Also during September 2002, U.S. Agency securities were sold for a gain of $359.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2003 and September 30, 2002, respectively:

                                             September 30,      September 30,
Three Months Ended:                              2003               2002
-----------------------------------------------------------------------------
Salaries and employee benefits                  $  2,219           $  2,271
Expense of premises and fixed assets                 607                650
Merchant transaction expenses                      1,378              1,526
Other operating expenses                           1,218              1,149
-----------------------------------------------------------------------------
  Total Other Expenses                          $  5,422           $  5,596
-----------------------------------------------------------------------------


Other expenses decreased $174 or 3.1% to $5,422 for the three months ended September 30, 2002 as compared to $5,596 in the same period of 2002. Salaries and benefits decreased $52 or 2.3% due management's diligence on controlling personnel costs offset by an increase of $43 or 43.9% in pension costs. Other operating expenses increased $69 or 6.0% to $1,218 from $1,149 mainly from miscellaneous increased operating expenses. Merchant transaction expenses decreased $148 or 9.7% to $1,378 from $1,526 mostly due to lower transaction volumes.

The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2003 and September 30, 2002, respectively:

                                             September 30,      September 30,
Nine Months Ended:                               2003               2002
-----------------------------------------------------------------------------
Salaries and employee benefits                  $  6,619           $  6,611
Expense of premises and fixed assets               1,929              1,945
Merchant transaction expenses                      3,437              3,785
Other operating expenses                           3,546              3,480
-----------------------------------------------------------------------------
  Total Other Expenses                          $ 15,531           $ 15,821
-----------------------------------------------------------------------------


Other expenses decreased $290 or 1.8% to $15,531 from $15,821 for the nine months ended September 30, 2002. Salaries and employee benefits increased only $8, despite increased pension costs of $175. Merchant transaction expenses decreased $348 or 9.2%, largely due to lower transaction volume, mostly the result of two universities discontinuing the credit card payment of tuition. Applicable income taxes decreased $413 due to increased tax-free income from our securities portfolio along with lower taxable income.

Loan Portfolio

Details regarding the Company's loan portfolio:


                                                  September 30,    December 31,
As Of:                                                2003             2002
-------------------------------------------------------------------------------
Real estate - construction
  and land development                              $   2,288       $   5,031
Real estate mortgages                                 175,089         217,883
Commercial                                             29,940          30,077
Credit card and related plans                           2,330           2,320
Installment                                            25,789          27,306
Obligations of states & political subdivisions          5,877           6,239
-------------------------------------------------------------------------------
  Loans, net of unearned income                       241,313         288,856
Less:  Allowance for loan losses                        3,500           3,347
-------------------------------------------------------------------------------
  Loans, net                                        $ 237,813       $ 285,509
-------------------------------------------------------------------------------


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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                September 30,   December 31,   September 30,
As Of:                                              2003            2002           2002
--------------------------------------------------------------------------------------------
Non-accrual loans                                  $ 2,192         $ 2,245        $ 2,217
Loans past due 90 days or more and accruing:
  Guaranteed student loans                             227             394            300
  Credit card and home equity loans                     24               -             14
--------------------------------------------------------------------------------------------
  Total non-performing loans                         2,443           2,639          2,531
Other real estate owned                                278              59             85
--------------------------------------------------------------------------------------------
  Total non-performing assets                      $ 2,721         $ 2,698        $ 2,616
--------------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,192 and $2,217 at September 30, 2003 and September 30, 2002, respectively. If interest on those loans had been accrued, such income would have been $195 and $204 for the nine months ended September 30, 2003 and September 30, 2002, respectively. Interest income on those loans, which is recorded only when received, amounted to $34 and $70 for September 30, 2003 and September 30, 2002, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2003 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At September 30, 2003 and December 31, 2002, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                          September 30,         September 30,
Three Months Ended:                           2003                  2002
-----------------------------------------------------------------------------
Balance at beginning of period               $ 3,500               $ 3,950
Charge-offs:
  Real estate mortgages                            -                    12
  Commercial and all others                       13                   740
  Credit card and related plans                   15                     5
  Installment loans                                1                    12
-----------------------------------------------------------------------------
Total charge-offs                                 29                   769
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                           24                    12
  Commercial and all others                        -                     -
  Credit card and related plans                    -                     1
  Installment loans                                4                     1
-----------------------------------------------------------------------------
Total recoveries                                  28                    14
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                       1                   755
-----------------------------------------------------------------------------
Provision charged to operations                    1                   152
-----------------------------------------------------------------------------
  Balance at End of Period                   $ 3,500               $ 3,347
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                   0.001%                0.237%
-----------------------------------------------------------------------------

                                          September 30,         September 30,
Nine Months Ended:                            2003                  2002
-----------------------------------------------------------------------------
Balance at beginning of period               $ 3,347               $ 3,600
Charge-offs:
  Real estate mortgages                            6                    66
  Commercial and all others                      289                   763
  Credit card and related plans                   35                    16
  Installment loans                                4                    13
-----------------------------------------------------------------------------
Total charge-offs                                334                   858
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                           24                    31
  Commercial and all others                        -                     -
  Credit card and related plans                    2                     1
  Installment loans                                5                     2
-----------------------------------------------------------------------------
Total recoveries                                  31                    34
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                     303                   824
-----------------------------------------------------------------------------
Provision charged to operations                  456                   571
-----------------------------------------------------------------------------
  Balance at End of Period                   $ 3,500               $ 3,347
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                   0.112%                0.255%
-----------------------------------------------------------------------------


Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.45% at September 30, 2003 and 1.08% at September 30, 2002.

The allowance for loan losses is allocated as follows:

As Of:                         September 30, 2003    December 31, 2002    September 30, 2002
--------------------------------------------------------------------------------------------
                                  Amount     %*        Amount     %*         Amount     %*
--------------------------------------------------------------------------------------------
Real estate mortgages            $ 1,400   73%        $ 1,600   77%         $ 1,600   78%
Commercial and all others          1,575   15%          1,222   13%           1,222   12%
Credit card and related plans        175    1%            175    1%             175    1%
Personal installment loans           350   11%            350    9%             350    9%
--------------------------------------------------------------------------------------------
  Total                          $ 3,500  100%        $ 3,347  100%         $ 3,347  100%
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

The Company's total risk-based capital ratio was 21.22% at September 30, 2003. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

PART 1.  FINANCIAL INFORMATION,  Item 3 --

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

PART 1.  FINANCIAL INFORMATION,  Item 4 --

                       DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of September 30, 2003, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

Item 6 -- Exhibits and Reports on Form 8-K

  a. Exhibits

      31 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002


  b. Reports on Form 8-K

      No reports on Form 8-K were filed in the quarter ended September 30, 2003.

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


PENSECO FINANCIAL SERVICES CORPORATION


By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    November 4, 2003



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    November 4, 2003