Form 10-K
period 2003-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2004-03-15
CIK 1054508

Customer Services
                               -----------------

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

Scranton, PA
Dino & Francesco's Restaurant
Birney Plaza

Moosic, PA
Drive-Up ATM

Meadow Avenue & Hemlock Street
Scranton, PA

Hilton Hotel & Conference Center
Adams Avenue
Scranton, PA

Metropolitan Life Insurance Company
Morgan Highway

Clarks Summit, PA
One Stop Quick Mart, Inc.

Milford Road
East Stroudsburg, PA

Red Barn Village
Newton Ransom Boulevard
Newton, PA

Skytop Lodge
One Skytop
Skytop, PA

                              www.pennsecurity.com

                              Financial Highlights
                              --------------------

In thousands, except per share data

                                2003         2002         2001
--------------------------------------------------------------
Earnings per share         $    2.78    $    3.14    $    2.62
Dividends per share        $    1.35    $    1.35    $    1.25
Total Capital              $  60,807    $  58,975    $  54,648
Total Deposits             $ 407,944    $ 414,664    $ 406,531
Total Assets               $ 584,590    $ 496,956    $ 482,551

                                    Contents
                                    --------

Customer Services.............................................Inside Front Cover
President's Letter.............................................................2
Board of Directors.............................................................3
Promotions and Appointments....................................................4
Community Events...............................................................5

                                   Form 10-K

Part I,   Item 1  Business.....................................................8
          Item 2  Properties...................................................9
          Item 3  Legal Proceedings............................................9
          Item 4  Submission of Matters to a Vote of Security Holders..........9
Part II,  Item 5  Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................10
          Item 6  Selected Financial Data.....................................11
          Item 7  Management Discussion and Analysis of Financial
                    Condition and Results of Operations.......................12
          Item 7A Quantitative and Qualitative Disclosures About Market Risk..21
          Item 8  Financial Statements and Supplementary Data.................23
                  Consolidated Balance Sheets.................................23
                  Consolidated Statements of Income...........................24
                  Consolidated Statements of Stockholders' Equity.............25
                  Consolidated Statements of Cash Flows.......................26
                  General Notes to Financial Statements.......................27
                  Independent Auditor's Report................................37
          Item 9  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................38
          Item 9A Controls and Procedures.....................................38
Part III, Item 10 Directors and Executive Officers of the Registrant..........38
          Item 11 Executive Compensation......................................38
          Item 12 Security Ownership of Certain Beneficial Owners
                    and Management............................................39
          Item 13 Certain Relationships and Related Transactions..............39
          Item 14 Principal Accounting Fees and Services......................39
Part IV,  Item 15 Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.......................................39
Signatures....................................................................40
Certifications................................................................41
Index to Exhibits.............................................................43
Company Officers..............................................................44
Company Board Members..........................................Inside Back Cover

                  Penseco Financial Services Corporation / 2003 Annual Report  1

                               President's Letter
                               ------------------

Dear Shareholder

     For only the 5th time since I became President 28 years ago, I must report that earnings for the year declined from the previous year. Earnings per share decreased from $3.14 per share in 2002 to $2.78 per share in 2003. Dividends per share remained at $1.35 per share in 2003 as in 2002. Total Assets increased to $585 million, as of the end of 2003 from $497 million at the end of 2002. Total Deposits decreased from $415 million in 2002 to $408 million in 2003. Capital increased to $60.8 million at the end of 2003 from $59.0 million at the end of 2002. The primary reason for the decline in earnings was the continuing low levels of the interest rate structure for an extended period of time, reaching 45 year lows. This has led to an avalanche of refinancing of loans and home mortgages, largely at much lower fixed, long-term rates, which the Bank was reluctant to keep in its portfolio. We therefore sold many of these into the secondary market generating gains on the sale, but also reducing our net interest income. With refinancing slowing down, rates have now come up over 100 basis points from their 45 year lows and fee income from the gains on sales of mortgages has decreased. Net interest income is increasing and we are again portfolioing some longer term obligations, however net interest income has not increased fast enough to fill the gap. We expect the economy and our loan portfolio to continue to grow rapidly over the next several years, thus improving significantly our net interest income. To that end, in August of the year we introduced a privately insured (TERI) student loan which can provide up to 100% of the cost of college and graduate or professional school, thus filling a gap left by government guaranteed student loans.

     The Sarbanes-Oxley Act, enacted in July of 2002, continues to impact our organization. We are now subject to the accelerated filing deadlines which reduce the number of days after the end of the fiscal year, in which we have to issue our Annual Report, from 90 to 75, days commencing with this annual report and from 75 to 60 days next year. Similarly, the quarterly reports this current year will have to be filed within 40 days of the end of the quarter from 45 days before. Next year, we will lose another 5 days and quarterly reports will need to be filed within 35 days of the end of the quarter.

     Section 404 of the Act requires that, commencing with the annual report for year 2004 which must be filed with the Securities Exchange Commission by March 1, 2005 and for each year thereafter, the report must include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's audit report must also provide an attestation to and report on management's assessment of the Company's internal control over financial reporting. This provision will require management to document each type of transaction that occurs in the Bank, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls. Affecting all of this is the control environment within the Bank. All of this must be accomplished by December 31, 2004 and will take an enormous amount of management's time this year. All SEC reporting corporations will go through the same pain this year or next and ongoing into the future, because of the transgressions of a few knowledgeable, smart but dishonest CEO's and CFO's of major corporations.

     During the year, the following  appointments and promotions were made. Mark
M. Bennett was named Assistant Vice-President, Chad J. Hazelton was named Financial Analyst, Kristen R. Noll was named Trust Administrator, Thomas J. Malinchak was named Retail Banking Officer, David R. Weiland was named Cost Accounting Officer, Ellen M. Evans was named Audit Officer and Robert E. Diehl was named Collections Officer. We are fortunate to have such a fine group of people assuming greater responsibilities in the Company.

     We think that our strong capital position, good earnings, advanced technology and solid customer base, both in our traditional geographic market and niche national markets, provide an excellent foundation for our continued success. In this endeavor you can help us by recommending us to your family, friends, and business organizations. This is your institution - let it serve you.

Sincerely yours,

Otto P. Robinson, Jr.
President

2  Penseco Financial Services Corporation / 2003 Annual Report

                               Board of Directors
                               ------------------

This page of the 2003 Annual Report to Shareholders contains one picture. A description of the picture follows:

Seated left to right:

Emily S.  Perry,  Richard E.  Grimm,  Executive  Vice-President  and  Treasurer;
Attorney  Otto P.  Robinson,  Jr.,  President;  Edwin J.  Butler,  and Sandra C.
Phillips

Standing left to right:

James B. Nicholas, Steven L. Weinberger, P. Frank Kozik, Secretary; Russell C. Hazelton, D. William Hume, Robert W. Naismith, Ph.D., and James G. Keisling

                  Penseco Financial Services Corporation / 2003 Annual Report  3

                            Promotions & Appointments
                            -------------------------

This page of the 2003 Annual Report to Shareholders contains seven pictures. A description of each picture follows, starting at the top, from left to right:

Mark M. Bennett
Assistant Vice-President

Chad J. Hazelton
Financial Analyst

Kristen R. Noll
Trust Administrator

Thomas J. Malinchak
Retail Banking Officer

David R. Weiland
Cost Accounting Officer

Ellen M. Evans
Audit Officer

Robert E. Diehl
Collections Officer

4  Penseco Financial Services Corporation / 2003 Annual Report

                                Community Events
                                ----------------

This page of the 2003 Annual Report to Shareholders contains three pictures.


Penn Security Bank & Trust Company welcomes prospective customers to our Open House Seminar held at the South Side Branch.

Andrew A. Kettel, Jr. speaking with prospective customers at Penn Security Bank & Trust Company's Open House Seminar, held at the South Side Branch.

J. Patrick Dietz advising customers about community mortgage financing at the Penn Security Bank & Trust Company's Open House Seminar.

                  Penseco Financial Services Corporation / 2003 Annual Report  5

                                Community Events
                                ----------------

This page of the 2003 Annual Report to Shareholders contains three pictures.


Art displayed in the lobby of the Central City Branch, created by students at Scranton High School.

Penn Security Bank & Trust Company's display at the 2003 Lackawanna Home Builder Showcase.

A woman stopping to look at Penn Security's display at the 4th Annual Senior Citizen's Fair.

6  Penseco Financial Services Corporation / 2003 Annual Report

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 2003

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

                          Securities Registered Under
                            Section 12(g) of the Act

                    Common Stock, Par Value $ .01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

THE AGGREGATE MARKET VALUE OF THE COMPANY'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 30, 2003, BASED ON THE CLOSING PRICE OF SUCH STOCK ON THAT DATE, EQUALS APPROXIMATELY $85,920,000. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2003 EQUALS 2,148,000.

                      Documents Incorporated by Reference

Portions of the Corporation's definitive proxy statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

                  Penseco Financial Services Corporation / 2003 Annual Report  7

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

     Through it's banking subsidiary, the Company generates interest income from it's outstanding loans receivable and it's investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and borrowings and general operating expenses. The Bank provides a variety of commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate, commercial and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit.

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

EMPLOYEES

As of February 13, 2004, the Company employed 197 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

8  Penseco Financial Services Corporation / 2003 Annual Report

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

ITEM 2  Properties

There are nine offices positioned throughout the greater Northeastern Pennsylvania region. They are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono and the Borough of East Stroudsburg at Eagle Valley Corners. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease. During 2003, the Company purchased property in the Borough of Dalton, Lackawanna County, to use for future expansion.

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

                  Penseco Financial Services Corporation / 2003 Annual Report  9

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

                           Patrick Scanlon, Controller
                     Penseco Financial Services Corporation
                           150 North Washington Avenue
                        Scranton, Pennsylvania 18503-1848
                                 1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

Ferris, Baker, Watts, Inc.
F.J. Morrissey & Company Boenning & Scattergood, Inc.
Hill Thompson Magid, LP
Monroe Securities, Inc.
E.E. Powell & Company
Ryan, Beck & Company, Inc.
Schwab Capital Markets, LP

The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.

                               Dividends Paid
2003              High     Low   Per Share
---------------------------------------------
First Quarter     $ 40    $ 34   $  .30
Second Quarter      41      38      .30
Third Quarter       41      39      .30
Fourth Quarter      42      41      .45
                                 ------
                                 $ 1.35
                                 ======

                               Dividends Paid
2002              High     Low   Per Share
---------------------------------------------
First Quarter     $ 30    $ 27   $  .30
Second Quarter      34      29      .30
Third Quarter       33      31      .30
Fourth Quarter      35      31      .45
                                 ------
                                 $ 1.35
                                 ======


DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,900                     2003
             2,899                     2002
             2,685                     2001
             2,470                     2000
             2,363                     1999


As of February 13, 2004 there were approximately 959 stockholders of the Company based on the number of holders of record.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 20 and 35.

TRANSFER AGENT

Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.

                      QUARTERLY FINANCIAL DATA (unaudited)
                    (in thousands, except per share amounts)


                             First     Second    Third     Fourth
2003                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 4,686   $ 4,731   $ 4,246   $ 4,123
Provision for Loan Losses       239       216         1        20
Other Income                  2,746     2,345     3,234     2,418
Other Expenses                5,269     4,840     5,422     4,923
Net Income                    1,559     1,585     1,603     1,224
Earnings Per Share          $   .73   $   .73   $   .75   $   .57



                             First     Second    Third     Fourth
2002                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 5,173   $ 5,100   $ 4,927   $ 4,688
Provision for Loan Losses       179       240       152       242
Other Income                  2,684     1,978     3,292     3,078
Other Expenses                5,413     4,812     5,596     5,277
Net Income                    1,689     1,567     1,839     1,658
Earnings Per Share          $   .79   $   .73   $   .85   $   .77

10 Penseco Financial Services Corporation / 2003 Annual Report

ITEM 6  Selected Financial Data

(in thousands, except per share data)

RESULTS OF OPERATIONS:


                                       2003         2002         2001         2000         1999
-----------------------------------------------------------------------------------------------
Interest Income                 $    26,014  $    27,899  $    31,860  $    31,043  $    28,320
Interest Expense                      8,228        8,011       12,524       13,698       11,213
-----------------------------------------------------------------------------------------------
Net Interest Income                  17,786       19,888       19,336       17,345       17,107
Provision for Loan Losses               476          813          954          233           89
-----------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                        17,310       19,075       18,382       17,112       17,018
Other Income                         10,743       11,032        9,186        8,233        7,746
Other Expenses                       20,454       21,098       20,077       19,306       18,312
Income Taxes                          1,628        2,256        1,869        1,296        1,781
-----------------------------------------------------------------------------------------------
Net Income                      $     5,971  $     6,753  $     5,622  $     4,743  $     4,671
===============================================================================================

BALANCE SHEET DATA:
Assets                          $   584,590  $   496,956  $   482,551  $   467,230  $   428,614
Investment Securities           $   293,125  $   139,132  $   128,623  $   125,808  $   106,511
Net Loans                       $   236,882  $   285,509  $   320,208  $   304,641  $   278,577
Deposits                        $   407,944  $   414,664  $   406,531  $   387,439  $   367,332
Stockholders' Equity            $    60,807  $    58,975  $    54,648  $    50,067  $    45,743

PER SHARE DATA:
Earnings per Share              $      2.78  $      3.14  $      2.62  $      2.21  $      2.17
Dividends per Share             $      1.35  $      1.35  $      1.25  $      1.15  $      1.10
Book Value per Share            $     28.31  $     27.46  $     25.44  $     23.31  $     21.30
Common Shares Outstanding         2,148,000    2,148,000    2,148,000    2,148,000    2,148,000

FINANCIAL RATIOS:
Net Interest Margin                   3.24%        4.21%        4.30%        4.08%        4.22%
Return on Average Assets              1.05%        1.37%        1.18%        1.06%        1.08%
Return on Average Equity              9.87%       11.79%       10.57%        9.96%       10.12%
Average Equity to Average Assets     10.59%       11.58%       11.19%       10.60%       10.70%
Dividend Payout Ratio                48.56%       42.99%       47.71%       52.04%       50.69%

                  Penseco Financial Services Corporation / 2003 Annual Report 11

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

SUMMARY

Net earnings for 2003 totalled $5,971, a decrease of 11.6% from the $6,753 earned in 2002, which was an increase of 20.1% from the $5,622 earned in 2001. Net earnings per share were $2.78 in 2003, compared with $3.14 in 2002 and $2.62 in 2001. Net earnings for 2003 decreased from 2002 mainly due to the refinancing of the Company's high-yield residential mortgage loan portfolio into lower fixed-rate obligations, which then were sold in the secondary market. Net earnings for 2002 increased from 2001 results due to an increase in the net interest income, fee income, mainly from the sale of non-portfolio mortgages and the sale of U.S. Agency securities, offset by an increase in operating costs, primarily salaries and employee benefits and applicable income tax expense.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  5,971                     2003
             6,753                     2002
             5,622                     2001
             4,743                     2000
             4,671                     1999


The Company's return on average assets was 1.05% in 2003 compared to 1.37% in 2002 and 1.18% in 2001. Return on average equity was 9.87%, 11.79% and 10.57% in 2003, 2002 and 2001, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
             1.05%                     2003
             1.37%                     2002
             1.18%                     2001
             1.06%                     2000
             1.08%                     1999


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
             9.87%                     2003
            11.79%                     2002
            10.57%                     2001
             9.96%                     2000
            10.12%                     1999


12 Penseco Financial Services Corporation / 2003 Annual Report

RESULTS OF OPERATIONS

NET INTEREST INCOME

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.

     Net interest income was $17.8 million in 2003, compared with $19.9 million in 2002, a decrease of 10.6%. The decrease in net interest income in 2003 resulted from the refinancing of the Company's high-yield residential mortgage loans into lower fixed-rate obligations, which were then sold in the secondary market. Also net interest income was negatively impacted by accelerated purchase premium write-downs from unprecedented pre-payments of the Company's mortgage-backed securities portfolio due to interest rates hovering at forty-five year lows.

     In 2003, the Company purchased a FHLMC (Freddie Mac) pool of new twenty year residential mortgages, with a 5 1/2% coupon and a face value of $100 million. The Company financed the purchase by borrowing $100 million from the Federal Home Loan Bank with maturities ranging from 5 to 20 years. The interest spread will vary depending on various interest rate scenarios which affect prepayment speeds.

     The Company also anticipates purchasing long-term municipal securities at higher tax equivalent yields than the Company is presently earning, to improve net interest income.

     Net interest income was $19.9 million in 2002, compared with $19.3 million in 2001, an increase of 3.1%. The increase in net interest income in 2002 resulted from an increase in interest-earning assets. Also, the Company had increases in its deposit transaction accounts, which have the lowest carrying costs.

     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2003 was 3.2% compared with 4.2% for the year ended December 31, 2002, and 4.3% for the year ended December 31, 2001.

     Interest income in 2003 totalled $26.0 million, compared to $27.9 million in 2002, a decrease of 6.8%. The yield on average interest-earning assets was 4.8% in 2003, compared to 5.9% in 2002. Average interest-earning assets increased in 2003 to $548.2 million from $472.8 million in 2002. Average loans, which are typically the Company's highest yielding earning assets, decreased $54.2 million in 2003, while investment securities increased on average by $103.4 million. Average loans represented 47.9% of 2003 average interest-earning assets, compared to 67.0% in 2002.

     Interest expense also increased in 2003 to $8.2 million from $8.0 million in 2002, an increase of $.2 million or 2.5%. The increase resulted from the Company entering into a leveraged transaction during the first quarter of 2003, which increased long-term interest expense. Despite this increase, the average rate paid on interest-bearing liabilities during 2003 was 1.9%, compared to 2.2%, a decrease of 13.6% from 2002.

     Interest income in 2002 totalled $27.9 million, compared to $31.9 million in 2001, a decrease of 12.5%. The yield on average interest-earning assets was 5.9% in 2002, compared to 7.1% in 2001. Average interest-earning assets increased in 2002 to $472.8 million from $450.0 million in 2001. Average loans, which are typically the Company's highest yielding earning assets, decreased $9.3 million in 2002, while investment securities increased on average by $13.7 million. Average loans represented 67.0% of 2002 average interest-earning assets, compared to 72.4% in 2001.

     Interest expense also decreased in 2002 to $8.0 million from $12.5 million in 2001, a decrease of $4.5 million or 36.0%. This decrease resulted from the Federal Reserve cutting short term interest rates in late 2001 due to the economy showing anemic growth. The average rate paid on interest-bearing liabilities during 2002 was 2.2%, compared to 3.5%, a decrease of 37.1% from 2001.

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

 NET INTEREST INCOME (in millions)       YEAR
---------------------------------------------
       $ 17,786                          2003
         19,888                          2002
         19,336                          2001
         17,345                          2000
         17,107                          1999


                  Penseco Financial Services Corporation / 2003 Annual Report 13

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 2003, 2002 and 2001.


                                                    2003                            2002                            2001
------------------------------------------------------------------------------------------------------------------------------------
                                        Average   Revenue/   Yield/     Average   Revenue/   Yield/     Average   Revenue/   Yield/
                                        Balance   Expense     Rate      Balance   Expense    Rate       Balance   Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities:
  Available-for-sale:
    U.S. Treasury securities           $  30,127  $  1,250    4.15%    $  36,550  $  1,575    4.31%   $   40,596  $  2,262    5.57%
    U.S. Agency obligations               79,520     3,660    4.60        57,544     3,267    5.68        47,802     3,130    6.55
    States & political subdivisions       20,433       947    7.02         8,962       439    7.42         6,725       245    5.52
    Federal Home Loan Bank stock           4,911        97    1.98         1,960        69    3.52         1,881       122    6.49
    Other                                    435        11    2.53           391        10    2.56           211         6    2.84
  Held-to-maturity:
    U.S. Agency obligations               75,194     3,365    4.48         1,862        58    3.11         3,192       185    5.80
    States & political subdivisions       29,730     1,621    8.26        29,715     1,641    8.37        22,852     1,189    7.88
Loans, net of unearned income:
  Real estate mortgages                  194,135    11,246    5.79       245,016    16,412    6.70       250,000    19,148    7.66
  Commercial                              31,288     1,497    4.78        32,168     1,751    5.44        27,885     2,117    7.59
  Consumer and other                      36,997     1,890    5.11        39,405     2,390    6.07        47,961     3,418    7.13
Federal funds sold                        35,620       340     .95        12,995       189    1.45           181         6    3.31
Interest on balances with banks            9,781        90     .92         6,277        98    1.56           651        32    4.92
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  548,171  $ 26,014    4.75%      472,845  $ 27,899    5.90%      449,937  $ 31,860    7.08%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              8,760                 8,234                           8,310
Bank premises and equipment                          9,984                10,411                          11,218
Accrued interest receivable                          3,144                 3,432                           3,831
Other assets                                         4,482                 3,083                           5,063
Less: Allowance for loan losses                      3,411                 3,662                           3,185
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 571,130                       $ 494,343                      $  475,174
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing              $  28,738  $    144     .50%    $  26,204  $    159     .61%   $   25,033  $    240     .96%
  Savings                                 76,983       472     .61        71,470       700     .98        64,513       965    1.50
  Money markets                           87,973       737     .84        91,561     1,329    1.45        86,154     2,616    3.04
  Time - Over $100                        32,525       844    2.59        37,741     1,398    3.70        32,998     1,779    5.39
  Time - Other                           105,858     2,873    2.71       116,659     4,139    3.55       114,943     5,784    5.03
Federal funds purchased                        -         -       -             -         -       -             3         -       -
Repurchase agreements                     22,266       183     .82        20,278       276    1.36        17,366       570    3.28
Short-term borrowings                        699        11    1.57           562        10    1.78        15,520       570    3.67
Long-term borrowings                      76,401     2,964    3.88             -         -       -             -         -       -
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 431,443  $  8,228    1.91%      364,475  $  8,011    2.20%      356,530  $ 12,524    3.51%
------------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             76,421                          69,482                          61,823
All other liabilities                      2,763                           3,124                           3,656
Stockholders' equity                      60,503                          57,262                          53,165
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 571,130                       $ 494,343                      $  475,174
====================================================================================================================================
Interest Spread                                               2.84%                           3.70%                           3.57%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 17,786                        $ 19,888                        $ 19,336
====================================================================================================================================

FINANCIAL RATIOS
Net interest margin                                           3.24%                           4.21%                           4.30%
Return on average assets                                      1.05%                           1.37%                           1.18%
Return on average equity                                      9.87%                          11.79%                          10.57%
Average equity to average assets                             10.59%                          11.58%                          11.19%
Dividend payout ratio                                        48.56%                          42.99%                          47.71%

14 Penseco Financial Services Corporation / 2003 Annual Report

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2003 compared to 2002                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (325)  $   (277)   $    (58)    $    10
                 U.S. Agency obligations                393      1,248        (621)       (234)
                 States & political subdivisions        508        562         (24)        (30)
                 Equity securities                       29        105         (30)        (46)
               Held-to-maturity:
                 U.S. Agency obligations              3,307      2,281          26       1,000
                 States & political subdivisions        (20)         1         (21)          -
             Loans, net of unearned income:
               Real estate mortgages                 (5,166)    (3,415)     (2,230)        479
               Commercial                              (254)       (48)       (212)          6
               Consumer and other                      (500)      (146)       (378)         24
             Federal funds sold                         151        328         (65)       (112)
             Interest bearing balances with banks        (8)        55         (41)        (22)
             ----------------------------------------------------------------------------------
               Total Interest Income                 (1,885)       694      (3,654)      1,075
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                (15)        15         (28)         (2)
LIABILITIES    Savings                                 (228)        54        (264)        (18)
               Money markets                           (592)       (52)       (559)         19
               Time - Over $100                        (554)      (193)       (419)         58
               Time - Other                          (1,266)      (378)       (980)         92
             Federal funds purchased                      -          -           -           -
             Repurchase agreements                      (93)        27        (110)        (10)
             Short-term borrowings                        1          2          (1)          -
             Long-term borrowings                     2,964          -           -       2,964
             ----------------------------------------------------------------------------------
             Total Interest Expense                     217       (525)     (2,361)      3,103
             ----------------------------------------------------------------------------------
             Net Interest Income                   $ (2,102)  $  1,219    $ (1,293)    $(2,028)
             ==================================================================================



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


                  Penseco Financial Services Corporation / 2003 Annual Report 15

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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,           2003       2002       2001
--------------------------------------------------------------
Trust department income        $  1,311   $  1,266   $  1,233
Service charges on
  deposit accounts                1,133      1,123      1,126
Merchant transaction income       5,005      5,519      5,331
Other fee income                  1,630      1,562      1,291
Other operating income            1,323        553        231
Realized gains (losses) on
  securities, net                   341      1,009        (26)
--------------------------------------------------------------
  Total Other Income           $ 10,743   $ 11,032   $  9,186
==============================================================

Total other income decreased $289 or 2.6% during 2003 to $10,743 from $11,032 for 2002. Merchant transaction income decreased $514 or 9.3% due to a loss of service to a major merchant. Other fee income increased $68 or 4.4% partly from increased fees from mortgage loans serviced for others and offset by a decrease in brokerage income due to the softness in the economy. Other operating income increased $770, mainly due to a $624 increase in gains on sale of low-yield, fixed-rate, non-portfolio mortgage loans. The Company also realized a security gain of $341 due to the sale of a $5 million, short-term U.S. Treasury and $10 million of short-term U.S. Agency securities, which were re-deployed into longer term U.S. Agency securities.

     Total other income increased $1,846 or 20.1% during 2002 to $11,032 from $9,186 for 2001. Components of this increase include $1,009 from the gain on the sale of U.S. Agency securities, merchant transaction income of $188 along with an increase in fee income of $158 due to our brokerage division and a gain on the sale of low-yield, fixed-rate non-portfolio mortgage loans of $444.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,           2003       2002       2001
--------------------------------------------------------------
Salaries and employee
  benefits                     $  9,010   $  9,048   $  8,180
Occupancy expenses, net           1,388      1,384      1,416
Furniture and equipment
  expenses                        1,175      1,208      1,245
Merchant transaction
  expenses                        4,158      4,731      4,636
Other operating expenses          4,723      4,727      4,600
--------------------------------------------------------------
  Total Other Expenses         $ 20,454   $ 21,098   $ 20,077
==============================================================

Other expenses decreased $644 or 3.1% for 2003 to $20,454 from $21,098 for 2002. Salaries and employee benefits decreased $38 to $9,010 for 2003 from $9,048 for 2002 despite increased pension costs of $361. Merchant transaction expenses decreased $573 or 12.1%, the result of a loss of service to a major merchant.

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

INCOME TAXES

Federal income tax expense decreased $628 or 27.8% to $1,628 in 2003 compared to $2,256 in 2002, due to increased tax free income and decreased operating income.

     Federal income tax expense increased $387 or 20.7% to $2,256 in 2002 compared to $1,869 in 2001, due to increased operating income.

     The Company's effective income tax rate for 2003, 2002 and 2001 was 21.4%, 25.0% and 25.0%, respectively.

     For further discussion pertaining to Federal income taxes, see Note 14 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $87.6 million or 17.6% during 2003 to $584.6 million at December 31, 2003 compared to $497.0 million at December 31, 2002 For the year ended December 31, 2002 total assets increased $14.4 million to $497.0 million or a 3.0% increase over $482.6 million at December 31, 2001.


ASSETS (in millions)             YEAR
-------------------------------------
       $ 584,590                 2003
         496,956                 2002
         482,551                 2001
         467,230                 2000
         428,614                 1999


INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

     The following table presents the carrying value, by security type, for the Company's investment portfolio.

December 31,                           2003        2002        2001
--------------------------------------------------------------------
U.S.Treasury securities           $  15,387   $  36,456   $  36,069
U.S. Agency obligations             221,156      52,026      60,520
States & political subdivisions      50,228      49,294      29,741
Equity securities                     6,354       1,356       2,293
-------------------------------------------------------------------
  Total Investment Securities     $ 293,125   $ 139,132   $ 128,623
===================================================================

16 Penseco Financial Services Corporation / 2003 Annual Report

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                           2003        2002        2001        2000        1999
-------------------------------------------------------------------------------------------
Real estate - construction
  and land development            $   3,078   $   5,031   $   9,124   $   9,321   $   3,241
Real estate mortgages               172,964     217,883     246,486     234,212     216,574
Commercial                           30,056      30,077      30,001      21,566      18,995
Credit card and related plans         2,403       2,320       2,377       2,267       2,203
Installment                          25,855      27,306      30,142      30,290      28,693
Obligations of states &
  political subdivisions              6,026       6,239       5,678      10,085      11,821
-------------------------------------------------------------------------------------------
  Loans, net of unearned income     240,382     288,856     323,808     307,741     281,527
Less: Allowance for loan losses       3,500       3,347       3,600       3,100       2,950
-------------------------------------------------------------------------------------------
  Loans, net                      $ 236,882   $ 285,509   $ 320,208   $ 304,641   $ 278,577
===========================================================================================

LOANS

Total net loans decreased $48.6 million to $236.9 million at December 31, 2003 from $285.5 million at December 31, 2002, a decrease of 17.0%. The decrease is due to the refinancing of higher yielding residential portfolio mortgage loans with low fixed-rate obligations, which then were sold in the secondary market.

     Total net loans decreased $34.7 million to $285.5 million at December 31, 2002 from $320.2 million at December 31, 2001, a decrease of 10.8%. The decrease is due to management's reluctance to carry low-yield, fixed-rate mortgages, while concentrating on increasing variable rate loans.


NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 236,882                       2003
         285,509                       2002
         320,208                       2001
         304,641                       2000
         278,577                       1999


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

                  Penseco Financial Services Corporation / 2003 Annual Report 17

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:



December 31,                                     2003      2002      2001      2000      1999
---------------------------------------------------------------------------------------------
Non-accrual loans                             $ 1,533   $ 2,245   $ 1,917   $ 1,210   $   836
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        169       394       304       313       476
  Credit card and home equity loans                 3         -        22        23         -
---------------------------------------------------------------------------------------------
  Total non-performing loans                    1,705     2,639     2,243     1,546     1,312
Other real estate owned                           121        59       143       201        33
---------------------------------------------------------------------------------------------
  Total non-performing assets                 $ 1,826   $ 2,698   $ 2,386   $ 1,747   $ 1,345
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

     Loans on which the accrual of interest has been discontinued or reduced amounted to $1,533, $2,245 and $1,917 at December 31, 2003, 2002 and 2001,
respectively. If interest on those loans had been accrued, such income would have been $198, $171 and $152 for 2003, 2002 and 2001, respectively. Interest income on those loans, which is recorded only when received, amounted to $29, $77 and $86 for 2003, 2002 and 2001, respectively. There are no commitments to lend additional funds to borrowers whose loans are on non-accrual status.

     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2003, there are no significant loans as to which management has serious doubt about their collectibility.

     At December 31, 2003, 2002 and 2001, the Company did not have any loans specifically classified as impaired.

     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:



Years Ended December 31,                   2003      2002      2001      2000      1999
-----------------------------------------------------------------------------------------
Balance at beginning of year            $ 3,347   $ 3,600   $ 3,100   $ 2,950   $ 2,830
-----------------------------------------------------------------------------------------
Charge-offs:
  Real estate mortgages                      11        91        38        37        82
  Commercial and all others                 289       944       389        51        13
  Credit card and related plans              51        44        37        27        65
  Installment loans                           4        22        19        24        26
-----------------------------------------------------------------------------------------
Total charge-offs                           355     1,101       483       139       186
-----------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                      24        31        20        30         -
  Commercial and all others                   6         -         -         -       195
  Credit card and related plans               2         1         1         9        10
  Installment loans                           -         3         8        17        12
-----------------------------------------------------------------------------------------
Total recoveries                             32        35        29        56       217
-----------------------------------------------------------------------------------------
Net charge-offs (recoveries)                323     1,066       454        83       (31)
-----------------------------------------------------------------------------------------
Provision charged to operations             476       813       954       233        89
-----------------------------------------------------------------------------------------
  Balance at End of Year                $ 3,500   $ 3,347   $ 3,600   $ 3,100   $ 2,950
=========================================================================================
Ratio of net charge-offs (recoveries)
to average loans outstanding              0.12%     0.34%     0.14%     0.03%     (0.01)%
=========================================================================================

18 Penseco Financial Services Corporation / 2003 Annual Report

The allowance for loan losses is allocated as follows:



December 31,                    2003             2002             2001             2000             1999
---------------------------------------------------------------------------------------------------------------
                              Amount     %1    Amount     %1    Amount     %1    Amount     %1    Amount     %1
---------------------------------------------------------------------------------------------------------------
Real estate mortgages        $ 1,100   73%    $ 1,600   77%    $ 1,700   79%    $ 1,500   79%    $ 1,500   78%
Commercial
  and all others               1,970   15       1,222   13       1,375   11       1,100   10         950   10
Credit card and
  related plans                  180    1         175    1         175    1         150    1         150    1
Personal installment loans       250   11         350    9         350    9         350   10         350   11
---------------------------------------------------------------------------------------------------------------
  Total                      $ 3,500  100%    $ 3,347  100%    $ 3,600  100%    $ 3,100  100%    $ 2,950  100%
===============================================================================================================

Note: 1 - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits decreased $6.8 million to $407.9 million at December 31, 2003 from $414.7 million at December 31, 2002, a decrease of 1.6% due to a decrease in time deposits. Company deposits increased $8.2 million to $414.7 million at December 31, 2002 from $406.5 million at December 31, 2001, an increase of 2.0% due to increases in DDA and savings deposits.

The maturities of time deposits of $100,000 or more are as follows:

  Three months or less                  $  9,143
  Over three months through six months     2,676
  Over six months through twelve months    7,824
  Over twelve months                      10,678
                                        --------
  Total                                 $ 30,321
                                        ========



DEPOSITS (in millions)            YEAR
--------------------------------------
       $ 407,944                  2003
         414,664                  2002
         406,531                  2001
         387,439                  2000
         367,332                  1999


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

                  Penseco Financial Services Corporation / 2003 Annual Report 19

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

     The Company offers collateralized repurchase agreements, that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $95,701 of available borrowing capacity with the FHLB.

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

     Financial instruments whose contract amounts represent credit risk at December 31, 2003 and 2002 are as follows:

                                    2003        2002
----------------------------------------------------
Commitments to extend credit:
  Fixed rate                    $ 19,147    $ 12,273
  Variable rate                 $ 52,188    $ 66,257
Standby letters of credit       $ 15,363    $ 10,586

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

     The Company's total risk-based capital ratio was 21.99% at December 31, 2003. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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


STOCKHOLDERS' EQUITY (in millions)        YEAR
----------------------------------------------
        $ 60,807                          2003
          58,975                          2002
          54,648                          2001
          50,067                          2000
          45,743                          1999


20 Penseco Financial Services Corporation / 2003 Annual Report

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

                  Penseco Financial Services Corporation / 2003 Annual Report 21

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2003

The table below presents States and political subdivisions securities on a fully taxable equivalent basis.

                                                                                                     Non-Rate
                                          2004        2005      2006      2007      2008  Thereafter Sensitive     Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Fixed interest rate securities:
  U.S. Treasury securities           $  10,030  $    5,357  $      -  $      -  $      -  $       -  $       -  $  15,387  $  15,387
       Yield                             3.00%       6.79%         -         -         -          -          -      4.32%
  U.S. Agency obligations               15,490      34,444    23,727     3,153     3,297     68,239          -    148,350    147,770
       Yield                             4.27%       4.47%     2.69%      4.48%    4.48%      4.48%          -      4.17%
  States & political subdivisions            -           -         -         -         -     50,228          -     50,228     52,947
       Yield                                 -           -         -         -         -      7.55%          -      7.55%
Variable interest rate securities:
  U.S. Agency obligations               20,559      21,034    21,195     4,972     5,046          -          -     72,806     72,814
       Yield                             3.50%       3.49%     3.46%     4.48%     4.48%          -          -      3.62%
  Federal Home Loan Bank stock               -           -         -         -         -      5,840          -      5,840      5,840
       Yield                                 -           -         -         -         -      1.40%          -      1.40%
  Other                                      -           -         -         -         -        514          -        514        514
       Yield                                 -           -         -         -         -      4.63%          -      4.63%
Fixed interest rate loans:
  Real estate mortgages                  4,194       3,597     3,875     3,592     3,518     31,087          -     49,863     50,225
       Yield                             6.91%       7.18%     6.79%     7.20%     7.20%      6.78%          -      6.88%
  Consumer and other                     1,579       1,423     1,279     1,014       850      1,051          -      7,196      7,337
       Yield                             6.76%       6.57%     6.24%     5.73%     5.35%      7.98%          -      6.50%
Variable interest rate loans:
  Real estate mortgages                 24,844      12,356    11,700    11,287    11,331     54,661          -    126,179    127,294
       Yield                             4.22%       4.33%     4.36%     4.35%     4.35%      4.59%          -      4.43%
  Commercial                            30,056           -         -         -         -          -          -     30,056     30,056
       Yield                             4.78%           -         -         -         -          -          -      4.78%
  Consumer and other                    11,247       3,925     3,509     3,051     3,141      2,215          -     27,088     27,187
       Yield                             4.77%       5.53%     4.71%     3.51%     3.51%      3.54%          -      4.48%
Less: Allowance for loan losses            697         354       339       315       314      1,481          -      3,500
Interest bearing deposits with banks     4,693           -         -         -         -          -          -      4,693      4,693
       Yield                              .80%           -         -         -         -          -          -       .80%
Federal funds sold                      23,600           -         -         -         -          -          -     23,600     23,600
       Yield                              .89%           -         -         -         -          -          -       .89%
Cash and due from banks                      -           -         -         -         -          -     10,062     10,062     10,062
Other assets                                 -           -         -         -         -          -     16,228     16,228
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $ 145,595  $   81,782  $ 64,946  $ 26,754  $ 26,869  $ 212,354  $  26,290  $ 584,590  $ 575,726
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing          $       -  $   30,515  $      -  $      -  $      -  $       -  $       -  $  30,515  $  30,515
       Yield                                 -        .25%         -         -         -          -          -       .25%
  Savings                                    -      80,689         -         -         -          -          -     80,689     80,689
       Yield                                 -        .49%         -         -         -          -          -       .49%
  Money markets                         89,103           -         -         -         -          -          -     89,103     89,103
       Yield                              .70%           -         -         -         -          -          -       .70%
  Time - Other                          10,063           -         -         -         -          -          -     10,063     10,063
       Yield                             2.92%           -         -         -         -          -          -      2.92%
Fixed interest rate deposits:
  Time - Over $100,000                  19,643       2,781     2,644     3,061     2,092        100          -     30,321     30,860
       Yield                             1.72%       2.40%     3.64%     4.77%     3.87%      5.00%          -      2.42%
  Time - Other                          48,015       8,068     7,206    14,443     6,970      2,825          -     87,527     88,384
       Yield                             1.66%       2.70%     3.19%     4.66%     3.60%      4.54%          -      2.62%
Demand - Non-interest bearing                -           -         -         -         -          -     79,726     79,726     79,726
Repurchase agreements                   19,454           -         -         -         -          -          -     19,454     19,454
       Yield                              .75%           -         -         -         -          -          -       .75%
Short-term borrowings                      823           -         -         -         -          -          -        823        823
       Yield                              .76%           -         -         -         -          -          -       .76%
Long-term borrowings                     6,648       9,139     9,464     9,801     9,181     49,290          -     93,523     93,549
       Yield                             3.52%       3.52%     3.53%     3.53%     3.53%      4.12%          -      3.84%
Other liabilities                            -           -         -         -         -          -      2,039      2,039
Stockholders' equity                         -           -         -         -         -          -     60,807     60,807
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                 $ 193,749  $  131,192  $ 19,314  $ 27,305  $ 18,243  $  52,215  $ 142,572  $ 584,590  $ 523,166
====================================================================================================================================
Excess of (liabilities) assets
subject to interest rate change      $ (48,154) $  (49,410) $ 45,632  $   (551) $  8,626  $ 160,139  $(116,282) $       -
====================================================================================================================================

22 Penseco Financial Services Corporation / 2003 Annual Report

ITEM 8  Financial Statements and Supplementary Data

                          Consolidated Balance Sheets

(in thousands, except per share data)

                 December 31,                                    2003       2002
                 ---------------------------------------------------------------
ASSETS           Cash and due from banks                    $  10,062  $  11,120
                 Interest bearing balances with banks           4,693     10,424
                 Federal funds sold                            23,600     33,075
                 ---------------------------------------------------------------
                   Cash and Cash Equivalents                   38,355     54,619

                 Investment securities:
                   Available-for-sale, at fair value          179,600    108,083
                   Held-to-maturity (fair value of $115,672
                     and $32,986, respectively)               113,525     31,049
                 ---------------------------------------------------------------
                   Total Investment Securities                293,125    139,132

                 Loans, net of unearned income                240,382    288,856
                   Less: Allowance for loan losses              3,500      3,347
                 ---------------------------------------------------------------
                 Loans, Net                                   236,882    285,509
                 Bank premises and equipment                    9,935      9,920
                 Other real estate owned                          121         59
                 Accrued interest receivable                    3,298      3,399
                 Other assets                                   2,874      4,318
                 ---------------------------------------------------------------
                   Total Assets                             $ 584,590  $ 496,956
                 ===============================================================
LIABILITIES      Deposits:
                   Non-interest bearing                     $  79,726  $  78,560
                   Interest bearing                           328,218    336,104
                   Total Deposits                             407,944    414,664
                 Other borrowed funds:
                   Repurchase agreements                       19,454     19,419
                   Short-term borrowings                          823        890
                   Long-term borrowings                        93,523          -
                 Accrued interest payable                       1,158      1,317
                 Other liabilities                                881      1,691
                 ---------------------------------------------------------------
                   Total Liabilities                          523,783    437,981
                 ---------------------------------------------------------------

STOCKHOLDERS'    Common stock, $.01 par value, 15,000,000
EQUITY             shares authorized, 2,148,000
                   shares issued and outstanding                   21         21
                 Surplus                                       10,819     10,819
                 Retained earnings                             48,131     45,060
                 Accumulated other comprehensive income         1,836      3,075
                 ---------------------------------------------------------------
                   Total Stockholders' Equity                  60,807     58,975
                 ---------------------------------------------------------------
                   Total Liabilities and
                   Stockholders' Equity                     $ 584,590  $ 496,956
                 ===============================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2003 Annual Report 23

                       Consolidated Statements of Income

(in thousands, except per share data)


              Years Ended December 31,                      2003       2002       2001
              -------------------------------------------------------------------------
INTEREST      Interest and fees on loans                $ 14,632   $ 20,553   $ 24,683
              Interest and dividends on investments:
                U.S. Treasury securities and U.S.
                  Agency obligations                       8,275      4,900      5,577
                States & political subdivisions            2,569      2,080      1,434
                Other securities                             108         79        128
              Interest on Federal funds sold                 340        189          6
              Interest on balances with banks                 90         98         32
              -------------------------------------------------------------------------
                Total Interest Income                     26,014     27,899     31,860
              -------------------------------------------------------------------------
INTEREST      Interest on time deposits
EXPENSE         of $100,000 or more                          844      1,398      1,779
              Interest on other deposits                   4,226      6,327      9,605
              Interest on other borrowed funds             3,158        286      1,140
                Total Interest Expense                     8,228      8,011     12,524
              -------------------------------------------------------------------------
                Net Interest Income                       17,786     19,888     19,336
              Provision for loan losses                      476        813        954
              -------------------------------------------------------------------------
                Net Interest Income After Provision
                  for Loan Losses                         17,310     19,075     18,382
              -------------------------------------------------------------------------
OTHER         Trust department income                      1,311      1,266      1,233
INCOME        Service charges on deposit accounts          1,133      1,123      1,126
              Merchant transaction income                  5,005      5,519      5,331
              Other fee income                             1,630      1,562      1,291
              Other operating income                       1,323        553        231
              Realized gains (losses) on securities, net     341      1,009        (26)
              -------------------------------------------------------------------------
                Total Other Income                        10,743     11,032      9,186
              -------------------------------------------------------------------------
OTHER         Salaries and employee benefits               9,010      9,048      8,180
EXPENSES      Occupancy expenses, net                      1,388      1,384      1,416
              Furniture and equipment expenses             1,175      1,208      1,245
              Merchant transaction expenses                4,158      4,731      4,636
              Other operating expenses                     4,723      4,727      4,600
              -------------------------------------------------------------------------
                Total Other Expenses                      20,454     21,098     20,077
              -------------------------------------------------------------------------
              Income before income taxes                   7,599      9,009      7,491
              Applicable income taxes                      1,628      2,256      1,869
              -------------------------------------------------------------------------
                Net Income                              $  5,971   $  6,753   $  5,622
              =========================================================================
                Earnings Per Share                      $   2.78   $   3.14   $   2.62
              =========================================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

24 Penseco Financial Services Corporation / 2003 Annual Report

                Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2003, 2002 and 2001
--------------------------------------------

                                                                              Accumulated
                                                                                 Other          Total
                                             Common               Retained   Comprehensive   Stockholders'
(in thousands except per share data)         Stock      Surplus   Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  $ 21       $ 10,819   $ 38,269     $   958         $ 50,067

Comprehensive income:

  Net income, 2001                             -              -      5,622           -            5,622
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -       1,644            1,644
                                                                                                 -------
Comprehensive income                                                                              7,266

Cash dividends declared ($1.25 per share)      -              -     (2,685)          -           (2,685)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                    21         10,819     41,206       2,602           54,648

Comprehensive income:

  Net income, 2002                             -              -      6,753           -            6,753
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -         473              473
                                                                                                 -------
Comprehensive income                                                                              7,226

Cash dividends declared ($1.35 per share)      -              -     (2,899)          -           (2,899)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                    21         10,819     45,060       3,075           58,975

Comprehensive income:

  Net income, 2003                             -              -      5,971           -            5,971
  Unrealized losses on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -      (1,239)          (1,239)
                                                                                                 -------
Comprehensive income                                                                              4,732

Cash dividends declared ($1.35 per share)      -              -     (2,900)          -           (2,900)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  $ 21       $ 10,819   $ 48,131     $ 1,836         $ 60,807
==========================================================================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2003 Annual Report 25

                     Consolidated Statements of Cash Flows

(in thousands)   Years Ended December 31,                                 2003          2002          2001
                 ------------------------------------------------------------------------------------------
OPERATING        Net Income                                          $   5,971     $   6,753     $   5,622
ACTIVITIES       Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation                                        1,119         1,240         1,288
                     Provision for loan losses                             476           813           954
                     Deferred income tax (benefit) provision              (182)           95          (213)
                     Amortization of securities
                       (net of accretion)                                1,050           201            38
                     Net realized (gains) losses on securities            (341)       (1,009)           26
                     Loss (gain) on other real estate                       15             2           (14)
                     Loss on disposition of fixed assets                     -             7             -
                     Decrease in interest receivable                       101           200           391
                     Decrease (increase) in other assets                 1,441        (2,419)         (299)
                     Increase (decrease) in income taxes payable           252          (252)          208
                     Decrease in interest payable                         (159)         (260)         (691)
                     (Decrease) increase in other liabilities             (239)          (34)           78
                 ------------------------------------------------------------------------------------------
                     Net cash provided by
                       operating activities                              9,504         5,337         7,388
                 ------------------------------------------------------------------------------------------
INVESTING        Purchase of investment securities
ACTIVITIES         available-for-sale                                 (122,157)      (34,798)      (41,035)
                 Proceeds from sales and maturities of investment
                   securities available-for-sale                        48,715        24,797        52,568
                 Purchase of investment securities to be
                   held-to-maturity                                   (103,031)            -       (13,407)
                 Proceeds from repayments of investment
                   securities to be held-to-maturity                    19,894         1,017         1,487
                 Net loans repaid (originated)                          47,677        33,629       (16,786)
                 Proceeds from other real estate                           397           339           337
                 Proceeds from sale of fixed assets                          -             5             -
                 Investment in premises and equipment                   (1,134)         (389)         (364)
                 ------------------------------------------------------------------------------------------
                     Net cash (used) provided by
                       investing activities                           (109,639)       24,600       (17,200)
                 ------------------------------------------------------------------------------------------
FINANCING        Net increase in demand and savings deposits             6,862        18,906        14,784
ACTIVITIES       Net (payments) proceeds on time deposits              (13,582)      (10,773)        4,308
                 Increase in repurchase agreements                          35         1,279         3,054
                 Net (decrease) increase in short-term borrowings          (67)          873       (11,486)
                 Proceeds from long-term borrowings                    100,000             -             -
                 Payments on long-term borrowings                       (6,477)            -             -
                 Cash dividends paid                                    (2,900)       (2,899)       (2,685)
                 ------------------------------------------------------------------------------------------
                 Net cash provided by
                   financing activities                                 83,871         7,386         7,975
                 ------------------------------------------------------------------------------------------
                 Net (decrease) increase in cash
                   and cash equivalents                                (16,264)       37,323        (1,837)

                 Cash and cash equivalents at January 1                 54,619        17,296        19,133
                 ------------------------------------------------------------------------------------------
                 Cash and cash equivalents at December 31            $  38,355     $  54,619     $  17,296
                 ==========================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

26 Penseco Financial Services Corporation / 2003 Annual Report

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

EMERGING ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". The Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after December 15, 2003 for VIEs acquired before February 1, 2003.

     The Company presently does not have any variable interest entities which will be affected by the application of Interpretation No. 46.

     In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106". The Statement retains all required disclosures contained in the original Statement No. 132 and requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement benefit plans. The disclosure requirements are generally effective for years ended after December 15, 2003 with the following exceptions:

     Disclosure of estimated future benefit payments (as of the date of the latest balance sheet) expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, is effective for fiscal years ending after June 15, 2004.

     Companies with foreign plans may defer certain disclosures (the accumulated benefit obligation, estimated contributions, the measurement date and certain information about plan assets) associated with those plans until fiscal years ending after June 15, 2004.

     Employers are required to report various elements of pension and other benefit costs in interim financial statements for quarters beginning after December 15, 2003.

     Management does not anticipate that the adoption of the additional disclosures required by the Statement will have a significant effect on the Company's earnings or financial position.

INVESTMENT SECURITIES

Investments in securities are classified in two categories and accounted for as follows:

     Securities Held-to-Maturity Bonds, notes, debentures and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis, which approximates the interest method, over the remaining period to maturity.

     Securities Available-for-Sale Bonds, notes, debentures, mortgage-backed securities and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

     The amortization of premiums on mortgage-backed securities is done based on management's estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

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

                  Penseco Financial Services Corporation / 2003 Annual Report 27

1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (continued)

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

LONG-LIVED ASSETS

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001, amounted to $473, $650 and $497, respectively.

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

The Company paid interest and income taxes during the years ended December 31, 2003, 2002 and 2001 as follows:

                           2003       2002       2001
-----------------------------------------------------
Income taxes paid      $  1,698   $  2,636   $  1,909
Interest paid          $  8,387   $  8,271   $ 13,215

Non-cash transactions during the years ended December 31, 2003, 2002 and 2001, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $474, $257 and $265, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

--------------------------------------------------------------------------------

2  CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                               2003        2002
-----------------------------------------------------------
Cash items in process of collection    $  5,452    $    127
Non-interest bearing balances             1,371       8,708
Cash on hand                              3,239       2,285
-----------------------------------------------------------
  Total                                $ 10,062    $ 11,120
===========================================================

     The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

28 Penseco Financial Services Corporation / 2003 Annual Report

3 INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2003 and 2002 are as follows:

                              AVAILABLE-FOR-SALE

                                           Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2003                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
U.S. Treasury securities   $  15,008   $      379   $        -    $ 15,387
U.S. Agency securities        63,568        1,435            -      65,003
Mortgage-backed
  securities                  71,975          147          107      72,015
States & political
  subdivisions                20,158          683            -      20,841
--------------------------------------------------------------------------
  Total Debt Securities      170,709        2,644          107     173,246
Equity securities              6,109          245            -       6,354
--------------------------------------------------------------------------
  Total Available -
    for-Sale               $ 176,818   $    2,889   $      107    $179,600
==========================================================================

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
==========================================================================

Equity securities at December 31, 2003 and 2002, consisted primarily of Federal Home Loan Bank stock, which is a required investment in order to participate in an available line of credit program. The stock is stated at par value as there is no readily determinable fair value.

A summary of transactions involving available-for-sale debt securities in 2003, 2002 and 2001 are as follows:

December 31,                    2003        2002        2001
------------------------------------------------------------
Proceeds from sales        $  15,640   $  13,832   $  28,594
Gross realized gains             341       1,009          53
Gross realized losses              -           -          79



                                Held-to-Maturity

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2003                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
Mortgage-backed
  securities               $  84,138   $        8   $      580   $  83,566
States & political
  subdivisions                29,387        2,719            -      32,106
--------------------------------------------------------------------------
  Total Held-to-
    Maturity               $ 113,525   $    2,727   $      580   $ 115,672
==========================================================================


                                Held-to-Maturity

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2002                          Cost       Gains        Losses       Value
--------------------------------------------------------------------------
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
==========================================================================

Investment securities with amortized costs and fair values of $81,461 and $85,653 at December 31, 2003 and $88,034 and $92,907 at December 31, 2002, were pledged to secure trust funds, public deposits and for other purposes as required by law.

     The amortized cost and fair value of debt securities at December 31, 2003 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Available-for-Sale         Held-to-Maturity
--------------------------------------------------------------------------------
                                Amortized      Fair       Amortized      Fair
                                   Cost        Value         Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities      $  10,010    $  10,030    $       -    $       -
  U.S. Agency
    securities                     12,570       12,731            -            -
After one year through
  five years:
  U.S. Treasury
    securities                      4,998        5,357            -            -
  U.S. Agency
    securities                     50,998       52,272            -            -
After ten years:
  States & political
    subdivisions                   20,158       20,841       29,387       32,106
--------------------------------------------------------------------------------
    Subtotal                       98,734      101,231       29,387       32,106
Mortgage-backed securities         71,975       72,015       84,138       83,566
--------------------------------------------------------------------------------
    Total Debt Securities       $ 170,709    $ 173,246    $ 113,525    $ 115,672
================================================================================


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 are as follows:

                                   Fair      Unrealized
Mortgaged-backed securities        Value       Losses
-------------------------------------------------------
Less than twelve months         $ 130,285    $     687
Twelve months or more                   -            -
-------------------------------------------------------
Totals                          $ 130,285    $     687
=======================================================

The above table includes three (3) securities that have unrealized losses for less than twelve months. The unrealized losses in each case are related solely to interest rate fluctuations.

                  Penseco Financial Services Corporation / 2003 Annual Report 29

4  LOANS

Major classifications of loans are as follows:

December 31,                                      2003        2002
------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development          $   3,078    $  5,031
  Secured by farmland                                -           -
  Secured by 1-4 family residential
    properties:
    Revolving, open-end loans                   18,945      15,818
    Secured by first liens                      93,380     135,602
    Secured by junior liens                     15,588      20,921
  Secured by multi-family properties               165         635
  Secured by non-farm, non-residential
    properties                                  44,886      44,907
Commercial and industrial loans
  to U.S. addressees                            30,056      30,077
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                  2,403       2,320
  Other (installment and
    student loans, etc.)                        25,192      26,942
Obligations of states &
  political subdivisions                         6,026       6,239
All other loans                                    663         364
------------------------------------------------------------------
  Gross Loans                                  240,382     288,856
Less: Unearned income on loans                       -           -
------------------------------------------------------------------
  Loans, Net of Unearned Income              $ 240,382    $288,856
==================================================================


Loans on which the accrual of interest has been discontinued or reduced amounted to $1,533, $2,245 and $1,917 at December 31, 2003, 2002 and 2001, respectively.
If interest on those loans had been accrued, such income would have been $198, $171 and $152 for 2003, 2002 and 2001, respectively. Interest income on those loans, which is recorded only when received, amounted to $29, $77 and $86 for 2003, 2002 and 2001, respectively. Also, at December 31, 2003 and 2002, the Bank had loans totalling $172 and $394, respectively, which were past due 90 days or more and still accruing interest (credit card, home equity and guaranteed student loans).

--------------------------------------------------------------------------------

5  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                   2003       2002       2001
---------------------------------------------------------------------
Balance at beginning of year            $ 3,347    $ 3,600    $ 3,100
Provision charged to operations             476        813        954
Recoveries credited to allowance             32         35         29
---------------------------------------------------------------------
                                          3,855      4,448      4,083
Losses charged to allowance                (355)    (1,101)      (483)
---------------------------------------------------------------------
  Balance at End of Year                $ 3,500    $ 3,347    $ 3,600
=====================================================================


A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,        Book Provision       Tax Deduction
------------------------        --------------       -------------
        2003                        $  476              $   323
        2002                        $  813              $ 1,066
        2001                        $  954              $   454

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $948, $948 and $948 at December 31, 2003, 2002 and 2001,
respectively.

--------------------------------------------------------------------------------

6  LOAN SERVICING

The Company services $73,663 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $709 and $299, at December 31, 2003 and 2002, respectively. The balance of the servicing rights was $647 and $227 at December 31, 2003 and 2002, respectively, net of amortization.

     The Company recorded $569 and $236 in new mortgage servicing rights in 2003 and 2002, respectively. Amortization expense of $149 and $9 was recorded for the years ended December 31, 2003 and 2002, respectively.

     There was no allowance for impairment recorded at December 31, 2003 or 2002.

--------------------------------------------------------------------------------

7  BANK PREMISES AND EQUIPMENT

December 31,                           2003         2002
--------------------------------------------------------
Land                               $  3,122     $  2,919
Buildings and improvements           14,531       14,519
Furniture and equipment              12,458       11,539
--------------------------------------------------------
                                     30,111       28,977
Less: Accumulated depreciation       20,176       19,057
--------------------------------------------------------
  Net Bank Premises
    and Equipment                  $  9,935     $  9,920
========================================================

Buildings and improvements are being depreciated over 10 to 50 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,119 in 2003, $1,240 in 2002 and $1,288 in 2001.

     Occupancy expenses were reduced by rental income received in the amount of $64, $63 and $61 in the years ended December 31, 2003, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

8  OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2003 and 2002 was $121 and $59, respectively, supported by appraisals of the real estate involved.

--------------------------------------------------------------------------------

9 INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

                                    Equity in
                                    underlying                   Bank's
           Percent         Total    net assets    Amount    proportionate
          of voting     investment  at balance      of      part of loss
Year     stock owned     and loan   sheet date   dividends  for the period
--------------------------------------------------------------------------

2003         100%        $ 3,450     $ 3,435       None        $     -
2002         100%        $ 3,550     $ 3,535       None        $     -
2001         100%        $ 3,650     $ 3,635       None        $     -


30 Penseco Financial Services Corporation / 2003 Annual Report

10 DEPOSITS

December 31,                            2003         2002
---------------------------------------------------------
Demand - Non-interest
  bearing                          $  79,726    $  78,560
Demand - Interest bearing             30,515       31,363
Savings                               80,689       73,786
Money markets                         89,103       89,462
Time - Over $100,000                  30,321       33,686
Time - Other                          97,590      107,807
---------------------------------------------------------
  Total                            $ 407,944    $ 414,664
=========================================================

Scheduled maturities of time deposits are as follows:

        2004                 $  77,721
        2005                    10,849
        2006                     9,850
        2007                    17,504
        2008                     9,062
        2009 and thereafter      2,925
--------------------------------------
            Total            $ 127,911
=======================================

--------------------------------------------------------------------------------

11 OTHER BORROWED FUNDS

At December 31, 2003 and 2002, other borrowed funds consisted of demand notes to the U.S. Treasury and Repurchase agreements.

     Short-term borrowings generally have original maturity dates of thirty days or less.

     Investment securities with amortized costs and fair values of $28,025 and $29,289 at December 31, 2003 and $27,133 and $29,008 at December 31, 2002, were pledged to secure repurchase agreements.

Years Ended December 31,                    2003        2002
------------------------------------------------------------
Amount outstanding at year end          $ 20,277    $ 20,309
Average interest rate at year end           .75%       1.57%
Maximum amount outstanding at
  any month end                         $ 19,948    $ 24,649
Average amount outstanding              $ 22,176    $ 20,792
Weighted average interest rate
  during the year:
    Federal funds purchased                2.12%        .53%
    Repurchase agreements                   .88%       1.00%
    Demand notes to U.S. Treasury           .90%       1.00%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,298 and $10,226 at December 31, 2003 and $10,010 and $10,150
at December 31, 2002 and with interest rates of 2.00% and .75% at December 31, 2003 and December 31, 2002, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2003 and 2002, respectively.

     The Company has the availability of a $5,000 overnight Federal funds line of credit with Wachovia Bank, N.A. There was no balance outstanding as of December 31, 2003 and 2002, respectively.

     The Company maintains a collateralized maximum borrowing capacity of $95,701 with the Federal Home Loan Bank of Pittsburgh (FHLB).

--------------------------------------------------------------------------------

12 LONG-TERM DEBT

The loans from the Federal Home Loan Bank, which were borrowed to purchase a mortgage-backed security, are secured by a general collateral pledge of the Company's assets.

     A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2003 is as follows:

Monthly        Fixed   Maturity
Installment     Rate       Date          Balance
------------------------------------------------
$ 161          2.73%   03/13/08         $  7,727
  253          3.22%   03/13/10           17,163
  430          3.74%   03/13/13           40,302
  186          4.69%   03/13/23           28,331
------------------------------------------------
Total                                   $ 93,523
================================================

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at December 31, 2003 are as follows: 2004 $6,648, 2005 $9,139, 2006 $9,464, 2007 $9,801, 2008 $9,181 and thereafter
$49,290 for a total of $93,523.

--------------------------------------------------------------------------------

13 EMPLOYEE BENEFIT PLANS

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

     At December 31, 2003 and 2002, the ESOP held 89,204 and 88,962 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $0, $140 and $140 to the plan during the years ended December 31, 2003, 2002 and 2001, respectively.

     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $70, $0 and $0 to the plan during the years ended December 31, 2003, 2002 and 2001, respectively.

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

                  Penseco Financial Services Corporation / 2003 Annual Report 31

A reconciliation of the funded status of the plans with amounts reported on the Consolidated Balance Sheets is as follows:

                                    Pension Benefits        Other Benefits
                                   ------------------      ----------------
December 31,                          2003       2002         2003     2002
---------------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation,
      beginning                   $  9,855   $  9,059       $  250   $  186
    Service cost                       385        370            6        5
    Interest cost                      635        588           15       15
    Change in assumptions              237          -            7        -
    Amendments                           -        111            -        -
    Actuarial gain (loss)               88         26            -       51
    Benefits paid                     (316)      (299)          (9)      (7)
---------------------------------------------------------------------------
  Benefit obligation,
    ending                          10,884      9,855          269      250
---------------------------------------------------------------------------
Change in plan assets:
    Fair value of plan
      assets, beginning              7,804      8,100            -        -
    Actual return on plan
      assets                           897       (219)           -        -
    Employer contribution              328        222            -        -
    Benefits paid                     (316)      (299)           -        -
---------------------------------------------------------------------------
  Fair value of plan
    assets, ending                   8,713      7,804            -        -
---------------------------------------------------------------------------
Funded status                       (2,171)    (2,051)        (269)    (250)
Unrecognized net transition
    asset                                -          -            -        -
Unrecognized net actuarial
    loss (gain)                      2,723      2,845          (27)     (34)
Unrecognized prior service
    cost                                55         56           57       64
---------------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                          $    607   $    850       $ (239)  $ (220)
===========================================================================

A reconciliation of net periodic pension and other benefit costs is as follows:


                                               Pension Benefits
                                              ------------------
Years Ended December 31,                  2003       2002       2001
---------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                        $  385     $  370     $  310
    Interest cost                          635        588        540
    Expected return on plan assets        (624)      (726)      (732)
    Amortization of transition asset         -          -        (66)
    Amortization of prior service cost       -       (104)         -
    Amortization of unrecognized
      net loss                             175         82          -
---------------------------------------------------------------------
      Net periodic pension cost         $  571     $  210     $   52
=====================================================================

                                                Other Benefits
                                              ------------------
Years Ended December 31,                  2003       2002       2001
---------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                        $    6     $    5     $    5
    Interest cost                           15         15         11
    Amortization of prior service cost       8          7          8
    Amortization of unrecognized
      net gain                              (1)        (1)        (7)
---------------------------------------------------------------------
      Net periodic other benefit cost   $   28     $   26     $   17
=====================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $153, $153 and $0, respectively at December 31, 2003 and $98, $98 and $0, respectively at December 31, 2002.

Weighted-average assumptions used to determine benefit obligations were as follows:

                                Pension Benefits        Other Benefits
                                ----------------        --------------
December 31,                  2003        2002            2003     2002
-----------------------------------------------------------------------
Discount rate                 6.25%   6.25% - 6.50%       6.25%   6.25%
Rate of compensation
  increase                    4.25%       4.50%           4.50%   4.50%


                                Pension Benefits        Other Benefits
                                ----------------        --------------
Years Ended December 31,      2003        2002            2003     2002
-----------------------------------------------------------------------
Discount rate                 6.25%   6.25% - 6.50%       6.25%   6.25%
Expected return on
  plan assets                 8.00%       9.00%              -       -
Rate of compensation
  increase                    4.25%       4.50%           4.50%   4.50%


The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets. The rate was reduced during 2003 due to the reduction in returns for the prior year.

     The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                     Plan Assets at December 31,
                                     ---------------------------
                                         2003       2002
---------------------------------------------------------
Asset Category
--------------
Equity securities                        52.4%      42.1%
Corporate bonds                          33.3%      36.8%
U.S. Government securities               13.1%      16.4%
Foreign equity securities                   -        2.7%
Cash and cash equivalents                 1.2%       2.0%
---------------------------------------------------------
                                        100.0%     100.0%
---------------------------------------------------------

The Company investment policies and strategies include:

1.) The Trust and Investment Division's equity philosophy is Large-Cap Core with a value bias. We invest in individual high-grade common stocks that are selected from our approved list.

2.) Diversification is maintained by having no more than 20% in any industry sector and no individual equity representing more than 10% of the portfolio.

3.) The fixed income style is conservative but also responsive to the various needs of our individual clients. For our "Fixed Income" securities, we buy U.S. Government bonds and Agencies or high-grade Corporate rated "A" or better. The Company targets the following allocation percentages: cash equivalents 10%, fixed income 40% and equities 50%.

     There is no Company stock included in equity securities at December 31, 2003 or 2002.

Contributions
-------------

The Company expects to contribute $318,519 to its pension plan and $11,576 to its other postretirement plan in 2004.

32 Penseco Financial Services Corporation / 2003 Annual Report

14 INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,           2003         2002         2001
------------------------------------------------------------------
Currently payable               $ 1,810      $ 2,161      $ 2,082
Deferred (benefit) provision       (182)          95         (213)
------------------------------------------------------------------
  Total                         $ 1,628      $ 2,256      $ 1,869
==================================================================

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,           2003         2002         2001
------------------------------------------------------------------
Tax at statutory rate           $ 2,584      $ 3,063      $ 2,547
Reduction for non-taxable
  interest                         (978)        (828)        (746)
Other additions                      22           21           68
------------------------------------------------------------------
  Applicable Income Taxes       $ 1,628      $ 2,256      $ 1,869
==================================================================

The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:

Years Ended December 31,           2003         2002         2001
------------------------------------------------------------------
Accretion of discount on bonds  $  (121)     $    53      $    53
Accelerated depreciation             67          (36)         (96)
Supplemental benefit plan           (16)           4           (9)
Allowance for loan losses           (53)          86         (180)
Prepaid pension cost                (59)         (12)          19
------------------------------------------------------------------
  Total                         $  (182)     $    95      $  (213)
==================================================================

The significant components of deferred tax assets and liabilities are as follows:

December 31,                              2003         2002
------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses            $   868      $   815
  Accumulated depreciation                 339          406
  Accrued supplemental benefit plan         47           31
------------------------------------------------------------
    Total Deferred Tax Assets            1,254        1,252
============================================================
Deferred tax liabilities:
  Unrealized securities gains              946        1,584
  Prepaid pension costs                    284          343
  Accumulated accretion                     27          148
------------------------------------------------------------
    Total Deferred Tax Liabilities       1,257        2,075
------------------------------------------------------------
    Net Deferred Tax Liabilities       $    (3)     $  (823)
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

--------------------------------------------------------------------------------

15 ACCUMULATED OTHER COMPREHENSIVE INCOME


Accumulated other comprehensive income of $1,836, $3,075 and $2,602 at December 31, 2003, 2002 and 2001, respectively consisted entirely of unrealized gains or losses on available-for-sale securities, net of tax.

     A reconciliation of other comprehensive income for the years ended December 31, 2003 and 2002 is as follows:

                                                        Tax
                                         Before-Tax   (Expense)    Net-of-Tax
2002                                       Amount      Benefit       Amount
------------------------------------------------------------------------------
Unrealized losses on
  available-for-sale securities:
    Unrealized losses arising during
      the year                            $(1,536)    $    522       $(1,014)
    Less:  Reclassification adjustment
      for gains realized in income            341         (116)          225
------------------------------------------------------------------------------
    Net unrealized losses                 $(1,877)    $    638       $(1,239)
==============================================================================


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
==============================================================================

--------------------------------------------------------------------------------

16 COMMITMENTS AND CONTINGENT LIABILITIES

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

     Financial instruments whose contract amounts represent credit risk at December 31, 2003 and 2002 are as follows:

                                        2003        2002
--------------------------------------------------------
Commitments to extend credit:
  Fixed rate                        $ 19,147    $ 12,273
  Variable rate                     $ 52,188    $ 66,257

Standby letters of credit           $ 15,363    $ 10,586


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

                  Penseco Financial Services Corporation / 2003 Annual Report 33

17 FAIR VALUE DISCLOSURE

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


                                             December 31, 2003          December 31, 2002
--------------------------------------------------------------------------------------------
                                           Carrying       Fair        Carrying      Fair
                                            Amount        Value        Amount       Value
--------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                 $  10,062     $  10,062    $  11,120    $  11,120
  Interest bearing balances with banks        4,693         4,693       10,424       10,424
  Federal funds sold                         23,600        23,600       33,075       33,075
--------------------------------------------------------------------------------------------
        Cash and cash equivalents            38,355        38,355       54,619       54,619
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities               15,387        15,387       36,456       36,456
      U.S. Agency obligations               137,018       137,018       50,606       50,606
      States & political subdivisions        20,841        20,841       19,665       19,665
      Federal Home Loan Bank stock            5,840         5,840          946          946
      Other securities                          514           514          410          410
    Held-to-maturity:
      U.S. Agency obligations                84,138        83,566        1,420        1,408
      States & political subdivisions        29,387        32,106       29,629       31,578
--------------------------------------------------------------------------------------------
        Total investment securities         293,125       295,272      139,132      141,069
  Loans, net of unearned income:
    Real estate mortgages                   176,042       177,519      222,914      225,138
    Commercial                               30,056        30,056       30,077       30,077
    Consumer and other                       34,284        34,524       35,865       36,107
    Less:  Allowance for loan losses          3,500                      3,347
--------------------------------------------------------------------------------------------
        Loans, net                          236,882       242,099      285,509      291,322
--------------------------------------------------------------------------------------------
        Total Financial Assets              568,362     $ 575,726      479,260    $ 487,010
Other assets                                 16,228                     17,696
--------------------------------------------------------------------------------------------
        Total Assets                      $ 584,590                  $ 496,956
============================================================================================

Financial Liabilities:
  Demand - Non-interest bearing           $  79,726     $  79,726    $  78,560    $  78,560
  Demand - Interest bearing                  30,515        30,515       31,363       31,363
  Savings                                    80,689        80,689       73,786       73,786
  Money markets                              89,103        89,103       89,462       89,462
  Time                                      127,911       129,307      141,493      144,981
--------------------------------------------------------------------------------------------
        Total Deposits                      407,944       409,340      414,664      418,152
  Repurchase agreements                      19,454        19,454       19,419       19,419
  Short-term borrowings                         823           823          890          890
  Long-term borrowings                       93,523        93,549            -            -
--------------------------------------------------------------------------------------------
        Total Financial Liabilities         521,744     $ 523,166      434,973    $ 438,461
Other Liabilities                             2,039                      3,008
Stockholders' Equity                         60,807                     58,975
--------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity              $ 584,590                  $ 496,956
============================================================================================

Standby Letters of Credit                 $    (153)    $    (153)   $    (106)   $    (106)

34 Penseco Financial Services Corporation / 2003 Annual Report

18 OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $86 in 2003, $80 in 2002 and $81 in 2001. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

     Future minimum rental commitments under these leases at December 31, 2003 are as follows:

                            Mount   Meadow    ATM
                           Pocono   Avenue   Sites    Total
-----------------------------------------------------------
2004                       $   48   $   19   $  17    $  84
2005                           48       20      12       80
2006                           48       13       -       61
2007                           48        -       -       48
2008                           48        -       -       48
2009 to 2012                  119        -       -      119
-----------------------------------------------------------
  Total minimum
    payments required      $  359   $   52   $  29    $ 440
===========================================================

--------------------------------------------------------------------------------

19 LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

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

Years Ended December 31,       2003         2002
-------------------------------------------------
Beginning Balance           $ 4,483      $ 6,664
Additions                     2,065         748
Collections                  (1,283)      (2,929)
-------------------------------------------------
  Ending Balance            $ 5,265      $ 4,483
=================================================

In addition to the loan amounts shown above, the Bank has issued a standby letter of credit for the account of a related party in the amount of $6,353.

--------------------------------------------------------------------------------

20 REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 2003, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                  Penseco Financial Services Corporation / 2003 Annual Report 35

               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

December 31, 2003              Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 61,824  21.99%    > $ 22,490  > 8.0%      > $ 28,112  >  10.0%
                                                  -           -           -           -
Tier I Capital
  (to Risk Weighted Assets)   $ 58,324  20.75%    > $ 11,245  > 4.0%      > $ 16,867  >  6.0%
                                                  -           -           -           -
Tier I Capital
  (to Average Assets)         $ 58,324  10.21%    >        *  >   *       > $ 28,556  >  5.0%
                                                  -           -           -           -

* 3.0%  ($17,134),  4.0%  ($22,845)  or 5.0%  ($28,556)  depending on the bank's
CAMELS Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
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

--------------------------------------------------------------------------------

21 PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,                                        2003          2002
----------------------------------------------------------------------
Cash                                            $      7      $      7
Investment in bank subsidiary                     60,389        58,626
Equity Investments                                   494           390
----------------------------------------------------------------------
Total Assets                                    $ 60,890      $ 59,023
======================================================================
Total Liabilities                               $     83      $     48
Total Stockholders' Equity                        60,807        58,975
======================================================================
Total Liabilities and Stockholders' Equity      $ 60,890      $ 59,023
======================================================================


STATEMENTS OF INCOME

Years Ended December 31,                2003        2002       2001
-------------------------------------------------------------------
Dividends from bank subsidiary      $  2,900    $  2,899    $ 2,892
Dividends on investment securities        10           9          5
-------------------------------------------------------------------
  Total Income                         2,910       2,908      2,897
Other non-interest expense                10           8          7
-------------------------------------------------------------------
Net income before undistributed
  earnings of bank subsidiary          2,900       2,900      2,890
Undistributed earnings of bank
  subsidiary                           3,071       3,853      2,732
-------------------------------------------------------------------
Net Income                          $  5,971    $  6,753    $ 5,622
===================================================================

STATEMENTS OF CASH FLOWS

Years Ended December 31,                      2003        2002        2001
--------------------------------------------------------------------------
Operating Activities:
Net Income                                $  5,971    $  6,753    $ 5,622
Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Equity in undistributed net
        income of bank subsidiary           (3,071)     (3,853)    (2,732)
--------------------------------------------------------------------------
      Net cash provided by
        operating activities                 2,900       2,900      2,890
--------------------------------------------------------------------------
Investing Activities:
Purchase of equity investment                    -           -       (199)
--------------------------------------------------------------------------
      Net cash used by
        investing activities                     -           -       (199)
--------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                         (2,900)     (2,899)    (2,685)
--------------------------------------------------------------------------
      Net cash used by
        financing activities                (2,900)     (2,899)    (2,685)
--------------------------------------------------------------------------
      Net increase in cash and
        cash equivalents                         -           1          6
Cash and cash equivalents at January 1           7           6          -
--------------------------------------------------------------------------
Cash and cash equivalents at December 31  $      7    $      7    $     6
==========================================================================

36 Penseco Financial Services Corporation / 2003 Annual Report

McGrail Merkel Quinn & Associates
Certified Public Accountants & Consultants

                                                               January 30, 2004





To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

             Report of Independent Registeres Public Accounting Firm
             -------------------------------------------------------

     We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and its wholly-owned subsidiary, Penn Security Bank and Trust Company as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ McGrail, Merkel, Quinn & Associates


                  37 Penseco Financial Services Corporation / 2002 Annual Report

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2003.

ITEM 9A Controls and Procedures

Based on the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, evaluations of the Company's Disclosure Controls and Procedures as of February 19, 2004 (evaluation date), they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

     Based on information available to them, they are not aware of significant deficiencies or material weaknesses in the Company's internal control system.

     Based on information available to them, they are not aware of any significant changes made in internal controls or in other factors that could significantly affect those controls subsequent to February 19, 2004 (evaluation date) and prior to the date of their certifications.

     Based on information available to them, they are not aware of any fraud that involves management or other employees of the Company.

                                    PART III
                                    --------

ITEM 10 Directors and Executive Officers of the Registrant

                                 CODE OF ETHICS
                                 --------------

The Company has had for many years a Code of Ethics applicable to all employees including the Company's principal Executive Officer and principal Financial Officer (Controller). The purpose of the Code is to promote honest and ethical conduct, full and fair disclosures of financial information, compliance with laws and regulations and accountability for actions.

     A copy of the Code of Ethics may be obtained, without charge, by contacting:

                          Patrick Scanlon, Controller
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                            Scranton, PA 18503-1848
                                 1-800-327-0394

                        AUDIT COMMITTEE FINANCIAL EXPERT
                        --------------------------------

     The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether or not its Audit Committee has, as one of its members, an "Audit Committee Financial Expert", as that term is defined by the U. S. Securities and Exchange Commission (SEC).

     The Board of Directors has elected not to designate any member as an "Audit Committee Financial Expert". The audit program at our organization has always been strong. We have our own, full-time, Internal Auditor reporting to the Audit Committee who has a staff of four full-time assistants. Our financial statements are audited by an independent public accounting firm, which has received approval from the Public Company Accounting Oversight Board to audit financial reports of SEC reporting companies. In addition to that, since we are a banking company, our bank, Penn Security Bank & Trust Company, is examined every year on an alternate basis by either the Pennsylvania Department of Banking or the Federal Deposit Insurance Corporation and our parent holding company, Penseco Financial Services Corporation, is examined yearly by the Federal Reserve. Our four member Audit Committee includes three members with substantial education and experience in accounting and financial management, of which, two are Chief Executive Officers of Companies and one is a former Executive Vice-President of our organization. The Audit Committee, as well as the entire Board of Directors, are ethical people who will act responsibly if anything is wrong. We think that our Committee members acting together have the expertise, information and advice to assure that our financial statements are fairly presented.

     Other information required by this Item as to Directors of the Company contained under the headings "Election of Directors", and "Board and Committee Meetings" within the definitive proxy statement relating to the Company's Annual Meeting of Shareholders, to be held May 4, 2004, is incorporated herein by reference thereto.

ITEM 11 Executive Compensation

The  information   contained  under  the  headings   "Executive   Compensation",
"Directors Compensation", "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 4, 2004, is incorporated herein by reference thereto.

38 Penseco Financial Services Corporation / 2003 Annual Report

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities & Principal Holders Thereof" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 4, 2004, is incorporated herein by reference thereto.

ITEM 13 Certain Relationships and Related Transactions

The information contained under the heading "Transactions with Directors and Principal Officers" in the definitive proxy relating to the company's annual meeting of stockholders, to be held May 4, 2004 is incorporated herein by reference thereto.

ITEM 14 Principal Accounting Fees and Services

The information contained under the heading "Our Relationship with Our Auditors" in the definitive proxy relating to the Company's Annual Meeting of Stockholders, to be held May 4, 2004 is incorporated herein by reference thereto.

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

(b) No current report on Form 8-K was filed for the fourth quarter of the fiscal year ended December 31, 2003.

(c)       The exhibits  required to be filed  by this Item are listed under Item
          14. (a) 3, above.

(d) There are no financial statement schedules required to be filed under this item.

                  Penseco Financial Services Corporation / 2003 Annual Report 39

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2004.


By:  /s/ Otto P. Robinson, Jr.
         -------------------------
         Otto P. Robinson, Jr.
         President


By:  /s/ Richard E. Grimm
         -------------------------
         Richard E. Grimm
         Executive Vice-President


By:  /s/ Patrick Scanlon
         -------------------------
         Patrick Scanlon
         Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2004.


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

40 Penseco Financial Services Corporation / 2003 Annual Report

                                 CERTIFICATIONS

I, Otto P. Robinson, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Penseco Financial Services Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 19, 2004


/s/  OTTO P. ROBINSON JR.
-------------------------
Otto P. Robinson, Jr.
President



I, Patrick Scanlon, certify that:

1. I have reviewed this annual report on Form 10-K of Penseco Financial Services Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 19, 2004


/s/  PATRICK SCANLON
--------------------
Patrick Scanlon
Controller


                  Penseco Financial Services Corporation / 2003 Annual Report 41

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002  (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

     (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Form 10-K") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

     (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

                             /s/ OTTO P. ROBINSON JR
                             -----------------------
                             Otto P. Robinson, Jr.
                             President
                             February 19, 2004

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

A signed original of the foregoing certification has been provided to the Company and will be retained by the Company in accordance with Rule 12b-11(d) of the Act and furnished to the Securities and Exchange Commission or its staff upon request.

This certification is qualified in its entirety by the report to which it is attached as an exhibit.

--------------------------------------------------------------------------------

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002  (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

     (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Form 10-K") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

     (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

                             /s/ PATRICK SCANLON
                             -----------------------
                             Patrick Scanlon
                             Controller
                             February 19, 2004

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

A signed original of the foregoing certification has been provided to the Company and will be retained by the Company in accordance with Rule 12b-11(d) of the Act and furnished to the Securities and Exchange Commission or its staff upon request.

This certification is qualified in its entirety by the report to which it is attached as an exhibit.

42 Penseco Financial Services Corporation / 2003 Annual Report

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

  14              Code of Ethics                                       Included herein by reference on page 38.

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

  22              Published report regarding matters submitted to      None
                  vote of security holders

  23              Consents of experts and counsel                      None

  24              Power of attorney                                    None

  31              Rule 13a-14(a)/15d-14(a) Certifications              Included herein by reference on page 41.

  32              Section 1350 Certifications                          Included herein by reference on page 42.

  99              Additional Exhibits                                  None


                  Penseco Financial Services Corporation / 2003 Annual Report 43

                                Company Officers
                                ----------------

EXECUTIVE OFFICERS

Otto P. Robinson, Jr.
President and General Counsel

Richard E. Grimm
Executive Vice-President, Treasurer and Cashier

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

Lynn Peters Thiel
Vice-President and Compliance Officer

James Tobin
Vice-President, Charge Card Manager

John H. Warnken
Vice-President, Operations

Robert P. Heim
Director of Internal Audit

Patrick Scanlon
Controller

P. Frank Kozik
Secretary


ASSISTANT VICE-PRESIDENTS

John R. Anderson III
Carl M. Baruffaldi
Mark M. Bennett
  and Assistant Secretary
Denise M. Cebular
Carol Curtis McMullen
  Assistant Trust Officer and Assistant Secretary
Paula M. DePeters
  and Assistant Treasurer
J. Patrick Dietz
Karyn Gaus Vashlishan
Lisa A. Kearney
Eleanor Kruk
Caroline Mickelson
Louis J. Rizzo
Aleta Sebastianelli
  and Assistant Secretary
Jeffrey Solimine
Jennifer S. Wohlgemuth
Linda Wolf
  and Training Officer
Beth S. Wolff
Deborah A. Wright
Mark J. Zakoski

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

AUDIT OFFICER
Ellen M. Evans

BRANCH OPERATIONS OFFICERS
Patricia A. Bruno
Stephen A. Hoffman

BUSINESS DEVELOPMENT OFFICER
Mary Carol Cicco

COLLECTIONS OFFICER
Robert E. Diehl

COMPUTER OPERATIONS OFFICER
Charles Penn

COST ACCOUNTING OFFICER
David R. Weiland

DIRECTOR OF CAMPUS BANKING
Douglas R. Duguay

DIRECTOR OF SYSTEMS / NETWORKING
Robert J. Saslo

FINANCIAL ANALYST
Chad J. Hazelton

LOAN ADMINISTRATION OFFICERs
Susan D. Blascak
Carol J. Ives

LOAN OFFICER
Denise Belton

MERCHANT OFFICER
Jill Ross

OPERATIONS OFFICER
Patricia Pliske

RETAIL BANKING OFFICER
Thomas J. Malinchak

TAX OFFICER
Robert W. McDonald

TRUST ADMINISTRATOR
Kristen R. Noll

TRUST OPERATIONS OFFICER
Carol Trezzi

TRUST INVESTMENT OFFICER
Katherine M. Oven

44 Penseco Financial Services Corporation / 2003 Annual Report

                              (INSIDE BACK COVER)

                              Company Board Members
                              ---------------------

PENSECO FINANCIAL SERVICES CORPORATION AND PENN SECURITY BANK AND TRUST COMPANY

BOARD OF DIRECTORS

Edwin J. Butler
Retired Bank Officer

Richard E. Grimm
Executive Vice-President, Treasurer and Cashier

Russell C. Hazelton
Retired Captain, Trans World Airlines

D. William Hume
Retired Bank Officer

James G. Keisling
CEO Compression Polymers Corp. and Vycom Corp.,
  Manufacturers of Plastic Sheet Products

P. Frank Kozik
President & CEO, Scranton Craftsmen, Inc., Manufacturer of
  Ornamental Iron and Precast Concrete Products

Robert W. Naismith, Ph.D.
Chairman & CEO, Life Science Analytics, Inc.

James B. Nicholas
President, D. G. Nicholas Co., Wholesale Auto Parts Company

Emily S. Perry
Retired Insurance Account Executive & Community Volunteer

Sandra C. Phillips
Penn State Master Gardener & Community Volunteer

Otto P. Robinson, Jr.
Attorney-at-Law, President

Steven L. Weinberger
President of G. Weinberger Company, Mechanical Contractor
  Specializing in Commercial & Industrial Construction

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