Form 10-Q
period 2004-03-04
PENSECO FINANCIAL SERVICES CORP
filed 2004-05-10
CIK 1054508

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

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 30, 2004 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION



                                                                            Page

Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                 Balance Sheets:

                    March 31, 2004............................................ 3
                    December 31, 2003......................................... 3

                 Statements of Income:

                    Three Months Ended March 31, 2004......................... 4
                    Three Months Ended March 31, 2003......................... 4

                 Statements of Cash Flows:

                    Three Months Ended March 31, 2004......................... 5
                    Three Months Ended March 31, 2003......................... 5

                 Notes to Financial Statements................................ 6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......19

     Item 4. Disclosure Controls and Procedures...............................19


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

     Item 3. Defaults Upon Senior Securities..................................20

     Item 4. Submission of Matters to a Vote of Security Holders..............20

     Item 5. Other Information................................................20

     Item 6. Exhibits and Reports on Form 8-K.................................20

     Signatures...............................................................20

     Certifications...........................................................21

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                               March 31,         December 31,
                                                                 2004               2003
                                                            ---------------    ---------------
ASSETS

Cash and due from banks                                        $   8,397          $  10,062
Interest bearing balances with banks                              10,493              4,693
Federal funds sold                                                     -             23,600
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       18,890             38,355
Investment securities:
  Available-for-sale, at fair value                              191,590            179,600
  Held-to-maturity (fair value of $113,529
    and $115,672, respectively)                                  109,965            113,525
                                                            ---------------    ---------------
    Total Investment Securities
                                                                 301,555            293,125
Loans, net of unearned income                                    249,214            240,382
  Less: Allowance for loan losses                                  3,500              3,500
                                                            ---------------    ---------------
     Loans, Net                                                  245,714            236,882
Bank premises and equipment                                        9,762              9,935
Other real estate owned                                               85                121
Accrued interest receivable                                        3,198              3,298
Other assets                                                       3,156              2,874
                                                            ---------------    ---------------
  Total Assets                                                 $ 582,360          $ 584,590
                                                            ===============    ===============
LIABILITIES

Deposits:
  Non-interest bearing                                         $  80,848          $  79,726
  Interest bearing                                               325,175            328,218
                                                            ---------------    ---------------
  Total Deposits                                                 406,023            407,944
Other borrowed funds:
  Repurchase agreements                                           20,226             19,454
  Short-term borrowings                                              428                823
  Long-term borrowings                                            91,327             93,523
Accrued interest payable                                           1,003              1,158
Other liabilities                                                  1,324                881
                                                            ---------------    ---------------
  Total Liabilities                                              520,331            523,783
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 48,631             48,131
Accumulated other comprehensive income                             2,558              1,836
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      62,029             60,807
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 582,360          $ 584,590
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Three Months Ended             Three Months Ended
                                                                   March 31, 2004                 March 31, 2003
                                                                --------------------           --------------------
INTEREST INCOME

Interest and fees on loans                                            $  3,156                       $  4,209
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   2,165                          1,430
  States & political subdivisions                                          771                            636
  Other securities                                                          24                             22
Interest on Federal funds sold                                              37                             52
Interest on balances with banks                                             16                             13
                                                                --------------------           --------------------
  Total Interest Income                                                  6,169                          6,362
                                                                --------------------           --------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                              170                            256
Interest on other deposits                                                 851                          1,167
Interest on other borrowed funds                                           932                            253
                                                                --------------------           --------------------
  Total Interest Expense                                                 1,953                          1,676
                                                                --------------------           --------------------
  Net Interest Income                                                    4,216                          4,686
Provision for loan losses                                                   18                            239
                                                                --------------------           --------------------
  Net Interest Income After Provision for Loan Losses                    4,198                          4,447
                                                                --------------------           --------------------
OTHER INCOME

Trust department income                                                    320                            315
Service charges on deposit accounts                                        271                            277
Merchant transaction income                                              1,429                          1,488
Other fee income                                                           267                            284
Other operating income                                                     127                            382
Realized gains (losses) on securities, net                                   -                              -
                                                                --------------------           --------------------
  Total Other Income                                                     2,414                          2,746
                                                                --------------------           --------------------
OTHER EXPENSES

Salaries and employee benefits                                           2,299                          2,202
Expense of premises and fixed assets                                       681                            691
Merchant transaction expenses                                            1,121                          1,264
Other operating expenses                                                 1,214                          1,112
                                                                --------------------           --------------------
  Total Other Expenses                                                   5,315                          5,269
                                                                --------------------           --------------------
Income before income taxes                                               1,297                          1,924
Applicable income taxes                                                    152                            365
                                                                --------------------           --------------------
  Net Income                                                             1,145                          1,559
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                     722                           (215)
                                                                --------------------           --------------------
  Comprehensive Income                                                $  1,867                       $  1,344
                                                                ====================           ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   0.53                       $   0.73

Cash Dividends Declared Per Common Share                              $   0.30                       $   0.30

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                      Three Months Ended          Three Months Ended
                                                                                        March 31, 2004              March 31, 2003
                                                                                     --------------------        -------------------
OPERATING ACTIVITIES

Net Income                                                                                $   1,145                   $   1,559
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  218                         317
  Provision for loan losses                                                                      18                         239
  Deferred income tax provision (benefit)                                                       147                         175
  Amortization of securities, (net of accretion)                                                410                          83
  Net realized losses (gains) on securities                                                       -                          -
  Loss (gain) on other real estate                                                                -                          -
  (Increase) decrease in interest receivable                                                   (282)                       (323)
  Decrease (increase) in other assets                                                           100                        (411)
  Increase (decrease) in income taxes payable                                                     4                         376
  (Decrease) increase in interest payable                                                      (155)                       (217)
  (Decrease) increase in other liabilities                                                      (80)                        202
                                                                                     --------------------        -------------------
    Net cash provided by operating activities                                                 1,525                       2,000
                                                                                     --------------------        -------------------
INVESTING ACTIVITIES

  Purchase of investment securities available-for-sale                                      (24,146)                     (5,852)
  Proceeds from investment securities available-for-sale                                     10,483                       5,000
  Purchase of investment securities to be held-to-maturity                                        -                    (133,749)
  Proceeds from repayments of investment securities to be available-for-sale                  2,523                           -
  Proceeds from repayments of investment securities to be held-to-maturity                    3,394                         179
  Net loans (originated) repaid                                                              (8,850)                      6,010
  Proceeds from other real estate                                                                36                           -
  Investment in premises and equipment                                                          (45)                       (132)
                                                                                     --------------------        -------------------
    Net cash (used) provided by investing activities                                        (16,605)                   (128,544)
                                                                                     --------------------        -------------------
FINANCING ACTIVITIES

  Net increase (decrease) in demand and savings deposits                                      1,378                     (14,013)
  Net (payments) proceeds on time deposits                                                   (3,299)                     (2,891)
  Increase (decrease) in federal funds purchased                                                  -                           -
  Increase (decrease) in repurchase agreements                                                  772                      (1,107)
  Net (decrease) increase in short-term borrowings                                             (395)                      1,319
  Proceeds from long-term borrowings                                                              -                     100,000
  Repayments of long-term borrowings                                                         (2,196)                          -
  Cash dividends paid                                                                          (645)                        (644)
                                                                                     --------------------        -------------------
    Net cash (used) provided by financing activities                                         (4,385)                     82,664
                                                                                     --------------------        -------------------
    Net (decrease) increase in cash and cash equivalents                                    (19,465)                    (43,880)
Cash and cash equivalents at January 1                                                       38,355                      54,619
                                                                                     --------------------        -------------------
Cash and cash equivalents at September 30                                                 $  18,890                   $  10,739
                                                                                     ====================        ===================

The Company paid interest and income taxes of $2,108 and $211 and $1,893 and $0, for the three month periods ended March 31, 2004 and 2003, respectively.

                   Notes to CONSOLIDATED Financial Statements
                      For the Quarter Ended March 31, 2004
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2003, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 and March 31, 2003, with respect to the Company's capital requirements and liquidity, (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2003.


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

The amortized cost and fair value of investment securities at March 31, 2004 and December 31, 2003 are as follows:


                                 Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
March 31, 2004                     Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $   4,998     $   310       $     -    $   5,308
U.S. Agency securities             63,414       1,256             -       64,670
Mortgage-backed securities         69,369       1,118             -       70,487
States & political subdivisions    44,306         966            60       45,212
--------------------------------------------------------------------------------
  Total Debt Securities           182,087       3,650            60      185,677
Equity securities                   5,625         288             -        5,913
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 187,712     $ 3,938       $    60    $ 191,590
================================================================================


                                 Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
December 31, 2003                  Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $  15,008     $   379       $     -    $  15,387
U.S. Agency securities             63,568       1,435             -       65,003
Mortgage-backed securities         71,975         147           107       72,015
States & political subdivisions    20,158         683             -       20,841
--------------------------------------------------------------------------------
  Total Debt Securities           170,709       2,644           107      173,246
Equity securities                   6,109         245             -        6,354
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 176,818     $ 2,889       $   107    $ 179,600
================================================================================



                                  Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
March 31, 2004                     Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  80,578     $   439       $     -    $  81,017
States & political subdivisions    29,387       3,125             -       32,512
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $ 109,965     $ 3,564       $     -    $ 113,529
================================================================================


                                  Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
December 31, 2003                  Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  84,138     $     8       $   580    $  83,566
States & political subdivisions    29,387       2,719             -       32,106
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $ 113,525     $ 2,727       $   580    $ 115,672
================================================================================


The amortized cost and fair value of debt securities at March 31, 2004 by contractual maturity are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2004                          Available-for-Sale         Held-to-Maturity
-----------------------------------------------------------------------------------------
                                          Amortized     Fair        Amortized     Fair
                                             Cost       Value          Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $   4,998   $   5,308     $       -   $       -
  U.S. Agency securities                     17,533      17,801             -           -
After one year through five years:
  U.S. Treasury securities                        -           -             -           -
  U.S. Agency securities                     45,881      46,869             -           -
After ten years:
  States & political subdivisions            44,306      45,212        29,387      32,512
-----------------------------------------------------------------------------------------
  Subtotal                                  112,718     115,190        29,387      32,512
Mortgage-backed securities                   69,369      70,487        80,578      81,017
-----------------------------------------------------------------------------------------
  Total Debt Securities                   $ 182,087   $ 185,677     $ 109,965   $ 113,529
-----------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004 are as follows:

                         Less than twelve months         Twelve months or more                    Totals
                        --------------------------    --------------------------    --------------------------
                           Fair         Unrealized      Fair          Unrealized      Fair          Unrealized
                          Value           Losses        Value           Losses        Value           Losses
                        --------------------------    --------------------------    --------------------------
States & political
  subdivisions          $ 10,391          $  60       $      -         $     -       $ 10,391          $  60


The above table includes twenty-five (25) securities that have unrealized losses for less than twelve months. The unrealized losses in each case are related solely to interest rate fluctuations.

NOTE 5 -- Loan Servicing

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

NOTE 6 -- Long-Term Debt

During the quarter ended March 31, 2003, the Bank borrowed $100,000 from the Federal Home Loan Bank, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

   The loans are secured by a general collateral pledge of the Company.

   A summary of the long-term debt at March 31, 2004 is as follows:

Note payable, due in monthly installments of $161, including
   principal and interest at a fixed rate of 2.73%, maturing March, 2008.      $  7,297

Note payable, due in monthly installments of $253, including
   principal and interest at a fixed rate of 3.22%, maturing March, 2010.        16,540

Note payable, due in monthly installments of $430, including
   principal and interest at a fixed rate of 3.74%, maturing March, 2013.        39,386


Note payable, due in monthly installments of $186, including
   principal and interest at a fixed rate of 4.69%, maturing March, 2023.        28,104
                                                                               --------
   Total long-term debt                                                        $ 91,327
                                                                               ========


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at March 31, 2004 are as follows:

    March 31,     Principal
    ---------     ---------
         2005     $   8,981
         2006         9,300
         2007         9,631
         2008         9,974
         2009         8,378
   Thereafter        45,063
                  ---------
                  $  91,327
                  =========

NOTE 7 -- Employee Benefit Plans

The components of the net periodic benefit costs are as follows:

                                      Pension Benefits       Other Benefits
                                     ------------------     -----------------
Three months ended March 31,           2004      2003         2004      2003
-----------------------------------------------------------------------------
Service cost                         $   94    $   96       $    1    $    1
Interest cost                           167       159            4         4
Expected return on plan assets         (175)     (156)           -         -
Amortization of prior service cost        -         -            2         2
Amortization of net (gain) loss          34        44            -         -
-----------------------------------------------------------------------------
  Net periodic pension cost          $  120    $  143       $    7    $    7
-----------------------------------------------------------------------------

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $318 to its pension plan and $12 to its postretirement plan in 2004, As of March 31, 2004, there has been no contribution made to either plan. The Company presently anticipates contributing $381 to fund its pension plan in 2004. The postretirement plan estimate has not changed since December 31, 2003.


NOTE 8 -- Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2004, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

March 31, 2004                 Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 62,393  20.99%    > $ 23,782  > 8.0%      > $ 29,728  >  10.0%
                                                  -           -           -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 58,893  19.81%    > $ 11,891  > 4.0%      > $ 17,837  >   6.0%
                                                  -           -           -           -
Tier 1 Capital
(to Average Assets)           $ 58,893  10.06%    > $      *  >   *       > $ 29,283  >   5.0%
                                                  -           -           -           -

*3.0% ($17,570), 4.0% ($23,426) or 5.0% ($29,283) depending on the bank's CAMELS
Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
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

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary, Penn Security Bank and Trust Company, for the three months ended March 31, 2004 and March 31, 2003. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

Critical Accounting Policies

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

Provision (allowance) for possible loan losses - The provision for loan losses is based on past loan loss experience, management's evaluation of the potential loss in the current loan portfolio under current economic conditions and such other factors as, in management's best judgement, deserve current recognition in estimating loan losses. The annual provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses.

Actuarial  assumptions  associated  with  pension,   post-retirement  and  other
employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Provision  for income  taxes -  Management  believes  that the  assumptions  and
judgements  used  to  record  tax  related  assets  or  liabilities   have  been
appropriate.

Fair value of certain investment securities - Fair value of investment securities are based on quoted market prices.

Loan servicing rights - Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed the fair value.

Premium amortization - The amortization of premiums on mortgage-backed securities is done based on management's estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

Executive Summary

Penseco Financial Services Corporation reported a decrease in net income of $414 or 26.6% to $1,145 or $.53 per share for the three months ended March 31, 2004 compared with $1,559 or $.73 per share reported for the year earlier period. Net interest income fell $470 or 10.0% to $4,216 for the first quarter of 2004 compared to $4,686 for the same quarter of 2003. The margin compression was the result of the Company experiencing an historically high volume of mortgage loan refinancing during 2003, directly related to the low interest rate environment, which has remained low for the past two and one half years. Currently, the Company is experiencing increased loan growth in its loan portfolio, mainly commercial and real estate loans. Due to the Company's asset quality, the provision for loan losses was $18 for the three months ended March 31, 2004 versus $239 for the same period of 2003. However, the Company also experienced a decrease in other operating income of $255, primarily due to a reduction in gains from the sale of loans in the secondary market versus the same period of 2003. Applicable income taxes decreased $213 due to increased tax free income along with lower net income.

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

Net interest income after provision for loan losses decreased $249 or 5.6% to $4,198 for the three months ended March 31, 2004 compared to $4,447 for the three months ended March 31, 2003. Earning assets repriced downward 93 basis points, largely due to the reduction in our loan portfolio, due to the refinancing of residential portfolio mortgage loans with lower fixed-rate obligations, during 2003. Offsetting this decrease was increased securities portfolio income and a reduction in the provision for loan losses from $239 in 2003 to $18 in 2004.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended March 31, 2004, net interest margin was 2.99% decreasing 92 basis points from 3.91% in the same period of 2003.

Total average earning assets and average interest bearing funds increased in the three months ended March 31, 2004 as compared to 2003. Average earning assets increased $85.1 million or 17.7%, from $479.9 million in 2003 to $565.0 million in 2004 and average interest bearing funds increased $76.4 million, or 20.9%, from $364.7 million to $441.1 million for the same period, mainly due to a leverage transaction entered into during March of 2003. As a percentage of average assets, earning assets increased to 96.5% for the three months ended March 31, 2004 from 95.6% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months of 2004 and 2003. Average loans as a percentage of average earning assets decreased from 60.0% in 2003 to 43.4% in 2004, due in part to the sale of all new and refinanced fixed rate mortgages in the secondary market and also due to the increase in total assets caused by the leverage transaction noted below; average investments increased $130.2 million from 34.5% to 52.4%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $2.1 million to $23.8 from $25.9 and also decreased as a percentage of average earning assets from 5.4% in 2003 to 4.2% in 2004. Average time deposits decreased $15.2 million or 10.7% from 38.9% of interest bearing liabilities in 2003 to 28.7% in 2004. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $78.9 from 9.8% in 2003 to 26.0% in 2004, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 80 basis points from 5.34% in the three months ended March 31, 2003 to 4.54% for 2004. Also, average loan yields decreased 69 basis points, from 5.84% in the three months ended March 31, 2003 to 5.15% in 2004.

The average time deposit costs decreased 61 basis points from 2.92% in 2003 to 2.31% in 2004, along with money market accounts decreasing 26 basis points from ..97% in 2003 to .71% in 2004. These reductions are offset by the interest on new fixed-rate, long-term borrowings, which results in a net average interest cost reduction of 7 basis points versus the same period last year.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold in the secondary market. A gain on the sale of mortgage loans partially offset the decline in net interest income, during 2003.

In 2003, the Company purchased a FHLMC (Freddie Mac) pool of new twenty year residential mortgages, with a 5 1/2% coupon and a face value of $100 million. The Company financed the purchase by borrowing $100 million from the Federal Home Loan Bank with maturities ranging from 5 to 20 years. The interest spread will vary depending on various interest rate scenarios which affect prepayment speeds.

The  Company  has  purchased  long-term  municipal   securities  at  higher  tax
equivalent yields than the Company was previously earning.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2004 and March 31, 2003.


----------------------------------------------------------------------------------------------------------
                                                  March 31, 2004                    March 31, 2003
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   9,225   $   115     4.99%     $  36,447   $   365     4.01%
    U.S. Agency obligations                  135,763     1,123     3.31%        50,375       694     5.51%
    States & political subdivisions           33,477       362     6.55%        20,313       226     6.74%
    Federal Home Loan Bank stock               5,417        18     1.33%         1,982        18     3.63%
    Other                                        517         5     3.87%           399         4     4.01%
  Held-to-maturity:
    U.S. Agency obligations                   82,414       927     4.50%        26,639       371     5.57%
    States & political subdivisions           29,387       410     8.46%        29,629       410     8.39%
Loans, net of unearned income:
  Real estate mortgages                      177,092     2,329     5.26%       217,084     3,320     6.12%
  Commercial                                  33,047       389     4.71%        31,414       377     4.80%
  Consumer and other                          34,818       438     5.03%        39,712       511     5.15%
Federal funds sold                            15,631        37     0.95%        20,514        52     1.01%
Interest on balances with banks                8,217        16     0.78%         5,406        14     1.04%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
Income                                       565,005   $ 6,169     4.37%       479,914   $ 6,362     5.30%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,249                             7,972
Bank premises and equipment                    9,867                             9,866
Accrued interest receivable                    2,916                             3,093
Other assets                                   3,116                             4,323
Less:  Allowance for loan losses               3,496                             3,346
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 585,657                         $ 501,822
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  30,191   $    25     0.33%     $  26,142   $    43     0.66%
  Savings                                     80,471        99     0.49%        74,322       136     0.73%
  Money markets                               88,945       157     0.71%        86,347       209     0.97%
  Time - Over $100                            29,505       170     2.30%        33,961       256     3.02%
  Time - Other                                97,260       570     2.34%       108,006       779     2.89%
Federal funds purchased                            -         -        -              -         -        -
Repurchase agreements                         22,118        41     0.74%        18,712        43     0.92%
Short-term borrowings                            349         1     1.15%         1,793         8     1.78%
Long-term borrowings                          92,286       890     3.86%        15,385       202     5.25%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     441,125   $ 1,953     1.77%       364,668   $ 1,676     1.84%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 81,394                            74,807
All other liabilities                          2,052                             2,853
Stockholders' equity                          61,086                            59,494
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 585,657                         $ 501,822
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.60%                             3.46%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 4,216                           $ 4,686
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              2.99%                             3.91%
  Return on average assets                                         0.78%                             1.24%
  Return on average equity                                         7.50%                            10.48%
  Average equity to average assets                                10.43%                            11.86%
  Dividend payout ratio                                           56.60%                            41.10%
----------------------------------------------------------------------------------------------------------

Investments

The Company's investment portfolio consists primarily of two functions: One to provide liquidity and two to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency Securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury Securities, U.S. Agency securities, municipal securities and mortgage-backed securities generally with maturities greater than one year.

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

The amortization of premiums on mortgage-backed securities is determined based on management's estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are reported as a separate component of other income in the Statements of Income.

During 2003, the Company experienced accelerated pre-payments of its fixed-rate mortgage-backed securities portfolio, due to the historically low-rate interest environment. Additionally, amortization of the bond premium was also accelerated relative to the increased pre-payments of principal on the mortgage-backed securities, which impacted earnings on a negative basis. The proceeds of the pre-payments have been reinvested in long-term municipal securities.

Deposits

The Company is largely dependent on its core deposit base to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

As the economy shows strength and improves, migration of some deposits may return to the equity markets as consumers become more prone to increased yields. Historically, such changes in the Company's deposit base have been minimal.

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

For the three months ended March 31, 2004, the provision for loan losses decreased to $18 from $239 in the three months ended March 31, 2003. Loans charged off totaled $21 and recoveries were $3 for the three months ended March 31, 2004. In the same period of 2003, loans charged off were $287 and recoveries were $1. At March 31, 2004, the allowance for loan losses was set at $3,500 or 1.40% of loans based upon the Bank's analysis methodology and as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2004 and March 31, 2003, respectively:

                                              March 31        March 31
Three Months Ended:                             2004            2003
-----------------------------------------------------------------------
Trust department income                       $    320        $    315
Service charges on deposit accounts                271             277
Merchant transaction income                      1,429           1,488
Other fee income                                   267             284
Other operating income                             127             382
Realized gains (losses) on securities, net           -               -
-----------------------------------------------------------------------
  Total Other Income                          $  2,414        $  2,746
-----------------------------------------------------------------------

Other income decreased $332 or 12.1% to $2,414 for the first quarter of 2004 compared with $2,746 for the same period of 2003. Other operating income decreased $255, primarily due to a reduction in gains on the sale of loans in the secondary market of lower, fixed, long-term obligations, which peaked during 2003. Also, merchant transaction income decreased $59 or 4.0% due to lower business volumes from the softness in the economy.

Other Expenses


The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2004 and March 31, 2003, respectively:

                                              March 31        March 31
Three Months Ended:                             2004            2003
-----------------------------------------------------------------------
Salaries and employee benefits                $  2,299        $  2,202
Expense of premises and fixed assets               681             691
Merchant transaction expenses                    1,121           1,264
Other operating expenses                         1,214           1,112
-----------------------------------------------------------------------
  Total Other Expenses                        $  5,315        $  5,269
-----------------------------------------------------------------------

Total other expenses increased $46 or 1.0% to $5,315 for the first quarter of 2004 compared with $5,269 for the same period of 2003. Salaries and employment benefits expense increased $97 or 4.4%, mainly from increases in salaries of $35, pension expense of $42 and employee education costs of $20. Other operating expenses increased $102 or 9.2%, mostly from increases of $56 in amortization of loan servicing rights, and general operating expenses.

Applicable income taxes decreased $213 due to increased tax free income along with lower net income.

Loan Portfolio

Details regarding the Company's loan portfolio:

                                                March 31,     December 31,
As Of:                                            2004            2003
---------------------------------------------------------------------------
Real estate - construction
  and land development                          $   2,660      $   3,078
Real estate mortgages                             179,701        172,964
Commercial                                         32,738         30,056
Credit card and related plans                       2,351          2,403
Installment                                        25,513         25,855
Obligations of states & political subdivisions      6,251          6,026
---------------------------------------------------------------------------
  Loans, net of unearned income                   249,214        240,382
Less:  Allowance for loan losses                    3,500          3,500
---------------------------------------------------------------------------
  Loans, net                                    $ 245,714      $ 236,882
---------------------------------------------------------------------------

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                March 31,     December 31,     March 31,
As Of:                                            2004            2003           2003
-----------------------------------------------------------------------------------------
Non-accrual loans                               $   1,729      $  1,533        $   1,935
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            165           169              381
  Credit card and home equity loans                     3             3               22
-----------------------------------------------------------------------------------------
  Total non-performing loans                        1,897         1,705            2,338
Other real estate owned                                85           121              105
-----------------------------------------------------------------------------------------
  Total non-performing assets                   $   1,982      $  1,826        $   2,443
-----------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,729 and $1,935 at March 31, 2004 and March 31, 2003, respectively. If interest on those loans had been accrued, such income would have been $223 and $194 for the three months ended March 31, 2004 and March 31, 2003, respectively. Interest income on those loans, which is recorded only when received, amounted to $2 and $5 for March 31, 2004 and March 31, 2003, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2004 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At March 31, 2004 and December 31, 2003, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                                March 31,      March 31,
Three Months Ended:                               2004           2003
-------------------------------------------------------------------------
Balance at beginning of period                  $   3,500      $   3,347
Charge-offs:
       Real estate mortgages                            -              -
       Commercial and all others                       11            277
       Credit card and related plans                   10              7
       Installment loans                                -              3
------------------------------------------------------------- -----------
Total charge-offs                                      21            287
-------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                            3              -
       Commercial and all others                        -              -
       Credit card and related plans                    -              1
       Installment loans                                -              -
-------------------------------------------------------------------------
Total recoveries                                        3              1
-------------------------------------------------------------------------
Net charge-offs (recoveries)                           18            286
-------------------------------------------------------------------------
Provision charged to operations                        18            239
-------------------------------------------------------------------------
       Balance at End of Period                 $   3,500      $   3,300
-------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.007%         0.099%
-------------------------------------------------------------------------

Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.40% at March 31, 2004 and 1.17% at March 31, 2003.

The allowance for loan losses is allocated as follows:

As Of:                            March 31, 2004     December 31, 2003     March 31, 2003
------------------------------------------------------------------------------------------
                                  Amount       %*    Amount        %*      Amount       %*
------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,100    73%     $ 1,100     73%       $ 1,500    74%
Commercial and all others           1,970    13%       1,970     15%         1,275    15%
Credit card and related plans         180     1%         180      1%           175     1%
Personal installment loans            250    13%         250     11%           350    10%
------------------------------------------------------------------------------------------
    Total                         $ 3,500   100%     $ 3,500    100%       $ 3,300   100%
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

The Company offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $181,751 of available borrowing capacity with the FHLB.

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

The Company's total risk-based capital ratio was 20.99% at March 31, 2004. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, enacted in July of 2002, continues to impact the Company. The Company is now subject to the accelerated filing deadlines which reduced the number of days to issue the 2004 Annual Report from 75 to 60 days. Similarly, the quarterly reports for 2004 have to be filed within 40 days of the end of each quarter from 45 days in prior years. In 2005, the Company will lose another 5 days and quarterly reports will need to be filed within 35 days of the end of each quarter.

Section 404 of the Act requires that, commencing with the annual report for year 2004 which must be filed with the Securities Exchange Commission by March 1, 2005 and for each year thereafter, the report must include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's auditors must also provide an opinion about whether Management's Assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects. This provision will require management to document each type of transaction that occurs in the Bank, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls. Affecting all of this is the control environment within the Bank. All of this must be accomplished by December 31, 2004 and will take an enormous amount of management's time this year.


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


PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of March 31, 2004, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a.  Exhibits
         31 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

   b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 2004.



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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    April 30, 2004



By            /s/  PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    April 30, 2004