Form 10-Q
period 2004-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2004-08-06
CIK 1054508

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

                  For the quarterly period ended June 30, 2004

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 30, 2004 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

               Balance Sheets:

                  June 30, 2004..............................................  3
                  December 31, 2003..........................................  3

               Statements of Income:

                  Three Months Ended June 30, 2004...........................  4
                  Three Months Ended June 30, 2003...........................  4
                  Six Months Ended June 30, 2004.............................  5
                  Six Months Ended June 30, 2003.............................  5

               Statements of Cash Flows:

                  Six Months Ended June 30, 2004.............................  6
                  Six Months Ended June 30, 2003.............................  6

               Notes to Financial Statements.................................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 25

     Item 4. Controls and Procedures......................................... 26


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 26

     Item 2. Changes in Securities and Use of Proceeds....................... 26

     Item 3. Defaults Upon Senior Securities................................. 26

     Item 4. Submission of Matters to a Vote of Security Holders............. 26

     Item 5. Other Information............................................... 26

     Item 6. Exhibits and Reports on Form 8-K................................ 27

     Signatures.............................................................. 27

     Certifications.......................................................... 28

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                               June 30,         December 31,
                                                                 2004               2003
                                                            ---------------    ---------------
ASSETS

Cash and due from banks                                        $  11,043          $  10,062
Interest bearing balances with banks                               2,208              4,693
Federal funds sold                                                     -             23,600
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       13,251             38,355
Investment securities:
  Available-for-sale, at fair value                              198,419            179,600
  Held-to-maturity (fair value of $102,855
    and $115,672, respectively)                                  102,024            113,525
                                                            ---------------    ---------------
  Total Investment Securities
                                                                 300,443            293,125
Loans, net of unearned income                                    251,961            240,382
  Less: Allowance for loan losses                                  3,500              3,500
                                                            ---------------    ---------------
  Loans, Net                                                     248,461            236,882
Bank premises and equipment                                        9,570              9,935
Other real estate owned                                                -                121
Accrued interest receivable                                        3,659              3,298
Other assets                                                       4,431              2,874
                                                            ---------------    ---------------
  Total Assets                                                 $ 579,815          $ 584,590
                                                            ===============    ===============
LIABILITIES

Deposits:
  Non-interest bearing                                         $  80,724          $  79,726
  Interest bearing                                               326,090            328,218
                                                            ---------------    ---------------
  Total Deposits                                                 406,814            407,944
Other borrowed funds:
  Repurchase agreements                                           18,896             19,454
  Short-term borrowings                                            3,839                823
  Long-term borrowings                                            89,111             93,523
Accrued interest payable                                             897              1,158
Other liabilities                                                  1,144                881
                                                            ---------------    ---------------
  Total Liabilities                                              520,701            523,783
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 49,350             48,131
Accumulated other comprehensive income                            (1,076)             1,836
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      59,114             60,807
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 579,815          $ 584,590
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Three Months Ended             Three Months Ended
                                                                    June 30, 2004                 June 30, 2003
                                                                --------------------           --------------------
INTEREST INCOME

Interest and fees on loans                                            $  3,192                       $   3,833
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency
  obligations                                                            2,047                           2,491
  States & political subdivisions                                          957                             646
  Other securities                                                          27                              33
Interest on Federal funds sold                                               6                              37
Interest on balances with banks                                             21                              27
                                                                --------------------           --------------------
  Total Interest Income
                                                                         6,250                           7,067
                                                                --------------------           --------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                              167                             218
Interest on other deposits                                                 812                           1,144
Interest on other borrowed funds                                           908                             974
                                                                --------------------           --------------------
  Total Interest Expense
                                                                         1,887                           2,336
                                                                --------------------           --------------------
  Net Interest Income
                                                                         4,363                           4,731
Provision for loan losses                                                    3                             216
                                                                --------------------           --------------------
  Net Interest Income After Provision for Loan
  Losses                                                                 4,360                           4,515
                                                                --------------------           --------------------
OTHER INCOME

Trust department income                                                    322                             321
Service charges on deposit accounts                                        268                             288
Merchant transaction income                                                970                             924
Other fee income                                                           292                             311
Other operating income                                                     154                             501
Realized gains (losses) on securities, net                                   -                               -
                                                                --------------------           --------------------
  Total Other Income
                                                                         2,006                           2,345
                                                                --------------------           --------------------
OTHER EXPENSES

Salaries and employee benefits                                           2,258                           2,198
Expense of premises and fixed assets                                       600                             631
Merchant transaction expenses                                              816                             795
Other operating expenses                                                 1,153                           1,216
                                                                --------------------           --------------------
  Total Other Expenses
                                                                         4,827                           4,840
                                                                --------------------           --------------------
Income before income taxes                                               1,539                           2,020
Applicable income taxes                                                    176                             435
                                                                --------------------           --------------------
  Net Income
                                                                         1,363                           1,585
Other comprehensive income, net of taxes:
     Unrealized securities (losses) gains                               (2,190)                             (3)
                                                                --------------------           --------------------
     Comprehensive Income                                             $   (827)                      $   1,582
                                                                ====================           ====================
Earnings per Common Share
     (Based on 2,148,000 shares outstanding)                          $   0.64                       $    0.73
Cash Dividends Declared Per Common Share                              $   0.30                       $    0.30

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                  Six Months Ended               Six Months Ended
                                                                   June 30, 2004                  June 30, 2003
                                                                --------------------           --------------------
INTEREST INCOME

Interest and fees on loans                                            $  6,348                       $   8,042
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency
  obligations                                                            4,212                           3,921
  States & political subdivisions                                        1,728                           1,282
  Other securities                                                          51                              55
Interest on Federal funds sold                                              43                              89
Interest on balances with banks                                             37                              40
                                                                --------------------           --------------------
  Total Interest Income                                                12,419                           13,429
                                                                --------------------           --------------------
INTEREST EXPENSE

Interest on time deposits of $100,000 or more                              337                             474
Interest on other deposits                                               1,663                           2,311
Interest on other borrowed funds                                         1,840                           1,227
                                                                --------------------           --------------------
  Total Interest Expense                                                 3,840                           4,012
                                                                --------------------           --------------------
  Net Interest Income                                                    8,579                           9,417
Provision for loan losses                                                   21                             455
                                                                --------------------           --------------------
  Net Interest Income After Provision for Loan
  Losses                                                                 8,558                           8,962
                                                                --------------------           --------------------
OTHER INCOME

Trust department income                                                    642                             636
Service charges on deposit accounts                                        539                             565
Merchant transaction income                                              2,399                           2,412
Other fee income                                                           559                             595
Other operating income                                                     281                             883
Realized gains (losses) on securities, net                                   -                               -
                                                                --------------------           --------------------
  Total Other Income                                                    4,420                            5,091
                                                                --------------------           --------------------
OTHER EXPENSES

Salaries and employee benefits                                           4,557                           4,400
Expense of premises and fixed assets                                     1,281                           1,322
Merchant transaction expenses                                            1,937                           2,059
Other operating expenses                                                 2,367                           2,328
                                                                --------------------           --------------------
  Total Other Expenses                                                  10,142                          10,109
                                                                --------------------           --------------------
Income before income taxes                                               2,836                           3,944
Applicable income taxes                                                    328                             800
                                                                --------------------           --------------------
  Net Income                                                             2,508                           3,144
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                  (2,912)                           (218)
                                                                --------------------           --------------------
  Comprehensive Income                                                $   (404)                      $   2,926
                                                                ====================           ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   1.17                       $    1.46
Cash Dividends Declared Per Common Share                              $   0.60                       $    0.60

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                       Six Months Ended         Six Months Ended
                                                                                         June 30, 2004           June 30, 2003
                                                                                     --------------------     --------------------
OPERATING ACTIVITIES
Net Income                                                                                $    2,508               $   3,144
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                   424                     608
  Provision for loan losses                                                                       21                     455
  Deferred income tax provision (benefit)                                                         10                     (35)
  Amortization of securities, (net of accretion)                                                 790                     317
  Net realized losses (gains) on securities                                                        -                       -
  Loss (gain) on other real estate                                                                 -                       6
  (Increase) decrease in interest receivable                                                    (361)                   (277)
  (Increase) decrease in other assets                                                         (1,557)                   (936)
  Increase (decrease) in income taxes payable                                                     91                      56
  (Decrease) increase in interest payable                                                       (261)                   (238)
  Increase (decrease) in other liabilities                                                     1,663                     245
                                                                                     --------------------     --------------------
    Net cash provided by operating activities                                                  3,328                   3,345
                                                                                     --------------------     --------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (49,543)                 (5,852)
  Proceeds from investment securities available-for-sale                                      18,155                  10,756
  Purchase of investment securities to be held-to-maturity                                         -                (133,749)
  Proceeds from repayments of investment securities to be available-for-sale                   7,817                       -
  Proceeds from repayments of investment securities to be held-to-maturity                    11,050                   4,344
  Net loans (originated) repaid                                                              (11,600)                 26,206
  Proceeds from other real estate                                                                121                       -
  Investment in premises and equipment                                                           (59)                   (973)
                                                                                     --------------------     --------------------
    Net cash (used) provided by investing activities                                         (24,059)                (99,268)
                                                                                     --------------------     --------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                       4,569                  (6,787)
  Net (payments) proceeds on time deposits                                                    (5,699)                 (4,171)
  Increase (decrease) in federal funds purchased                                                   -                       -
  (Decrease) increase in repurchase agreements                                                  (558)                   (625)
  Net increase (decrease) in short-term borrowings                                             3,016                      (3)
  Proceeds from long-term borrowings                                                               -                 100,000
  Repayments of long-term borrowings                                                          (4,412)                 (2,140)
  Cash dividends paid                                                                         (1,289)                 (1,289)
                                                                                     --------------------     --------------------
    Net cash (used) provided by financing activities                                          (4,373)                 84,985
                                                                                     --------------------     --------------------
    Net (decrease) increase in cash and cash equivalents                                     (25,104)                (10,938)
Cash and cash equivalents at January 1                                                        38,355                  54,619
                                                                                     --------------------     --------------------
Cash and cash equivalents at June 30                                                      $   13,251               $  43,681
                                                                                     ====================     ====================

The Company paid interest and income taxes of $4,101 and $226 and $4,250 and $755, for the six month periods ended June 30, 2004 and 2003, respectively.

                   Notes to CONSOLIDATED Financial Statements
                       For the Quarter Ended June 30, 2004
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2003, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2004 and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 5 with respect to accelerated filing status and
Item 6, Exhibits and Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at June 30, 2004 and December 31, 2003 are as follows:

                               Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
June 30, 2004                      Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $   4,999     $   201       $     -    $   5,200
U.S. Agency securities             76,140         594           383       76,351
Mortgage-backed securities         64,000           -           653       63,347
States & political subdivisions    48,748         277         1,965       47,060
--------------------------------------------------------------------------------
  Total Debt Securities           193,887       1,072         3,001      191,958
Equity securities                   6,163         298             -        6,461
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 200,050     $ 1,370       $ 3,001    $ 198,419
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
================================================================================


                                Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
June 30, 2004                      Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  72,776     $     4       $ 1,153    $  71,627
States & political subdivisions    29,248       1,980             -       31,228
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $ 102,024     $ 1,984       $ 1,153    $ 102,855
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
================================================================================

The amortized cost and fair value of debt securities at June 30, 2004 by contractual maturity are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2004                         Available-for-Sale          Held-to-Maturity
--------------------------------------------------------------------------------------
                                     Amortized     Fair         Amortized      Fair
                                        Cost       Value          Cost        Value
--------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities           $   4,999   $   5,200      $       -   $       -
  U.S. Agency securities                10,008      10,118              -           -
After one year through five years:
  U.S. Agency securities                66,132      66,233              -           -
After ten years:
  States & political subdivisions       48,748      47,060         29,248      31,228
--------------------------------------------------------------------------------------
  Subtotal                             129,887     128,611         29,248      31,228
Mortgage-backed securities              64,000      63,347         72,776      71,627
--------------------------------------------------------------------------------------
  Total Debt Securities              $ 193,887   $ 191,958      $ 102,024   $ 102,855
--------------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004 are as follows:

                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    ------------------------------
                                    Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
                                    Value           Losses            Value           Losses            Value           Losses
                                -------------    -------------    -------------    -------------    -------------    -------------
U.S. Agency securities            $  60,739         $   383           $   -            $   -          $  60,739         $   383
Mortgage-backed securities          134,482           1,806               -                -            134,482           1,806
States & political
  subdivisions                       36,215           1,965               -                -             36,215           1,965
                                -------------    -------------    -------------    -------------    -------------    -------------
  Total                           $ 231,436         $ 4,154           $   -            $   -          $ 231,436         $ 4,154
                                =============    =============    =============    =============    =============    =============


The above table includes one hundred and three (103) securities that have unrealized losses for less than twelve months.

The unrealized losses in each case are related solely to interest rate fluctuations.

NOTE 5 -- Loan Portfolio

Details regarding the Company's loan portfolio:

                                                  June 30,      December 31,
As Of:                                             2004             2003
----------------------------------------------------------------------------
Real estate - construction
  and land development                           $   4,079       $   3,078
Real estate mortgages                              179,676         172,964
Commercial                                          34,329          30,056
Credit card and related plans                        2,416           2,403
Installment                                         25,132          25,855
Obligations of states & political subdivisions       6,329           6,026
----------------------------------------------------------------------------
  Loans, net of unearned income                    251,961         240,382
Less:  Allowance for loan losses                     3,500           3,500
----------------------------------------------------------------------------
  Loans, net                                     $ 248,461       $ 236,882
----------------------------------------------------------------------------

NOTE 6 -- Loan Servicing

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

NOTE 7 -- Long-Term Debt

During the quarter ended March 31, 2003, the Bank borrowed $100,000 from the Federal Home Loan Bank, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

  The loans are secured by a general collateral pledge of the Company.

  A summary of the long-term debt at June 30, 2004 is as follows:

Note payable, due in monthly installments of $161, including
    principal and interest at a fixed rate of 2.73%, maturing March, 2008.      $  6,864

Note payable, due in monthly installments of $253, including
    principal and interest at a fixed rate of 3.22%, maturing March, 2010.        15,913

Note payable, due in monthly installments of $430, including
     principal and interest at a fixed rate of 3.74%, maturing March, 2013.       38,461

Note payable, due in monthly installments of $186, including
     principal and interest at a fixed rate of 4.69%, maturing March, 2023.       27,873
                                                                                --------

     Total long-term debt                                                       $ 89,111
                                                                                ========

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at June 30, 2004 are as follows:

     June 30,     Principal
     --------     ---------
         2005     $  9,060
         2006        9,382
         2007        9,716
         2008        9,579
         2009        8,455
   Thereafter       42,919
                  ---------
                  $ 89,111
                  =========

NOTE 8 -- Employee Benefit Plans

The components of the net periodic benefit costs are as follows:

                                      Pension Benefits       Other Benefits
                                     ------------------     -----------------
Six months ended June 30,              2004      2003         2004      2003
-----------------------------------------------------------------------------
Service cost                         $  195    $  192       $    1    $    1
Interest cost                           329       318            4         4
Expected return on plan assets         (350)     (312)           -         -
Amortization of prior service cost        -         -            2         2
Amortization of net (gain) loss          64        88            -         -
-----------------------------------------------------------------------------
  Net periodic pension cost          $  238    $  286       $    7    $    7
-----------------------------------------------------------------------------


Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $318 to its pension plan and $12 to its postretirement plan in 2004. As of June 30, 2004, $95 has been contributed to the pension plan. The Company presently anticipates contributing $381 to fund its pension plan in 2004. The postretirement plan estimate has not changed since December 31, 2003.

NOTE 9 -- Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2004, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of June 30, 2004            Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 63,162  20.51%    > $ 24,641  > 8.0%      > $ 30,801  >  10.0%
                                                  -           -           -           -

Tier 1 Capital
(to Risk Weighted Assets)     $ 59,662  19.37%    > $ 12,320  > 4.0%      > $ 18,481  >   6.0%
                                                  -           -           -           -

Tier 1 Capital
(to Average Assets)           $ 59,662  10.21%    > $        *>   *       > $ 29,230  >   5.0%
                                                  -           -           -           -

*3.0% ($17,538), 4.0% ($23,384) or 5.0% ($29,230) depending on the bank's CAMELS
Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
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

 PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary, Penn Security Bank and Trust Company, for the three months ended June 30, 2004 and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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

Executive Summary

The Company experienced margin compression throughout 2004 due to the historically high volume of mortgage loan refinancing during 2003, mainly due to the low interest rate environment we have experienced for the last three years. Net income for the three months ended June 30, 2004 decreased $222 or 14.0% to $1,363 or $.64 per share compared with $1,585 or $.73 per share from the year ago period. Net interest income before provision for loan losses fell $368 or 7.8% to $4,363 for the three months ended June 30, 2004 compared to $4,731 for the same period of 2003. However, due to the Company's high loan quality and low charge-offs, the provision for loan losses was $3 for the three months ended June 30, 2004 compared with $216 for the same period of 2003, therefore, net interest income after provision for loan losses fell $155 or 3.4% to $4,360 for the three months ended June 30, 2004, compared to $4,515 for the same period of 2003. Other income decreased $339 or 14.5% mainly due to a reduction of $405 in gains on the sale of mortgage loans to the secondary market of low rate, fixed, long-term obligations versus 2003. Other expenses were relatively unchanged at $4,827 compared to $4,840 from the year ago period. Applicable income taxes decreased $259 due to increased tax-free income along with lower net income.

For the six months ended June 30, 2004 net income decreased $636 or 20.2% to $2,508 or $1.17 per share compared with the year ago period of $3,144 or $1.46 per share. Net interest income before provision for loan losses decreased $838 or 8.9% to $8,579 for the first half of 2004 from $9,417 for the same period of 2003. However, due to the Company's high loan quality and low charge-offs, the provision for loan losses was $21 for the first half of 2004 compared to $455 from the year ago period, therefore, net interest income after provision for loan losses decreased $404 or 4.5% to $8,558 from $8,962 for the first half of 2004. Other income decreased $671 or 13.2% due to a reduction of $670 in the gains on the sale of mortgage loans to the secondary market of low rate, fixed, long-term obligations versus 2003. Other expenses increased slightly by $33 or ..3% mostly due to increased salary expense and employee benefits costs. Applicable income taxes decreased $472, mainly from increased tax free income along with lower net income.

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

Net interest income after provision for loan losses decreased $155 or 3.4% to $4,360 for the three months ended June 30, 2004 compared to $4,515 for the three months ended June 30, 2003. Earning assets repriced downward 57 basis points, largely due to the reduction in our loan portfolio, due to the refinancing of residential portfolio mortgage loans with lower fixed-rate obligations, during 2003, resulting in lower yields on the reinvested proceeds. Offsetting this decrease was a reduction in the provision for loan losses from $216 in 2003 to $3 in 2004.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended June 30, 2004, net interest margin was 3.10% decreasing 26 basis points from 3.36% in the same period of 2003.

Total average earning assets and average interest bearing funds decreased in the three months ended June 30, 2004 as compared to 2003. Average earning assets decreased $.7 million, from $563.1 million in 2003 to $562.4 million in 2004 and average interest bearing funds decreased $13.2 million, or 2.9%, from $451.2 million to $438.0 million for the same period, mainly due to a reduction of time deposits from June 2003. As a percentage of average assets, earning assets increased to 96.4% for the three months ended June 30, 2004 from 96.0% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended June 30, 2004 and 2003. Average loans as a percentage of average earning assets decreased from 48.3% in 2003 to 44.3% in 2004, due in part to the sale of all new and refinanced fixed rate mortgages to the secondary market during 2003 and also due to the increase in total assets caused by the leverage transaction noted below; average investments increased $32.8 million from 47.7% to 53.6% but at lower yields than 2003. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased $10.6 million to $11.7 from $22.3 and also decreased as a percentage of average earning assets from 4.0% in 2003 to 2.1% in 2004. Average time deposits decreased $17.2 million or 12.1% from 31.4% of interest bearing liabilities in 2003 to 28.4% in 2004. However, average short-term borrowings, long-term borrowings and repurchase agreements decreased $8.9.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 54 basis points from 5.22% in the three months ended June 30, 2003 to 4.68% for 2004. Also, average loan yields decreased 51 basis points, from 5.63% in the three months ended June 30, 2003 to 5.12% in 2004.

The average time deposit costs decreased 55 basis points from 2.78% in 2003 to 2.23% in 2004, along with money market accounts decreasing 23 basis points from ..94% in 2003 to .71% in 2004.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold to the secondary market. A gain on the sale of mortgage loans partially offset the decline in net interest income, during 2003.

In 2003, the Company purchased a FHLMC (Freddie Mac) pool of new twenty year residential mortgages, with a 5 1/2% coupon and a face value of $100 million. The Company financed the purchase by borrowing $100 million from the Federal Home Loan Bank with maturities ranging from 5 to 20 years. The interest spread will vary depending on various interest rate scenarios which affect prepayment speeds.

The Company has experienced increased prepayment of principal on the mortgage-backed securities portfolio. With these proceeds, the Company has purchased long-term municipal securities at higher tax equivalent yields than the Company was previously earning on the mortgage-backed securities portfolio.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2004 and June 30, 2003.

----------------------------------------------------------------------------------------------------------
                                                  June 30, 2004                     June 30, 2003
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   5,300   $     85    6.42%     $  31,218   $    322    4.13%
    U.S. Agency obligations                  135,368      1,105    3.27%        78,147      1,085    5.55%
    States & political subdivisions           48,843        571    7.09%        19,766        213    6.53%
    Federal Home Loan Bank stock               5,831         25    1.72%         5,554         31    2.23%
    Other                                        527          2    1.52%           395          2    2.03%
  Held-to-maturity:
    U.S. Agency obligations                   76,275        858    4.50%       103,125      1,084    4.21%
    States & political subdivisions           29,249        385    7.98%        30,352        432    8.63%
Loans, net of unearned income:
    Real estate mortgages                    180,327      2,328    5.16%       201,111      2,957    5.88%
    Commercial                                34,986        420    4.80%        32,028        380    4.75%
    Consumer and other                        33,999        444    5.22%        39,093        497    5.09%
Federal funds sold                             2,333          6    1.03%        12,308         38    1.23%
Interest on balances with banks                9,367         21    0.90%        10,008         26    1.04%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                     562,405   $  6,250    4.45%       563,105   $  7,067    5.02%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,661                             8,397
Bank premises and equipment                    9,682                             9,814
Accrued interest receivable                    3,208                             3,424
Other assets                                   3,069                             5,059
Less:  Allowance for loan losses               3,500                             3,298
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 583,525                         $ 586,501
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  31,262   $     26    0.33%     $  29,171   $     42    0.58%
  Savings                                     82,317        102    0.50%        76,154        139    0.73%
  Money markets                               88,902        158    0.71%        84,200        198    0.94%
  Time - Over $100                            29,419        167    2.27%        32,882        218    2.64%
  Time - Other                                95,076        526    2.21%       108,794        765    2.81%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         20,437         37    0.72%        20,864         48    0.92%
Short-term borrowings                            553          1    0.72%           222          1    1.80%
Long-term borrowings                          90,078        870    3.86%        98,904        925    3.74%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     438,044   $  1,887    1.72%       451,191   $  2,336    2.07%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 80,933                            72,282
All other liabilities                          2,340                             2,954
Stockholders' equity                          62,208                            60,074
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 583,525                         $ 586,501
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.73%                             2.95%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  4,363                          $  4,731
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.10%                             3.36%
  Return on average assets                                         0.93%                             1.08%
  Return on average equity                                         8.76%                            10.55%
  Average equity to average assets                                10.66%                            10.24%
  Dividend payout ratio                                           46.88%                            41.10%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses decreased $404 or 4.5% to $8,558 for the first half of 2004 compared to $8,962 for the first half of 2003. Earning assets repriced downward 74 basis points, largely due to the reduction in our loan portfolio, due to the refinancing of residential portfolio mortgage loans with lower fixed-rate obligations, during 2003, resulting in lower yields on the reinvested proceeds. Offsetting this decrease was increased securities portfolio income and a reduction in the provision for loan losses from $455 in 2003 to $21 in 2004.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the six months of 2004, net interest margin was 3.04% decreasing 57 basis points from 3.61% in the same period of 2003.

Total average earning assets and average interest bearing funds increased in the first half of 2004 as compared to 2003. Average earning assets increased $42.2 million or 8.1%, from $521.5 million in 2003 to $563.7 million in 2004 and average interest bearing funds increased $31.7 million, or 7.8%, from $407.9 million to $439.6 million for the same period. As a percentage of average assets, earning assets increased to 96.4% for the first half of 2004 from 95.8% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of 2004 and 2003. Average loans as a percentage of average earning assets decreased from 53.7% in 2003 to 43.8% in 2004, due in part to the sale of all new and refinanced fixed rate mortgages in the secondary market and also due to the increase in total assets caused by the leveraged transaction noted below during 2003; average investments increased $81.6 million from 41.6% to 53.0%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $6.3 million to $17.8 from $24.1 and also decreased as a percentage of average earning assets from 4.6% in 2003 to 3.2% in 2004. Average time deposits decreased $16.2 million or 11.4% from 34.8% of interest bearing liabilities in 2003 to 28.6% in 2004. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $35.0 from 19.1% in 2003 to 25.7% in 2004, as a percentage of funding sources, principally related to the leveraged transaction described below.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 84 basis points from 5.45% for the first half of 2003 to 4.61% for 2004. Also, average loan yields decreased 60 basis points, from 5.74% for the first half of 2003 to 5.14% in 2004.

The average time deposit costs decreased 57 basis points from 2.85% in 2003 to 2.28% in 2004, along with money market accounts decreasing 24 basis points from ..95% in 2003 to .71% in 2004. These reductions are offset by the interest on new fixed-rate, long-term borrowings.

The most significant change in net interest income has been the reduction in our loan portfolio due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold to the secondary market. A gain on the sale of mortgage loans partially offset the decline in net interest income, during 2003.

In 2003, the Company purchased a FHLMC (Freddie Mac) pool of new twenty year residential mortgages, with a 5 1/2% coupon and a face value of $100 million. The Company financed the purchase by borrowing $100 million from the Federal Home Loan Bank with maturities ranging from 5 to 20 years. The interest spread will vary depending on various interest rate scenarios which affect prepayment speeds.

The Company has experienced increased prepayment of principal on the mortgage-backed securities portfolio. With these proceeds, the Company has purchased long-term municipal securities at higher tax equivalent yields than the Company was previously earning on the mortgage-backed securities portfolio.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2004 and June 30, 2003.

----------------------------------------------------------------------------------------------------------
                                                  June 30, 2004                     June 30, 2003
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   7,262   $    200    5.51%     $  33,832   $    688    4.07%
    U.S. Agency obligations                  135,566      2,228    3.29%        49,071      1,362    5.55%
    States & political subdivisions           41,160        932    6.86%        20,039        440    6.65%
    Federal Home Loan Bank stock               5,624         43    1.53%         3,768         49    2.60%
    Other                                        522          8    3.07%           397          6    3.02%
  Held-to-maturity:
    U.S. Agency obligations                   79,344      1,785    4.50%        80,072      1,872    4.63%
    States & political subdivisions           29,318        795    8.22%        29,990        842    8.51%
Loans, net of unearned income:
  Real estate mortgages                      178,710      4,657    5.21%       209,097      6,277    6.00%
  Commercial                                  34,016        809    4.76%        31,721        757    4.77%
  Consumer and other                          34,408        882    5.13%        39,403      1,007    5.11%
Federal funds sold                             8,982         43    0.96%        16,411         89    1.08%
Interest on balances with banks                8,792         37    0.84%         7,707         40    1.04%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                     563,704   $ 12,419    4.41%       521,508   $ 13,429    5.15%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,455                             8,185
Bank premises and equipment                    9,774                             9,840
Accrued interest receivable                    3,062                             3,259
Other assets                                   3,093                             4,691
Less:  Allowance for loan losses              3,498                              3,322
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 584,590                         $ 544,161
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  30,726   $     51    0.33%     $  27,656   $     85    0.61%
  Savings                                     81,394        201    0.49%        75,238        275    0.73%
  Money markets                               88,923        315    0.71%        85,273        407    0.95%
  Time - Over $100                            29,462        337    2.29%        33,422        474    2.83%
  Time - Other                                96,168      1,096    2.28%       108,400      1,544    2.85%
Federal funds purchased                            -          -        -             -          -        -
Repurchase agreements                         21,278         78    0.73%        19,788         91    0.92%
Short-term borrowings                            451          2    0.89%         1,008          9    1.79%
Long-term borrowings                          91,182      1,760    3.86%        57,144      1,127    3.94%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     439,584   $  3,840    1.75%       407,929   $  4,012    1.97%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 81,163                            73,545
All other liabilities                          2,196                             2,903
Stockholders' equity                          61,647                            59,784
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 584,590                         $ 544,161
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.66%                             3.18%
----------------------------------------------------------------------------------------------------------
Net Interest Income
                                                       $  8,579                          $  9,417
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
      Net interest margin                                          3.04%                             3.61%
      Return on average assets                                     0.86%                             1.16%
      Return on average equity                                     8.14%                            10.52%
      Average equity to average assets                            10.55%                            10.99%
      Dividend payout ratio                                       51.28%                            41.10%
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

During 2003, the Company experienced accelerated pre-payments of its fixed-rate mortgage-backed securities portfolio, due to the historically low-rate interest environment. Additionally, amortization of the bond premium was also accelerated relative to the increased pre-payments of principal on the mortgage-backed securities, which impacted earnings on a negative basis. The proceeds of the pre-payments have been reinvested in long-term municipal securities at tax equivalent yields higher than the Company was receiving on the mortgage-backed securities.

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

For the three months ended June 30, 2004, the provision for loan losses decreased to $3 from $216 in the three months ended June 30, 2003. Loans charged off totaled $7 and recoveries were $4 for the three months ended June 30, 2004. In the same period of 2003, loans charged off were $18 and recoveries were $2. In the first half of 2004, the provision for loan losses was $21, a decrease from $455 in the first six months of 2003. Loans charged-off totaled $28 and recoveries of $7 for the six months ended June 30, 2004. In the same period of 2003 loans charged off were $305, offset by recoveries of $3. At June 30, 2004 the allowance for loan losses was set at $3,500 or 1.39% of loans based upon the bank's analysis methodology as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2004 and June 30, 2003, respectively:

                                            June 30             June 30
Three Months Ended:                           2004                2003
------------------------------------------------------------------------
Trust department income                    $     322           $     321
Service charges on deposit accounts              268                 288
Merchant transaction income                      970                 924
Other fee income                                 292                 311
Other operating income                           154                 501
Realized gains (losses) on securities, net         -                   -
------------------------------------------------------------------------
  Total Other Income                       $   2,006           $   2,345
------------------------------------------------------------------------

Other income decreased $339 or 14.5% to $2,006 for the three months ended June 30, 2004 compared with $2,345 for the similar period of 2003. Other operating income decreased $347, primarily due to a reduction in gains on the sale of loans in the secondary market of lower, fixed, long-term obligations, which peaked during 2003.

The following table sets forth information by category of other income for the Company for six months ended June 30, 2004 and June 30, 2003, respectively:

                                            June 30             June 30
Six Months Ended:                             2004                2003
------------------------------------------------------------------------
Trust department income                    $     642           $     636
Service charges on deposit accounts              539                 565
Merchant transaction income                    2,399               2,412
Other fee income                                 559                 595
Other operating income                           281                 883
Realized gains (losses) on securities, net         -                   -
------------------------------------------------------------------------
  Total Other Income                       $   4,420           $   5,091
------------------------------------------------------------------------

Other income decreased $671 or 13.2% to $4,420 during the first half of 2004 from $5,091 for the same period of 2003. Other operating income decreased $602, primarily due to a reduction in gains on the sale of loans in the secondary market of lower, fixed, long-term obligations, which peaked during 2003.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2004  and  June  30,  2003,
respectively:

                                            June 30             June 30
Three Months Ended:                           2004                2003
------------------------------------------------------------------------
Salaries and employee benefits             $   2,258           $   2,198
Expense of premises and fixed assets             600                 631
Merchant transaction expenses                    816                 795
Other operating expenses                       1,153               1,216
------------------------------------------------------------------------
  Total Other Expenses                     $   4,827           $   4,840
------------------------------------------------------------------------

Total other expenses decreased $13 to $4,827 in the first three months of 2004 compared with $4,840 for the same period of 2003. Salaries and employment benefits expense increased $60 or 2.7%. Other operating expenses decreased $63 or 5.2%. Applicable income taxes decreased $259 due to increased tax free income along with lower net income.

The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2004 and June 30, 2003, respectively:

                                            June 30             June 30
Six Months Ended:                             2004                2003
------------------------------------------------------------------------
Salaries and employee benefits             $   4,557           $   4,400
Expense of premises and fixed assets           1,281               1,322
Merchant transaction expenses                  1,937               2,059
Other operating expenses                       2,367               2,328
------------------------------------------------------------------------
  Total Other Expenses                     $  10,142           $  10,109
------------------------------------------------------------------------

Total other expenses increased $33 to $10,142 during the first half of 2004 compared with $10,109 for the same period of 2003. Salaries and employment benefits expense increased $157 or 3.6%, mainly from increases in salaries of $78, pension expense of $13 and employee education costs of $24. Applicable income taxes decreased $472 due to increased tax free income along with lower net income.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                              June 30,       December 31,
As Of:                                          2004             2003
-------------------------------------------------------------------------
Real estate - construction
  and land development                        $   4,079        $   3,078
Real estate mortgages                           179,676          172,964
Commercial                                       34,329           30,056
Credit card and related plans                    2,416             2,403
Installment                                      25,132           25,855
Obligations of states & political subdivisions   6,329             6,026
-------------------------------------------------------------------------
  Loans, net of unearned income                 251,961          240,382
Less:  Allowance for loan losses                  3,500            3,500
-------------------------------------------------------------------------
  Loans, net                                  $ 248,461        $ 236,882
-------------------------------------------------------------------------

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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                             June 30,   December 31,    June 30,
As Of:                                         2004         2003          2003
--------------------------------------------------------------------------------
Non-accrual loans                            $ 1,918      $ 1,533       $ 1,638
Loans past due 90 days or more and accruing:
  Guaranteed student loans                       193          169           247
  Credit card and home equity loans                5            3            20
--------------------------------------------------------------------------------
  Total non-performing loans                   2,116        1,705         1,905
Other real estate owned                            -          121           419
--------------------------------------------------------------------------------
  Total non-performing assets                $ 2,116    $   1,826       $ 2,324
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,918 and $1,638 at June 30, 2004 and June 30, 2003, respectively. If interest on those loans had been accrued, such income would have been $245 and $178 for the six months ended June 30, 2004 and June 30, 2003, respectively. Interest income on those loans, which is recorded only when received, amounted to $9 and $15 for June 30, 2004 and June 30, 2003, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2004 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At June 30, 2004 and December 31, 2003, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                               June 30,    June 30,
Three Months Ended:                              2004        2003
-------------------------------------------------------------------
Balance at beginning of period                 $  3,500    $ 3,300
Charge-offs:
  Real estate mortgages                               1          5
  Commercial and all others                           3          -
  Credit card and related plans                       3         13
  Installment loans                                   -          -
-------------------------------------------------------------------
Total charge-offs                                     7         18
-------------------------------------------------------------------
Recoveries:
  Real estate mortgages                               -          -
  Commercial and all others                           -          -
  Credit card and related plans                       2          1
  Installment loans                                   2          1
-------------------------------------------------------------------
Total recoveries                                      4          2
-------------------------------------------------------------------
Net charge-offs (recoveries)                          3         16
-------------------------------------------------------------------
Provision charged to operations                       3        216
-------------------------------------------------------------------
  Balance at End of Period                     $  3,500    $ 3,500
-------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                     0.001%     0.006%
-------------------------------------------------------------------


                                               June 30,    June 30,
Six Months Ended:                                2004        2003
-------------------------------------------------------------------
Balance at beginning of period                 $  3,500    $ 3,347
Charge-offs:
  Real estate mortgages                               -          6
  Commercial and all others                          12        276
  Credit card and related plans                      13         20
  Installment loans                                   3          3
-------------------------------------------------------------------
Total charge-offs                                    28        305
-------------------------------------------------------------------
Recoveries:
  Real estate mortgages                               3          -
  Commercial and all others                           -          -
  Credit card and related plans                       2          2
  Installment loans                                   2          1
-------------------------------------------------------------------
Total recoveries                                      7          3
-------------------------------------------------------------------
Net charge-offs (recoveries)                         21        302
-------------------------------------------------------------------
Provision charged to operations                      21        455
-------------------------------------------------------------------
  Balance at End of Period                     $  3,500      3,500
-------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                     0.009%     0.108%
-------------------------------------------------------------------


Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.39% at June 30, 2004 and 1.34% at June 30, 2003.

The allowance for loan losses is allocated as follows:

As Of:                             June 30, 2004    December 31, 2003       June 30, 2003
------------------------------------------------------------------------------------------
                                  Amount       %*    Amount        %*      Amount       %*
------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,100    73%     $ 1,100     73%       $ 1,500    73%
Commercial and all others           1,975    16%       1,970     15%         1,475    16%
Credit card and related plans         175     1%         180      1%           175     1%
Personal installment loans            250    10%         250     11%           350    10%
------------------------------------------------------------------------------------------
  Total                           $ 3,500   100%     $ 3,500    100%       $ 3,300   100%
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

The Company offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $156,732 of available borrowing capacity with the FHLB.

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

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. The Bank has issued standby letters of credit for the account of a related party in the amount of $6,853.

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

The Company's total risk-based capital ratio was 20.51% at June 30, 2004. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, enacted in July of 2002, continues to impact the Company. A recalculation of our public float as of June 30, 2003 and 2004 determined that the Company is not subject to the accelerated filing deadlines of the Securities and Exchange Commission (SEC) which reduced the number of days accelerated filers have to issue the 2004 Annual Report (Form 10-K) from 75 to 60 days. Similarly, for accelerated filers, the quarterly reports for 2004 have to be filed within 40 days of the end of each quarter from 45 days in prior years. In 2005, accelerated filers will lose another 5 days and quarterly reports will need to be filed within 35 days of the end of each quarter. Although not subject to the accelerated filing dates we do intend to file our quarterly reports this year within 40 days of the end of each quarter.

Section 404 of the Act requires that, for the Company, commencing with the Annual Report for year 2005, which must be filed with the SEC by March 1, 2006, and for each year thereafter, the report must include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's auditors must also provide an opinion about whether management's assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects. This provision will require management to document each type of transaction that occurs in the Company, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls. Affecting all of this is the control environment within the Company. All of this must be accomplished by December 31, 2005, and due to this, management is already spending an enormous amount of time documenting the internal control processes within the Company.


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

PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of June 30, 2004, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     The  Annual  Meeting  of   Shareholders  of  Penseco   Financial   Services
     Corporation was held on May 4, 2004.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2008, were elected:

                            number of votes        number of votes         number of
                           cast for director    cast against director    votes not cast
                           -----------------    ---------------------    --------------
    Russell C. Hazelton        1,940,658              64,861                 142,481
    Robert W. Naismith, Ph.D.  1,939,985              65,534                 142,481
    Emily S. Perry             1,971,364              34,155                 142,481


Item 5 -- Other Information


Accelerated Filing Rules

A recalculation of our public float as of June 30, 2003 and 2004 determined that the Company is not subject to the accelerated filing rules of the Securities and Exchange Commission (SEC) which reduced the number of days accelerated filers have to issue the 2004 Annual Report from 75 to 60 days. To be considered an accelerated filer, a company must have common equity public float of $75 million or more held by non-affiliates.

The Company indicated on prior filings that it considered itself to be subject to accelerated filing rules.

The recalculation is as follows:

                                             06/30/03        06/30/04
                                            ----------      ----------
Total outstanding shares                     2,148,000       2,148,000

Less:  Shares held by affiliates               269,620         270,511

Non-affiliate shares                         1,878,380       1,877,489

Average Bid/Ask price at June 30                39.875           36.25

Common equity public float                  74,900,403      68,058,976

Also, Section 404 of the Act requires that, for the Company, commencing with the Annual Report for year 2005 which must be filed with the SEC by March 1, 2006, and for each year thereafter, the report must include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's auditors must also provide an opinion about whether management's assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects. This provision will require management to document each type of transaction that occurs in the Company, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls.


Item 6 -- Exhibits and Reports on Form 8-K


   a.  Exhibits

     31 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

   b.  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended June 30, 2004.

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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    July 30, 2004



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    July 30, 2004