Form 10-Q
period 2004-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2004-11-09
CIK 1054508

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

                For the quarterly period ended September 30, 2004

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 29, 2004 was 2,148,000.


================================================================================

         PENSECO FINANCIAL SERVICES CORPORATION

                                                                          Page

Part I -- FINANCIAL INFORMATION

  Item 1. Financial Statements - Consolidated

            Balance Sheets:

               September 30, 2004........................................   3
               December 31, 2003.........................................   3

            Statements of Income:

               Three Months Ended September 30, 2004.....................   4
               Three Months Ended September 30, 2003.....................   4
               Nine Months Ended September 30, 2004......................   5
               Nine Months Ended September 30, 2003......................   5

            Statements of Cash Flows:

               Nine Months Ended September 30, 2004......................   6
               Nine Months Ended September 30, 2003......................   6

            Notes to Financial Statements................................   7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  24

  Item 4. Controls and Procedures........................................  25


Part II -- OTHER INFORMATION

  Item 1. Legal Proceedings..............................................  25

  Item 2. Changes in Securities and Use of Proceeds......................  25

  Item 3. Defaults Upon Senior Securities................................  25

  Item 4. Submission of Matters to a Vote of Security Holders............  25

  Item 5. Other Information..............................................  25

  Item 6. Exhibits and Reports on Form 8-K...............................  25

  Signatures.............................................................  26

  Certifications.........................................................  27

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                                September 30,         December 31,
                                                                     2004                 2003
                                                               ----------------     ----------------
ASSETS

Cash and due from banks                                           $   10,409           $   10,062
Interest bearing balances with banks                                   5,255                4,693
Federal funds sold                                                     3,275               23,600
                                                               ----------------     ----------------
  Cash and Cash Equivalents                                           18,939               38,355
Investment securities:
  Available-for-sale, at fair value                                  189,772              179,600
  Held-to-maturity (fair value of $101,201
    and $115,672, respectively)                                       98,637              113,525
                                                               ----------------     ----------------
    Total Investment Securities
                                                                     288,409              293,125
Loans, net of unearned income                                        263,980              240,382
    Less: Allowance for loan losses                                    3,600                3,500
                                                               ----------------     ----------------
    Loans, Net                                                        60,380              236,882
Bank premises and equipment                                            9,404                9,935
Other real estate owned                                                   44                  121
Accrued interest receivable                                            3,437                3,298
Other assets                                                           3,197                2,874
                                                               ----------------     ----------------
    Total Assets                                                  $  583,810           $  584,590
                                                               ================     ================
LIABILITIES

Deposits:
  Non-interest bearing                                            $   90,341           $   79,726
  Interest bearing                                                   316,056              328,218
                                                               ----------------     ----------------
    Total Deposits                                                   406,397              407,944
Other borrowed funds:
  Repurchase agreements                                               25,904               19,454
  Short-term borrowings                                                  611                  823
  Long-term borrowings                                                86,875               93,523
Accrued interest payable                                                 840                1,158
Other liabilities                                                      1,183                  881
                                                               ----------------     ----------------
  Total Liabilities                                                  521,810              523,783
                                                               ----------------     ----------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                    21                   21
Surplus                                                               10,819               10,819
Retained earnings                                                     50,321               48,131
Accumulated other comprehensive income                                   839                1,836
                                                               ----------------     ----------------
  Total Stockholders' Equity                                          62,000               60,807
                                                               ----------------     ----------------
  Total Liabilities and Stockholders' Equity                      $  583,810           $  584,590
                                                               ================     ================

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                 Three Months Ended            Three Months Ended
                                                                 September 30, 2004            September 30, 2003
                                                               ----------------------        ----------------------
INTEREST INCOME
Interest and fees on loans                                            $  3,468                      $  3,401
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   1,976                         2,141
  States & political subdivisions                                          947                           645
  Other securities                                                          21                            33
Interest on Federal funds sold                                              14                           147
Interest on balances with banks                                             16                            28
                                                               ----------------------        ----------------------
  Total Interest Income
                                                                         6,442                         6,395
                                                               ----------------------        ----------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              164                           202
Interest on other deposits                                                 790                           975
Interest on other borrowed funds                                           897                           972
                                                               ----------------------        ----------------------
  Total Interest Expense                                                 1,851                         2,149
                                                               ----------------------        ----------------------
  Net Interest Income                                                    4,591                         4,246
Provision for loan losses                                                  114                             1
                                                               ----------------------        ----------------------
  Net Interest Income After Provision for Loan Losses                    4,477                         4,245
                                                               ----------------------        ----------------------
OTHER INCOME
Trust department income                                                    372                           345
Service charges on deposit accounts                                        271                           283
Merchant transaction income                                              1,698                         1,729
Other fee income                                                           289                           328
Other operating income                                                     200                           549
Realized gains (losses) on securities, net                                   -                             -
                                                               ----------------------        ----------------------
  Total Other Income                                                     2,830                         3,234
                                                               ----------------------        ----------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,235                         2,219
Expense of premises and fixed assets                                       556                           607
Merchant transaction expenses                                            1,344                         1,378
Other operating expenses                                                 1,251                         1,218
                                                               ----------------------        ----------------------
  Total Other Expenses                                                   5,386                         5,422
                                                               ----------------------        ----------------------
Income before income taxes                                               1,921                         2,057
Applicable income taxes                                                    306                           454
                                                               ----------------------        ----------------------
  Net Income                                                             1,615                         1,603
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                   1,915                          (610)
                                                               ----------------------        ----------------------
  Comprehensive Income                                                $  3,530                      $    993
                                                               ======================        ======================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $    .75                      $    .75
Cash Dividends Declared Per Common Share                              $    .30                      $    .30

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                  Nine Months Ended             Nine Months Ended
                                                                 September 30, 2004            September 30, 2003
                                                               ----------------------        ----------------------
INTEREST INCOME
Interest and fees on loans                                            $  9,816                      $ 11,443
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   6,188                         6,062
  States & political subdivisions                                        2,675                         1,927
  Other securities                                                          72                            88
Interest on Federal funds sold                                              57                           236
Interest on balances with banks                                             53                            68
                                                               ----------------------        ----------------------
     Total Interest Income
                                                                        18,861                        19,824
                                                               ----------------------        ----------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              501                           676
Interest on other deposits                                               2,453                         3,286
Interest on other borrowed funds                                         2,737                         2,199
                                                               ----------------------        ----------------------
  Total Interest Expense
                                                                         5,691                         6,161
                                                               ----------------------        ----------------------
  Net Interest Income
                                                                        13,170                        13,663
Provision for loan losses                                                  135                           456
                                                               ----------------------        ----------------------
  Net Interest Income After Provision for Loan Losses
                                                                        13,035                        13,207
                                                               ----------------------        ----------------------
OTHER INCOME
Trust department income                                                  1,014                           981
Service charges on deposit accounts                                        810                           848
Merchant transaction income                                              4,097                         4,141
Other fee income                                                           848                           923
Other operating income                                                     481                         1,432
Realized gains (losses) on securities, net                                   -                             -
                                                               ----------------------        ----------------------
  Total Other Income
                                                                         7,250                         8,325
                                                               ----------------------        ----------------------
OTHER EXPENSES
Salaries and employee benefits                                           6,792                         6,619
Expense of premises and fixed assets                                     1,837                         1,929
Merchant transaction expenses                                            3,281                         3,437
Other operating expenses                                                 3,618                         3,546
                                                               ----------------------        ----------------------
  Total Other Expenses
                                                                        15,528                        15,531
                                                               ----------------------        ----------------------
Income before income taxes
                                                                         4,757                         6,001
Applicable income taxes                                                    634                         1,254
                                                               ----------------------        ----------------------
  Net Income
                                                                         4,123                         4,747
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                    (997)                         (828)
                                                               ----------------------        ----------------------
  Comprehensive Income                                                $  3,126                      $  3,919
                                                               ======================        ======================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   1.92                      $   2.21
Cash Dividends Declared Per Common Share                              $    .90                      $    .90




                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                       Nine Months Ended        Nine Months Ended
                                                                                      September 30, 2004       September 30, 2003
                                                                                     ---------------------    ---------------------
OPERATING ACTIVITIES
Net Income                                                                                 $   4,123                $   4,747
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                   624                      891
  Provision for loan losses                                                                      114                      456
  Deferred income tax provision (benefit)                                                         60                       20
  Amortization of securities, (net of accretion)                                               1,191                      694
  Net realized losses (gains) on securities                                                        -                        -
  Loss (gain) on other real estate                                                                 -                       13
  (Increase) decrease in interest receivable                                                    (139)                     325
  (Increase) decrease in other assets                                                           (323)                     297
  Increase (decrease) in income taxes payable                                                    183                       55
  (Decrease) increase in interest payable                                                       (318)                    (324)
  Increase (decrease) in other liabilities                                                       573                      160
                                                                                     ---------------------    ---------------------
    Net cash provided by operating activities
                                                                                               6,088                    7,334
                                                                                     ---------------------    ---------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (49,543)                 (37,383)
  Proceeds from investment securities available-for-sale                                      23,015                   17,756
  Purchase of investment securities to be held-to-maturity                                         -                 (103,031)
  Proceeds from repayments of investment securities available-for-sale                        14,108                    4,386
  Proceeds from repayments of investment securities held-to-maturity                          14,434                   16,069
  Net loans (originated) repaid                                                              (23,656)                  46,865
  Proceeds from other real estate                                                                121                      143
  Investment in premises and equipment                                                           (93)                  (1,064)
                                                                                     ---------------------    ---------------------
    Net cash (used) provided by investing activities                                         (21,614)                 (56,259)
                                                                                     ---------------------    ---------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                      11,181                    8,729
  Net (payments) proceeds on time deposits                                                   (12,728)                 (10,926)
  Increase (decrease) in federal funds purchased                                                   -                        -
  Increase (decrease) in repurchase agreements                                                 6,450                    5,775
  Net (decrease) increase in short-term borrowings                                              (212)                    (662)
  Proceeds from long-term borrowings                                                               -                  100,000
  Repayments of long-term borrowings                                                          (6,648)                  (4,299)
  Cash dividends paid                                                                         (1,933)                  (1,933)
                                                                                     ---------------------    ---------------------
    Net cash (used) provided by financing activities                                          (3,890)                  96,684
                                                                                     ---------------------    ---------------------
    Net (decrease) increase in cash and cash equivalents
                                                                                             (19,416)                  47,759

Cash and cash equivalents at January 1                                                        38,355                   54,619
                                                                                     ---------------------    ---------------------
Cash and cash equivalents at September 30                                                  $  18,939                $ 102,378
                                                                                     =====================    =====================


The Company paid interest and income taxes of $6,009 and $432 and $6,485 and $1,518, for the nine month periods ended September 30, 2004 and 2003, respectively.

                   Notes to CONSOLIDATED Financial Statements
                    For the Quarter Ended September 30, 2004
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2003, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended
September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2004 and September 30, 2003, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at September 30, 2004 and December 31, 2003 are as follows:


                                 Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
September 30, 2004                 Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $   4,999     $   101       $     -    $   5,100
U.S. Agency securities             70,953         485           160       71,278
Mortgage-backed securities         57,635          51            86       57,600
States & political subdivisions    48,751         792           229       49,314
--------------------------------------------------------------------------------
  Total Debt Securities           182,338       1,429           475      183,292
Equity securities                   6,163         317             -        6,480
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 188,501     $ 1,746       $   475    $ 189,772
===============================================================================


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
================================================================================



                                Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
September 30, 2004                 Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  69,388     $     8       $   267    $  69,129
States & political subdivisions    29,249       2,823             -       32,072
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  98,637     $ 2,831       $   267    $ 101,201
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
================================================================================

The amortized cost and fair value of debt securities at September 30, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



September 30, 2004                    Available-for-Sale          Held-to-Maturity
--------------------------------------------------------------------------------------
                                     Amortized     Fair         Amortized      Fair
                                        Cost       Value          Cost        Value
--------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities           $   4,999   $   5,100      $       -   $       -
  U.S. Agency securities                15,015      15,457              -           -
After one year through five years:
  U.S. Agency securities                55,938      55,821              -           -
After ten years:
  States & political subdivisions       48,751      49,314         29,249      32,072
--------------------------------------------------------------------------------------
  Subtotal                             124,703     125,692         29,249      32,072
Mortgage-backed securities              57,635      57,600         69,388      69,129
--------------------------------------------------------------------------------------
  Total Debt Securities              $ 182,338   $ 183,292      $  98,637   $ 101,201
======================================================================================



The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004 are as follows:


                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    ------------------------------
                                    Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
                                    Value           Losses            Value           Losses            Value           Losses
                                -------------    -------------    -------------    -------------    -------------    -------------
U.S. Agency securities            $  40,665         $  160          $      -          $     -         $  40,665          $  160
Mortgage-backed securities           39,086             86            68,807              267           107,893             353
States & political
  subdivisions                       17,517            229                 -                -            17,517             229
                                -------------    -------------    -------------    -------------    -------------    -------------
  Total                           $  97,268         $  475          $ 68,807          $   267         $ 166,075          $  742
                                =============    =============    =============    =============    =============    =============

The above table includes forty-nine (49) securities that have unrealized losses for less than twelve months and one (1) mortgaged-backed security that has been in an unrealized loss position for twelve or more months. The unrealized losses in each case are related to interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a market price recovery, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

NOTE 5 -- Loan Portfolio


Details regarding the Company's loan portfolio:

                                                 September 30,     December 31,
As Of:                                               2004              2003
--------------------------------------------------------------------------------
Real estate - construction and land development    $   5,737         $   3,078
Real estate mortgages                                187,217           172,964
Commercial                                            37,137            30,056
Credit card and related plans                          2,451             2,403
Installment                                           25,459            25,855
Obligations of states & political subdivisions         5,979             6,026
--------------------------------------------------------------------------------
  Loans, net of unearned income                      263,980           240,382
Less:  Allowance for loan losses                       3,600             3,500
--------------------------------------------------------------------------------
  Loans, net                                       $ 260,380         $ 236,882
--------------------------------------------------------------------------------

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

   The loans are secured by a general collateral pledge of the Company.

   A summary of the long-term debt at September 30, 2004 is as follows:

Note payable, due in monthly installments of $161, including
  principal and interest at a fixed rate of 2.73%, maturing March, 2008.     $  6,427

Note payable, due in monthly installments of $253, including
  principal and interest at a fixed rate of 3.22%, maturing March, 2010.       15,281

Note payable, due in monthly installments of $430, including
  principal and interest at a fixed rate of 3.74%, maturing March, 2013.       37,528

Note payable, due in monthly installments of $186, including
  principal and interest at a fixed rate of 4.69%, maturing March, 2023.       27,639
                                                                             --------
  Total long-term debt                                                       $ 86,875
                                                                             ========


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.


Aggregate maturities of long-term debt at September 30, 2004 are as follows:

                      September 30,         Principal
                      -------------         ---------
                               2005          $  9,139
                               2006             9,464
                               2007             9,801
                               2008             9,181
                               2009             8,533
                         Thereafter            40,757
                                            ---------
                                            $  86,875
                                            =========

NOTE 8 -- Employee Benefit Plans

The components of the net periodic benefit costs are as follows:

                                      Pension Benefits       Other Benefits
                                     ------------------     -----------------
Nine months ended September 30,        2004      2003         2004      2003
-----------------------------------------------------------------------------
Service cost                         $  297    $  289       $    1    $    1
Interest cost                           493       476            4         4
Expected return on plan assets         (525)     (468)           -         -
Amortization of prior service cost        -         -            2         2
Amortization of net (gain) loss          93       131            -         -
-----------------------------------------------------------------------------
  Net periodic pension cost          $  358    $  428       $    7    $    7
-----------------------------------------------------------------------------


Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $318 to its pension plan and $12 to its postretirement plan in 2004. As of September 30, 2004, $190 has been contributed to the pension plan. The Company presently anticipates contributing $381 to fund its pension plan in 2004. The postretirement plan estimate has not changed since December 31, 2003.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2004, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of September 30, 2004       Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 64,269  19.95%    > $ 25,774  > 8.0%      > $ 32,217  >  10.0%
                                                  -           -           -           -
Tier 1 Capital
  (to Risk Weighted Assets)   $ 60,669  18.83%    > $ 12,887  > 4.0%      > $ 19,330  >   6.0%
                                                  -           -           -           -
Tier 1 Capital
  (to Average Assets)         $ 60,669  10.39%    > $      *  >    *      > $ 29,185  >   5.0%
                                                  -           -           -           -

*3.0% ($17,511), 4.0% ($23,348) or 5.0% ($29,185) depending on the bank's CAMELS
Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of December 31, 2003        Amount   Ratio        Amount    Ratio          Amount    Ratio
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

 PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and it's subsidiary, Penn Security Bank and Trust Company, for the three months ended September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2004 and September 30, 2003. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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


Executive Summary

Net income for the three months ended September 30, 2004 remained basically unchanged at $1,615 or $.75 per share compared with $1,603 or $.75 per share for the three months ended September 30, 2003. Net interest income, before provision for loan losses, increased $345 or 8.1% to $4,591 for the three months ended September 30, 2004 compared to $4,246 for the same period of 2003. The growth partially came from increases in the investment securities portfolio along with increased loans, and lower interest expense on time deposits and long-term borrowings. The provision for loan losses increased $113 from the year ago period due to growth in the Company's loan portfolio based upon the analysis methodology of valuating the reserve for bad debts and as an act of prudence by management. Other income decreased $404 or 12.5% mostly due to a reduction of $367 in gains on the sale of mortgage loans to the secondary market which peaked during the third quarter of 2003. Also, the Company experienced reduced fee income of $25 from income on sold mortgages serviced for others. Other expenses decreased slightly by $36 to $5,386 compared to $5,422 from the year ago period. Applicable income taxes decreased $148 mainly due to increased tax-free income.

For the nine months ended September 30, 2004, net income decreased $624 or 13.1% to $4,123 or $1.92 per share compared with the 2003 year to date period of $4,747 or $2.21 per share. Net interest income before provision for loan losses decreased $493 or 3.6% to $13,170 for the nine months ended September 30, 2004 from $13,663 for the same period of 2003. Provision for loan losses decreased to $135 in 2004 from $456 for the same period of 2003. Net interest income after provision for loan losses decreased $172 or 1.3% to $13,035 from $13,207 for the nine months ended September 30, 2003. Other income decreased $1,075 or 12.9% of which $1,036 is attributed to a reduction in gains on the sale of mortgage loans to the secondary market which peaked during the third quarter of 2003. Other expenses were relatively unchanged at $15,528 compared to $15,531 from the year ago period. Applicable income taxes decreased $620 mainly from increased tax-free income along with lower net income.


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

Net interest income after provision for loan losses increased $232 or 5.5% to $4,477 for the three months ended September 30, 2004 compared to $4,245 for the three months ended September 30, 2003. Earning assets increased 19 basis points, largely due to the increases in investments and loans, along with lower interest expense on time deposits and long-term borrowings. Offsetting this increase was an increase in the provision for loan losses from $1 in 2003 to $114 in 2004.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended September 30, 2004, net interest margin was 3.28% increasing 35 basis points from 2.93% in the same period of 2003.

Total average earning assets and average interest bearing funds decreased in the three months ended September 30, 2004 as compared to 2003. Average earning assets decreased $19.3 million or 3.3%, from $579.7 million in 2003 to $560.4 million in 2004 and average interest bearing funds decreased $22.9 million, or 5.0%, from $459.4 million to $436.5 million for the same period, mainly due to a reduction of time deposits from September 2003. As a percentage of average assets, earning assets increased to 96.3% for the three months ended September 30, 2004 from 96.0% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended September 30, 2004 and 2003. Average loans as a percentage of average earning assets increased from 42.8% in 2003 to 46.0% in 2004, due largely to the increase in commercial and real estate loans. Average investments increased $37.6 million from 44.1% to 52.3% of average assets but at lower yields than 2003. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased $66.6 million to $9.3 from $75.9 and also decreased as a percentage of average earning assets from 13.1% in 2003 to 1.7% in 2004 as the Company invested in tax-free securities. Average time deposits decreased $19.0 million or 13.7% from 30.1% of interest bearing liabilities in 2003 to 27.4% in 2004. Average long-term borrowings decreased $8.9.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 25 basis points from 4.93% in the three months ended September 30, 2003 to 4.68% for 2004. Also, average loan yields decreased 10 basis points, from 5.48% in the three months ended September 30, 2003 to 5.38% in 2004.

The average time deposit costs decreased 28 basis points from 2.56% in 2003 to 2.28% in 2004; however money market accounts increased 4 basis points from .74% in 2003 to .78% in 2004.

The most significant change in net interest income has been from increases in our loan portfolio along with increased tax-free income from the investment portfolio.

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

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2004 and September 30, 2003.

----------------------------------------------------------------------------------------------------------
                                                September 30, 2004                September 30, 2003
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   5,200   $     86    6.62%     $  31,034   $    326    4.20%
    U.S. Agency obligations                  134,351      1,094    3.26%        72,719        871    4.79%
    States & political subdivisions           47,062        538    6.93%        20,994        265    7.65%
    Federal Home Loan Bank stock               5,894         19    1.29%         6,113         31    2.03%
    Other                                        567          2    1.41%           448          2    1.79%
  Held-to-maturity:
    U.S. Agency obligations                   70,867        796    4.49%        94,711        944    3.99%
    States & political
      subdivisions                            29,248        409    8.47%        29,540        380    7.79%
Loans, net of unearned income:
  Real estate mortgages                      187,013      2,571    5.50%       183,014      2,554    5.58%
  Commercial                                  37,090        465    5.01%        30,660        394    5.14%
  Consumer and other                          33,826        432    5.11%        34,607        453    5.24%
Federal funds sold                             3,519         14    1.59%        62,615        147    0.94%
Interest on balances with banks                5,787         16    1.11%        13,236         28    0.85%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                     560,424   $  6,442    4.60%       579,691   $  6,395    4.41%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,816                             9,053
Bank premises and equipment                    9,502                            10,214
Accrued interest receivable                    3,391                             3,014
Other assets                                   3,309                             5,324
Less:  Allowance for loan losses               3,498                             3,504
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 581,944                         $ 603,792
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  32,484   $     26    0.32%     $  29,581   $     24    0.32%
  Savings                                     82,997         73    0.35%        77,896         97    0.50%
  Money markets                               89,365        174    0.78%        92,805        172    0.74%
  Time - Over $100                            27,886        164    2.35%        32,605        202    2.48%
  Time - Other                                91,478        517    2.26%       105,774        682    2.58%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         23,876         44    0.74%        23,518         43    0.73%
Short-term borrowings                            525          2    1.52%           444          1    0.90%
Long-term borrowings                          87,851        851    3.87%        96,754        928    3.84%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     436,462   $  1,851    1.70%       459,377   $  2,149    1.87%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 85,225                            80,405
All other liabilities                            349                             2,739
Stockholders' equity                          59,908                            61,271
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 581,944                         $ 603,792
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.90%                             2.54%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  4,591                          $  4,246
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.28%                             2.93%
  Return on average assets                                         1.11%                             1.06%
  Return on average equity                                        10.78%                            10.46%
  Average equity to average assets                                10.29%                            10.15%
  Dividend payout ratio                                           38.87%                            40.13%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses decreased $172 or 1.3% to $13,035 for the nine months ended September 30, 2004 compared to $13,207 for the nine months ended September 30, 2003. Earning assets repriced downward 42 basis points, largely due to the reduction in our average loan portfolio for the nine months of 2004 versus 2003, due to the refinancing of residential portfolio mortgage loans with lower fixed-rate obligations, which then were sold to the secondary market and peaked during the third quarter of 2003. Offsetting this decrease was increased securities portfolio income and a reduction in the provision for loan losses from $456 in 2003 to $135 in 2004.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the nine months of 2004, net interest margin was 3.12% decreasing 25 basis points from 3.37% in the same period of 2003.

Total average earning assets and average interest bearing funds increased in the nine months ended September 30, 2004 as compared to 2003. Average earning assets increased $21.7 million or 4.0%, from $540.9 million in 2003 to $562.6 million in 2004 and average interest bearing funds increased $13.4 million, or 3.2%, from $425.1 million to $438.5 million for the same period. As a percentage of average assets, earning assets increased to 96.4% for the nine months ended September 30 of 2004 from 95.9% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2004 and 2003. Average loans as a percentage of average earning assets decreased from 49.8% in 2003 to 44.6% in 2004, due in part to the sale of all new and refinanced fixed rate mortgages in the secondary market, which peaked during the third quarter of 2003; also, the increase in total assets caused by the leveraged transaction noted below during 2003; average investments increased $66.9 million from 42.5% to 52.8%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $26.4 million to $15.0 from $41.4 and also decreased as a percentage of average earning assets from 7.7% in 2003 to 2.7% in 2004 as the Company invested in tax-free securities. Average time deposits decreased $17.2 million or 12.2% from 33.1% of interest bearing liabilities in 2003 to 28.2% in 2004. However, average short-term borrowings, long-term borrowings and repurchase agreements increased $20.5 from 21.7% in 2003 to 25.7% in 2004, as a percentage of funding sources, principally related to the leveraged transaction described below.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 63 basis points from 5.26% for the nine months ended September 30, 2003 to 4.63% for 2004. Also, average loan yields decreased 44 basis points, from 5.66% for the nine months ended September 30, 2003 to 5.22% in 2004.

The average time deposit costs decreased 47 basis points from 2.75% in 2003 to 2.28% in 2004, along with money market accounts decreasing 15 basis points from ..88% in 2003 to .73% in 2004. These reductions are offset by the interest on new fixed-rate, long-term borrowings.

The most significant change in net interest income has been the reduction in our loan portfolio during 2003 due to the refinancing of higher rate, long-term, fixed-rate real estate loans, which were sold to the secondary market. A gain on the sale of mortgage loans partially offset the decline in net interest income, during 2003.

During 2004 net loans increased to $260 from $237, an increase of $23 or 9.7%

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

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2004 and September 30, 2003.

----------------------------------------------------------------------------------------------------------
                                                September 30, 2004                September 30, 2003
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   6,575   $    285    5.78%     $  32,900   $  1,013    4.11%
    U.S. Agency obligations                  135,161      3,322    3.28%        70,231      2,650    5.03%
    States & political subdivisions           43,127      1,470    6.89%        20,358        705    7.00%
    Federal Home Loan Bank stock               5,714         62    1.45%         4,550         80    2.34%
    Other                                        537         10    2.48%           414          8    2.58%
  Held-to-maturity:
    U.S. Agency obligations                   76,519      2,581    4.50%        71,674      2,399    4.46%
    States & political subdivisions           29,294      1,205    8.31%        29,840      1,222    8.27%
Loans, net of unearned income:
  Real estate mortgages                      181,477      7,228    5.31%       200,403      8,832    5.88%
  Commercial                                  35,041      1,274    4.85%        31,367      1,150    4.89%
  Consumer and other                          34,214      1,314    5.12%        37,803      1,461    5.15%
Federal funds sold                             7,161         57    1.06%        31,812        236    0.99%
Interest on balances with banks                7,790         53    0.91%         9,550         68    0.95%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
Income                                       562,610   $ 18,861    4.47%       540,902   $ 19,824    4.89%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,576                            8,473
Bank premises and equipment                    9,683                            9,965
Accrued interest receivable                    3,172                            3,177
Other assets                                   3,165                            4,902
Less:  Allowance for loan losses               3,498                            3,383
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 583,708                         $ 564,036
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  31,312   $     76    0.32%     $  28,298   $    109    0.51%
  Savings                                     81,928        274    0.45%        76,124        372    0.65%
  Money markets                               89,071        490    0.73%        87,784        579    0.88%
  Time - Over $100                            28,936        501    2.31%        33,150        676    2.72%
  Time - Other                                94,605      1,613    2.27%       107,523      2,226    2.76%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         22,144        121    0.73%        21,031        134    0.85%
Short-term borrowings                            476          4    1.12%           820         10    1.63%
Long-term borrowings                          90,072      2,612    3.87%        70,348      2,055    3.89%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     438,544   $  5,691    1.73%       425,078   $  6,161    1.93%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 82,517                            75,829
All other liabilities                          1,580                             2,849
Stockholders' equity                          61,067                            60,280
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 583,708                         $ 564,036
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.74%                             2.96%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 13,170                          $ 13,663
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.12%                             3.37%
  Return on average assets                                         0.94%                             1.12%
  Return on average equity                                         9.00%                            10.50%
  Average equity to average assets                                10.46%                            10.69%
  Dividend payout ratio                                           46.88%                            40.68%
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

For the three months ended September 30, 2004, the provision for loan losses increased to $114 from $1 in the three months ended September 30, 2003. Loans charged off totaled $15 and recoveries were $1 for the three months ended September 30, 2004. In the same period of 2003, loans charged off were $29 and recoveries were $28. In the nine months ended September 30, 2004, the provision for loan losses was $135, a decrease from $456 in the nine months ended September 30, 2003. Loans charged-off totaled $43 and recoveries of $8 for the nine months ended September 30, 2004. In the same period of 2003 loans charged off were $334, offset by recoveries of $31. At September 30, 2004 the allowance for loan losses was set at $3,600 or 1.36% of loans based upon the bank's analysis methodology as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2004 and September 30, 2003, respectively:

                                         September 30,    September 30,
Three Months Ended:                          2004             2003
------------------------------------------------------------------------
Trust department income                    $    372         $    345
Service charges on deposit accounts             271              283
Merchant transaction income                   1,698            1,729
Other fee income                                289              328
Other operating income                          200              549
Realized gains (losses) on securities, net        -                -
------------------------------------------------------------------------
  Total Other Income                       $  2,830         $  3,234
------------------------------------------------------------------------

Other income decreased $404 or 12.5% to $2,830 for the three months ended September 30, 2004 compared with $3,234 for the similar period of 2003. Trust income increased $27 or 7.8% largely due to new business. Other fee income decreased $39 or 11.9% mainly from reduced income from mortgage loans serviced for others. Other operating income decreased $349 or 63.6%, primarily due to a reduction in gains on the sale of loans in the secondary market of $367, which peaked during the third quarter of 2003, offset by increased brokerage income of $22 largely due to new business.

The following table sets forth information by category of other income for the Company for nine months ended September 30, 2004 and September 30, 2003, respectively:

                                         September 30,    September 30,
Nine Months Ended:                           2004             2003
------------------------------------------------------------------------
Trust department income                    $  1,014         $    981
Service charges on deposit accounts             810              848
Merchant transaction income                   4,097            4,141
Other fee income                                848              923
Other operating income                          481            1,432
Realized gains (losses) on securities, net        -                -
------------------------------------------------------------------------
  Total Other Income                       $  7,250         $  8,325
------------------------------------------------------------------------

Other income decreased $1,075 or 12.9% to $7,250 for the nine months ended September 30, 2004 from $8,325 for the same period of 2003. Trust income increased $33 or 3.4%. Other fee income decreased $75 or 8.8% mainly due to reduced cardholder discounts and income from sold mortgages serviced for others. Other operating income decreased $951 or 66.4%, primarily due to a reduction in gains on the sale of loans in the secondary market of $1,036, which peaked during the third quarter of 2003, offset by increased brokerage income of $83 or 26.1% largely due to new business.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2004 and September 30, 2003, respectively:

                                         September 30,    September 30,
Three Months Ended:                          2004             2003
------------------------------------------------------------------------
Salaries and employee benefits             $  2,235         $  2,219
Expense of premises and fixed assets            556              607
Merchant transaction expenses                 1,344            1,378
Other operating expenses                      1,251            1,218
------------------------------------------------------------------------
  Total Other Expenses                     $  5,386         $  5,422
------------------------------------------------------------------------

Total other expenses decreased $36 to $5,386 in the three months ended September 30, 2004 compared with $5,422 for the same period of 2003.

Applicable income taxes decreased $148 due to increased tax-free income.


The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2004 and September 30, 2003, respectively:

                                         September 30,    September 30,
Nine Months Ended:                           2004             2003
------------------------------------------------------------------------
Salaries and employee benefits             $  6,792         $  6,619
Expense of premises and fixed assets          1,837            1,929
Merchant transaction expenses                 3,281            3,437
Other operating expenses                     3,618             3,546
------------------------------------------------------------------------
  Total Other Expenses                     $ 15,528         $ 15,531
------------------------------------------------------------------------

Total other expenses decreased $3 to $15,528 during the nine months ended September 30, 2004 compared with $15,531 for the same period of 2003. Salaries and employment benefits expense increased $173 or 2.6%, mainly from increases in salaries of $100, employee hospitalization of $35 and employee education costs of $25, offset by decreased merchant transaction expense of $156 or 4.5%.

Applicable income taxes decreased $620 mainly due to increased tax-free income along with lower net income.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                                 September 30,     December 31,
As Of:                                               2004              2003
--------------------------------------------------------------------------------
Real estate - construction and land development    $   5,737         $   3,078
Real estate mortgages                                187,217           172,964
Commercial                                            37,137            30,056
Credit card and related plans                          2,451             2,403
Installment                                           25,459            25,855
Obligations of states & political subdivisions         5,979             6,026
--------------------------------------------------------------------------------
  Loans, net of unearned income                      263,980           240,382
Less:  Allowance for loan losses                       3,600             3,500
--------------------------------------------------------------------------------
  Loans, net                                       $ 260,380         $ 236,882
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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:



                                                September 30,    December 31,    September 30,
As Of:                                              2004             2003            2003
----------------------------------------------------------------------------------------------
Non-accrual loans                                 $ 2,253          $ 1,533         $ 2,192
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            245              169             227
  Credit card and home equity loans                     2                3              24
----------------------------------------------------------------------------------------------
  Total non-performing loans                        2,500            1,705           2,443
Other real estate owned                                44              121             278
----------------------------------------------------------------------------------------------
  Total non-performing assets                     $ 2,544          $ 1,826         $ 2,721
----------------------------------------------------------------------------------------------


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,253 and $2,192 at September 30, 2004 and September 30, 2003, respectively. If interest on those loans had been accrued, such income would have been $265 and $195 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Interest income on those loans, which is recorded only when received, amounted to $27 and $34 for September 30, 2004 and September 30, 2003, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2004 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At September 30, 2004 and December 31, 2003, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                           September 30,     September 30,
Three Months Ended:                            2004              2003
--------------------------------------------------------------------------
Balance at beginning of period                $ 3,500           $ 3,500
Charge-offs:
  Real estate mortgages                             -                 -
  Commercial and all others                         -                13
  Credit card and related plans                    10                15
  Installment loans                                 5                 1
--------------------------------------------------------------------------
Total charge-offs                                  15                29
--------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                             -                24
  Commercial and all others                         -                 -
  Credit card and related plans                     -                 -
  Installment loans                                 1                 4
--------------------------------------------------------------------------
Total recoveries                                    1                28
--------------------------------------------------------------------------
Net charge-offs (recoveries)                       14                 1
--------------------------------------------------------------------------
Provision charged to operations                   114                 1
--------------------------------------------------------------------------
  Balance at End of Period                    $ 3,600           $ 3,500
--------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
  to average loans outstanding                 0.005%            0.001%
--------------------------------------------------------------------------


                                           September 30,     September 30,
Nine Months Ended:                             2004              2003
--------------------------------------------------------------------------
Balance at beginning of period                $ 3,500           $ 3,347
Charge-offs:
  Real estate mortgages                             -                 6
  Commercial and all others                        12               289
  Credit card and related plans                    23                35
  Installment loans                                 8                 4
--------------------------------------------------------------------------
Total charge-offs                                  43               334
--------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                             3                24
  Commercial and all others                         -                 -
  Credit card and related plans                     2                 2
  Installment loans                                 3                 5
--------------------------------------------------------------------------
Total recoveries                                    8                31
--------------------------------------------------------------------------
Net charge-offs (recoveries)                       35               303
--------------------------------------------------------------------------
Provision charged to operations                   135               456
--------------------------------------------------------------------------
  Balance at End of Period                    $ 3,600           $ 3,500
--------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                   0.014%            0.112%
--------------------------------------------------------------------------


Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.36% at September 30, 2004 and 1.45% at September 30, 2003.

The allowance for loan losses is allocated as follows:

As Of:                          September 30, 2004     December 31, 2003     September 30, 2003
-----------------------------------------------------------------------------------------------
                                  Amount       %*        Amount       %*       Amount       %*
-----------------------------------------------------------------------------------------------
Real estate mortgages            $ 1,100     73%        $ 1,100     73%       $ 1,400     73%
Commercial and all others          2,070     16%          1,970     15%         1,575     15%
Credit card and related plans        180      1%            180      1%           175      1%
Personal installment loans           250     10%            250     11%           350     11%
-----------------------------------------------------------------------------------------------
  Total                          $ 3,600    100%        $ 3,500    100%       $ 3,500    100%
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

The Company offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $180,530 of available borrowing capacity with the FHLB.

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

The Company's total risk-based capital ratio was 19.95% at September 30, 2004. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of September 30, 2004, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a.  Exhibits
         31 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

   b.  Reports on Form 8-K

         An 8-K was filed on August 18, 2004, reporting the impending retirement of the Company's President Otto P. Robinson, Jr.

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


PENSECO FINANCIAL SERVICES CORPORATION

By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    October 29, 2004



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    October 29, 2004