Form 10-K
period 2004-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2005-03-15
CIK 1054508

Customer Services
                                -----------------


A detailed listing of the services offered by the Company is as follows:

DEPOSIT ACCOUNTS
All Purpose Clubs
Certificates of Deposit
Christmas Clubs
Demand Accounts
Individual Retirement Accounts
Money Market Accounts
NOW Accounts
Savings Accounts
Time Open Accounts
Vacation Clubs

LENDING
Appliance Loans
Automobile Loans
Business Loans
Collateral Loans
Commercial Equipment Leasing
Construction Loans
Cosmic Card (Debit Card)
Credit Lines
Educational Loans
Home Equity Loans
Home Repair and Remodeling Loans
Installment Loans
MasterCard and VISA (Credit Card)
Mortgage Loans (Residential and Commercial)
Personal Loans

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

East Scranton
Prescott Avenue & Ash Street
Scranton, PA
Frank Gardner, Manager
(570) 342-9101

East Stroudsburg
Route 209 & Route 447
East Stroudsburg, PA
Denise M. Cebular, Manager
(570) 420-0432

Gouldsboro
Main & Second Streets
Gouldsboro, PA
Robin L. Jenkins, Branch Operations Manager
(570) 842-6473

Green Ridge
1901 Sanderson Avenue
Scranton, PA
Jeffrey Solimine, Manager
(570) 346-4695

Central City
150 North Washington Avenue
Scranton, PA
Andrew A. Kettel, Jr., Manager
(570) 346-7741

Mount Pocono
Route 611 & Route 940
Mount Pocono, PA
Thomas J. Malinchak, Manager
(570) 839-8732

North Pocono
Main & Academy Streets
Moscow, PA
Beth S. Wolff, Manager
(570) 842-7626

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

Hilton Hotel & Conference Center
Adams Avenue
Scranton, PA

Metropolitan Life Insurance Company
Morgan Highway
Clarks Summit, PA

One Stop Quick Mart, Inc.
Milford Road
East Stroudsburg, PA

Red Barn Village
Newton Ransom Boulevard
Newton, PA

Skytop Lodge
One Skytop
Skytop, PA

                              www.pennsecurity.com

                              Financial Highlights
                              --------------------

In thousands, except per share data

                                2004         2003         2002
--------------------------------------------------------------
Earnings per share         $    2.61    $    2.78    $    3.14
Dividends per share        $    1.35    $    1.35    $    1.35
Total Capital              $  62,376    $  60,807    $  58,975
Total Deposits             $ 395,301    $ 407,944    $ 414,664
Total Assets               $ 563,708    $ 584,590    $ 496,956

                                    Contents
                                    --------

Customer Services.............................................Inside Front Cover
President's Letter.............................................................2
Board of Directors.............................................................4
Promotions and Appointments....................................................5

                                    Form 10-K

Part I,   Item 1  Business.....................................................7
          Item 2  Properties...................................................8
          Item 3  Legal Proceedings............................................8
          Item 4  Submission of Matters to a Vote of Security Holders..........8
Part II,  Item 5  Market for Registrant's Common Equity, Related
                    Stockholder Matters and Issuer Purchases
                    of Equity Securities.......................................9
          Item 6  Selected Financial Data.....................................10
          Item 7  Management Discussion and Analysis of Financial
                    Condition and Results of Operations.......................11
          Item 7A Quantitative and Qualitative Disclosures About
                    Market Risk...............................................20
          Item 8  Financial Statements and Supplementary Data.................22
                  Consolidated Balance Sheets.................................22
                  Consolidated Statements of Income...........................23
                  Consolidated Statements of Stockholders' Equity.............24
                  Consolidated Statements of Cash Flows.......................25
                  General Notes to Financial Statements.......................26
                  Report of Independent Registered Public Accounting Firm.....37
          Item 9 Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................38
          Item 9A Controls and Procedures.....................................38
          Item 9B Other Information...........................................38
Part III, Item 10 Directors and Executive Officers of the Registrant..........38
          Item 11 Executive Compensation......................................39
          Item 12 Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters................39
          Item 13 Certain Relationships and Related Transactions..............39
          Item 14 Principal Accountant Fees and Services......................39
Part IV,  Item 15 Exhibits and Financial Statements Schedules.................39
Signatures....................................................................40
Certifications................................................................41
Index to Exhibits.............................................................43
Company Officers..............................................................44
Company Board Members..........................................Inside Back Cover

                  Penseco Financial Services Corporation / 2004 Annual Report  1

                               President's Letter
                               ------------------

Dear Shareholder

Net income in 2004 was $2.61 per share as opposed to $2.78 for year 2003. Dividends for the two years remained the same at $1.35 per share. Capital increased to $62.4 million from $60.8 million at the prior year end. Although our total deposits declined from $407.9 million at year end 2003 to $395.3 million at year end 2004 and total assets declined from $584.6 million year end 2003 to $563.7 million for year end 2004, net loans outstanding increased from $236.9 million at year end 2003 to $276.6 million at year end 2004. Net loans outstanding still are $44 million below their peak in 2001. A 26% decline in net loans outstanding from December 31, 2001, to December 31, 2003, was brought about by the flood of refinancing of mortgages during that period and management's reluctance to portfolio these longer-term, low-rate fixed mortgages.

     During the first part of 2004, interest rates continued at historical lows. Beginning in July and continuing through the end of 2004, the Federal Reserve raised the Federal Funds target rate from 1.00% to 2.25%. It is anticipated that the Federal Reserve will continue to raise rates during 2005. It is encouraging that our loans grew 17% for 2004 and we are focusing on ways to continue loan growth this year. The increase in short-term rates, later in 2004, in conjunction with the loan growth in 2004 resulted in increased net interest income, from which the bank receives most of its earnings. The effect of the rate changes and changes in net loans outstanding is more easily seen by referring to the following graphs of net interest income and prime rate in each quarter from the beginning of 2001 through the end of 2004. As you can see, net interest income is again increasing which should bode well for the future. With loans growing, we should be able to keep pace with increasing interest costs on deposits.

Chart 1

Prime Rate Movement

         2001 1st Qtr.          9.50%
              2nd Qtr.          8.00%
              3rd Qtr.          6.75%
              4th Qtr.          4.75%
         2002 1st Qtr.          4.75%
              2nd Qtr.          4.75%
              3rd Qtr.          4.75%
              4th Qtr.          4.25%
         2003 1st Qtr.          4.25%
              2nd Qtr.          4.00%
              3rd Qtr.          4.00%
              4th Qtr.          4.00%
         2004 1st Qtr.          4.00%
              2nd Qtr.          4.00%
              3rd Qtr.          4.75%
              4th Qtr.          5.25%

2  Penseco Financial Services Corporation / 2004 Annual Report

Chart 2

Net Interest Income Comparison
(in thousands)

         2001 1st Qtr          $4,461
              2nd Qtr          $4,795
              3rd Qtr          $5,124
              4th Qtr          $4,956
         2002 1st Qtr          $5,173
              2nd Qtr          $5,100
              3rd Qtr          $4,927
              4th Qtr          $4,688
         2003 1st Qtr          $4,686
              2nd Qtr          $4,731
              3rd Qtr          $4,246
              4th Qtr          $4,123
         2004 1st Qtr          $4,216
              2nd Qtr          $4,363
              3rd Qtr          $4,591
              4th Qtr          $4,636

     Last year in my letter to you, I stated that under the Sarbanes-Oxley Act, we were considered to be an accelerated filer. A recalculation of stock ownership showed us to be slightly less than the required level, but we nevertheless have been meeting the accelerated filing dates. Also, since we are not an accelerated filer, Section 404 of the Sarbanes-Oxley Act is not applicable to us until the Annual Report (Form 10K) to be filed for the 2005 year.

     During the summer of this year, I informed the Board of Directors, primarily due to my health (I had broken a hip and was still having problems after two major surgeries), that they needed to begin a search for my replacement a little earlier than originally anticipated. A search committee was established and a firm was hired to assist the Board. This matter should be resolved sometime this year.

     During the year, the following  appointments and promotions were made: Beth
S. Wolff was named Assistant Vice-President and Branch Manager of the Moscow Office, Frank Gardner was named Assistant Vice-President and Branch Manager of the East Scranton Office, Thomas J. Malinchak was named Assistant Vice-President and Branch Manager of the Mount Pocono Office, Deborah A. Wright was named Assistant Vice-President, Outside Sales, Robin L. Jenkins was named Branch Operations Manager of the Gouldsboro Office, Kathleen Griffiths was named Branch Operations Officer of the Abington Office and Tanya L. Frable was named Assistant Branch Operations Officer of the Gouldsboro Office. We are fortunate to have such a fine group of people assuming greater responsibilities in the Company.

     We think that our strong capital position, good earnings, advanced technology and solid customer base, both in our traditional geographic market and niche national markets, provide an excellent foundation for our continued success. In this endeavor you can help us by recommending us to your family, friends, and business organizations. This is your institution - let it serve you.

Sincerely yours,

Otto P. Robinson, Jr.
President

                   Penseco Financial Services Corporation / 2004 Annual Report 3

                               Board of Directors
                               ------------------

This page of the 2004 Annual Report to Shareholders contains one picture. A description of the picture follows:

Seated left to right:

Emily S.  Perry,  Richard E.  Grimm,  Executive  Vice-President  and  Treasurer;
Attorney  Otto P.  Robinson,  Jr.,  President;  Edwin J.  Butler,  and Sandra C.
Phillips

Standing left to right:

James B. Nicholas, Steven L. Weinberger, P. Frank Kozik, Secretary; Russell C. Hazelton, D. William Hume, Robert W. Naismith, Ph.D., and James G. Keisling

4  Penseco Financial Services Corporation / 2004 Annual Report

                            Promotions & Appointments
                            -------------------------

This page of the 2004 Annual Report to Shareholders contains seven pictures. A description of each picture follows, starting at the top, from left to right:

Beth S. Wolff
Assistant Vice-President

Frank Gardner
Assistant Vice-President

Thomas J. Malinchak
Assistant Vice-President

Deborah A. Wright
Assistant Vice-President
Outside Sales

Robin L. Jenkins
Branch Operations Manager

Kathleen Griffiths
Branch Operations Officer

Tanya L. Frable
Assistant Branch Operations Officer

                  Penseco Financial Services Corporation / 2004 Annual Report  5

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                  For the Fiscal Year Ended December 31, 2004

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

                          Securities Registered Under
                            Section 12(g) of the Act

                    Common Stock, Par Value $ .01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

THE AGGREGATE MARKET VALUE OF THE COMPANY'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 30, 2004, BASED ON THE CLOSING PRICE OF SUCH STOCK ON THAT DATE, EQUALS APPROXIMATELY $68,680,954. THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2004 EQUALS 2,148,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

6  Penseco Financial Services Corporation / 2004 Annual Report

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

     The  Bank  has a third  party  marketing  agreement  with  Fiserv  Investor
Services, Inc. that allows the bank to offer a full range of securities, brokerage and annuity sales to its customers. The Investor Services division is located in the headquarters building and the services are offered throughout the entire branch system.

     The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

COMPETITION

The Bank operates in a competitive environment in which it must share its market with many local independent banks as well as several banks which are affiliates or branches of very large regional holding companies. The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the nationwide banks operating in its region. The competition includes commercial banks, savings and loan associations, credit unions, other lending institutions and mortgage originators.

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

EMPLOYEES

As of December 31, 2004, the Company employed 198 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

                  Penseco Financial Services Corporation / 2004 Annual Report  7

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

ITEM 2  Properties

There are nine offices positioned throughout the greater Northeastern Pennsylvania region. They are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono and the Borough of East Stroudsburg at Eagle Valley Corners. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease. During 2003, the Company purchased property in the Borough of Dalton, Lackawanna County, to use for potential future expansion.

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

8  Penseco Financial Services Corporation / 2004 Annual Report

                                    PART II
                                    -------

ITEM 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                           Patrick Scanlon, Controller
                     Penseco Financial Services Corporation
                           150 North Washington Avenue
                        Scranton, Pennsylvania 18503-1848
                                 1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

        Arthurs, Lestrange & Company, Inc.      Knight Equity Markets, LP
        Boenning & Scattergood, Inc.            Monroe Securities, Inc.
        Ferris, Baker, Watts, Inc.              Ryan, Beck & Company, Inc.
        Hill Thompson Magid, LP                 Schwab Capital Markets, LP
        Jefferies & Company, Inc.

The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                               Dividends Paid
2004              High     Low   Per Share
---------------------------------------------
First Quarter     $ 41    $ 38   $  .30
Second Quarter      41      35      .30
Third Quarter       41      34      .30
Fourth Quarter      42      40      .45
                                 ------
                                 $ 1.35
                                 ======

                               Dividends Paid
2003              High     Low   Per Share
---------------------------------------------
First Quarter     $ 40    $ 34   $  .30
Second Quarter      41      38      .30
Third Quarter       41      39      .30
Fourth Quarter      42      41      .45
                                 ------
                                 $ 1.35
                                 ======



DIVIDENDS PAID (in millions)           YEAR
-------------------------------------------
           $ 2,900                     2004
             2,900                     2003
             2,899                     2002
             2,685                     2001
             2,470                     2000



As of February 11, 2005 there were approximately 942 stockholders of the Company based on the number of holders of record.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 18 and 35.

TRANSFER AGENT

Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.

                     QUARTERLY FINANCIAL AMOUNTS (unaudited)
                    (in thousands, except per share amounts)

                             First     Second    Third     Fourth
2004                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 4,216   $ 4,363   $ 4,591   $ 4,636
Provision for Loan Losses        18         3       114         9
Other Income                  2,414     2,006     2,830     2,344
Other Expenses                5,315     4,827     5,386     5,056
Net Income                    1,145     1,363     1,615     1,478
Earnings Per Share          $   .53   $   .64   $   .75   $   .69



                             First     Second    Third     Fourth
2003                        Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------
Net Interest Income         $ 4,686   $ 4,731   $ 4,246   $ 4,123
Provision for Loan Losses       239       216         1        20
Other Income                  2,746     2,345     3,234     2,418
Other Expenses                5,269     4,840     5,422     4,923
Net Income                    1,559     1,585     1,603     1,224
Earnings Per Share          $   .73   $   .73   $   .75   $   .57

                  Penseco Financial Services Corporation / 2004 Annual Report  9

ITEM 6  Selected Financial Data

(in thousands, except per share amounts)

RESULTS OF OPERATIONS:

                                       2004         2003         2002         2001         2000
-----------------------------------------------------------------------------------------------
Interest Income                 $    25,385  $    26,014  $    27,899  $    31,860  $    31,043
Interest Expense                      7,579        8,228        8,011       12,524       13,698
-----------------------------------------------------------------------------------------------
Net Interest Income                  17,806       17,786       19,888       19,336       17,345
Provision for Loan Losses               144          476          813          954          233
-----------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                        17,662       17,310       19,075       18,382       17,112
Other Income                          9,594       10,743       11,032        9,186        8,233
Other Expenses                       20,584       20,454       21,098       20,077       19,306
Income Taxes                          1,071        1,628        2,256        1,869        1,296
-----------------------------------------------------------------------------------------------
Net Income                      $     5,601  $     5,971  $     6,753  $     5,622  $     4,743
===============================================================================================

BALANCE SHEET AMOUNTS:
Assets                          $   563,708  $   584,590  $   496,956  $   482,551  $   467,230
Investment Securities           $   262,678  $   293,125  $   139,132  $   128,623  $   125,808
Net Loans                       $   276,576  $   236,882  $   285,509  $   320,208  $   304,641
Deposits                        $   395,301  $   407,944  $   414,664  $   406,531  $   387,439
Stockholders' Equity            $    62,376  $    60,807  $    58,975  $    54,648  $    50,067

PER SHARE AMOUNTS:
Earnings per Share              $      2.61  $      2.78  $      3.14  $      2.62  $      2.21
Dividends per Share             $      1.35  $      1.35  $      1.35  $      1.25  $      1.15
Book Value per Share            $     29.04  $     28.31  $     27.46  $     25.44  $     23.31
Common Shares Outstanding         2,148,000    2,148,000    2,148,000    2,148,000    2,148,000

FINANCIAL RATIOS:
Net Interest Margin                   3.18%        3.24%        4.21%        4.30%        4.08%
Return on Average Assets               .96%        1.05%        1.37%        1.18%        1.06%
Return on Average Equity              9.11%        9.87%       11.79%       10.57%        9.96%
Average Equity to Average Assets     10.57%       10.59%       11.58%       11.19%       10.60%
Dividend Payout Ratio                51.72%       48.56%       42.99%       47.71%       52.04%

10 Penseco Financial Services Corporation / 2004 Annual Report

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

SUMMARY

Net earnings for 2004 totalled $5,601, a decrease of 6.2% from the $5,971 earned in 2003, which was a decrease of 11.6% from the $6,753 earned in 2002. Net earnings per share were $2.61 in 2004, compared with $2.78 in 2003 and $3.14 in 2002. Net earnings for 2004 decreased from 2003 mainly due to the reduction of other operating income from the sale of fixed-rate loans which peaked during the third quarter of 2003. This was offset by a lower provision for loan losses and lower income taxes. The Company has experienced strong loan growth during the second half of 2004 which will provide higher net interest income. Net earnings for 2003 decreased from 2002 mainly due to the refinancing of the Company's high-yield residential mortgage loan portfolio into lower fixed-rate obligations, which then were sold in the secondary market, rather than held in the Company's portfolio.


NET INCOME (in millions)               YEAR
-------------------------------------------
          $  5,601                     2004
             5,971                     2003
             6,753                     2002
             5,622                     2001
             4,743                     2000


The Company's return on average assets was .96 % in 2004 compared to 1.05% in 2003 and 1.37% in 2002. Return on average equity was 9.11 %, 9.87% and 11.79% in 2004, 2003 and 2002, respectively.


RETURN ON AVERAGE ASSETS               YEAR
-------------------------------------------
              .96%                     2004
             1.05%                     2003
             1.37%                     2002
             1.18%                     2001
             1.06%                     2000


RETURN ON AVERAGE EQUITY               YEAR
-------------------------------------------
             9.11%                     2004
             9.87%                     2003
            11.79%                     2002
            10.57%                     2001
             9.96%                     2000

                  Penseco Financial Services Corporation / 2004 Annual Report 11

RESULTS OF OPERATIONS

NET INTEREST INCOME

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.

     Net interest income was basically unchanged at $17.8 million. Loan income was lower overall for 2004 since the volume of new loans and rate increases occurred primarily in the second half of the year. Investment income increased due to purchases of tax-exempt securities at favorable tax-equivalent yields. Interest expense for 2004 remained low as to deposits, offset by an increase in long-term borrowing costs in 2004 versus 2003, since the long-term debt was not incurred until March 2003.

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

     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2004 was 3.2% compared with 3.2% for the year ended December 31, 2003, and 4.2% for the year ended December 31, 2002.

     Interest income in 2004 totalled $25.4 million, compared to $26.0 million in 2003, a decrease of 2.3%. The yield on average interest-earning assets was 4.5% in 2004, compared to 4.8% in 2003. Average interest-earning assets increased in 2004 to $560.3 million from $548.2 million in 2003. Average loans, which are typically the Company's highest yielding earning assets, decreased $6.4 million in 2004, while investment securities increased on average by $51.9 million. Average loans represented 45.7% of 2004 average interest-earning assets, compared to 47.9% in 2003.

     Interest expense also decreased in 2004 to $7.6 million from $8.2 million in 2003, a decrease of $.6 million or 7.3%.

     The average rate paid on interest-bearing liabilities during 2004 was 1.7%, compared to 1.9%, a decrease of 10.5% from 2003.

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


 NET INTEREST INCOME (in millions)       YEAR
---------------------------------------------
       $ 17,806                          2004
         17,786                          2003
         19,888                          2002
         19,336                          2001
         17,345                          2000

12 Penseco Financial Services Corporation / 2004 Annual Report

Distribution of Assets, Liabilities and Stockholders' Equity/Interest Rates and Interest Differential

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 2004, 2003 and 2002.

                                                    2004                            2003                            2002
------------------------------------------------------------------------------------------------------------------------------------
                                        Average   Revenue/   Yield/     Average   Revenue/   Yield/     Average   Revenue/   Yield/
                                        Balance   Expense     Rate      Balance   Expense    Rate       Balance   Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities:
  Available-for-sale:
    U.S. Treasury securities           $   6,206  $    370    5.96%    $  30,127  $  1,250    4.15%    $  36,550  $  1,575    4.31%
    U.S. Agency obligations              133,231     4,340    3.26        79,520     3,660    4.60        57,544     3,267    5.68
    States & political subdivisions       41,142     1,931    7.11        20,433       947    7.02         8,962       439    7.42
    Federal Home Loan Bank stock           5,704        94    1.65         4,911        97    1.98         1,960        69    3.52
    Other                                    549        13    2.37           435        11    2.53           391        10    2.56
  Held-to-maturity:
    U.S. Agency obligations               74,291     3,334    4.49        75,194     3,365    4.48         1,862        58    3.11
    States & political subdivisions       31,103     1,545    7.53        29,730     1,621    8.26        29,715     1,641    8.37
Loans, net of unearned income:
  Real estate mortgages                  185,440    10,044    5.42       194,135    11,246    5.79       245,016    16,412    6.70
  Commercial                              36,312     1,814    5.00        31,288     1,497    4.78        32,168     1,751    5.44
  Consumer and other                      34,287     1,774    5.17        36,997     1,890    5.11        39,405     2,390    6.07
Federal funds sold                         5,434        58    1.07        35,620       340     .95        12,995       189    1.45
Interest on balances with banks            6,589        68    1.03         9,781        90     .92         6,277        98    1.56
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  560,288  $ 25,385    4.53%      548,171  $ 26,014    4.75%      472,845  $ 27,899    5.90%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                    8,732                           8,760                           8,234
Bank premises and equipment                9,593                           9,984                          10,411
Accrued interest receivable                3,225                           3,144                           3,432
Other assets                               3,040                           4,482                           3,083
Less: Allowance for loan losses            3,523                           3,411                           3,662
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 581,355                       $ 571,130                       $ 494,343
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand-Interest bearing              $  31,425  $    115     .37%    $  28,738  $    144     .50%    $  26,204  $    159     .61%
  Savings                                 81,812       346     .42        76,983       472     .61        71,470       700     .98
  Money markets                           89,161       707     .79        87,973       737     .84        91,561     1,329    1.45
  Time - Over $100                        28,067       806    2.87        32,525       844    2.59        37,741     1,398    3.70
  Time - Other                            92,752     1,985    2.14       105,858     2,873    2.71       116,659     4,139    3.55
Repurchase agreements                     22,817       167     .73        22,266       183     .82        20,278       276    1.36
Short-term borrowings                        595        10    1.68           699        11    1.57           562        10    1.78
Long-term borrowings                      88,955     3,443    3.87        76,401     2,964    3.88             -         -       -
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 435,584  $  7,579    1.74%      431,443  $  8,228    1.91%      364,475  $  8,011    2.20%
------------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             82,757                          76,421                          69,482
All other liabilities                      1,545                           2,763                           3,124
Stockholders' equity                      61,469                          60,503                          57,262
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 581,355                       $ 571,130                       $ 494,343
====================================================================================================================================
Interest Spread                                               2.79%                           2.84%                           3.70%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 17,806                        $ 17,786                        $ 19,888
====================================================================================================================================
FINANCIAL RATIOS
Net interest margin                                           3.18%                           3.24%                           4.21%
Return on average assets                                       .96%                           1.05%                           1.37%
Return on average equity                                      9.11%                           9.87%                          11.79%
Average equity to average assets                             10.57%                          10.59%                          11.58%
Dividend payout ratio                                        51.72%                          48.56%                          42.99%

                  Penseco Financial Services Corporation / 2004 Annual Report 13

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2003 compared to 2002                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (880)  $   (993)   $    545     $  (432)
                 U.S. Agency obligations                680      2,471      (1,066)       (725)
                 States & political subdivisions        984        959          12          13
                 Equity securities                       (1)        19         (17)         (3)
               Held-to-maturity:
                 U.S. Agency obligations                (31)       (40)          9           -
                 States & political subdivisions        (76)        75        (169)         18
             Loans, net of unearned income:
               Real estate mortgages                 (1,202)      (503)       (718)         19
               Commercial                               317        240          69           8
               Consumer and other                      (116)      (138)         22           -
             Federal funds sold                        (282)      (287)         43         (38)
             Interest bearing balances with banks       (22)       (29)         11          (4)
             ----------------------------------------------------------------------------------
               Total Interest Income                   (629)     1,774      (1,259)     (1,144)
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                (29)        13         (37)         (5)
LIABILITIES    Savings                                 (126)       29         (146)         (9)
               Money markets                            (30)        10         (44)          4
               Time - Over $100                         (38)      (115)         91         (14)
               Time - Other                            (888)      (355)       (603)         70
             Repurchase agreements                      (16)         5         (20)         (1)
             Short-term borrowings                       (1)        (2)          1           -
             Long-term borrowings                       479        487          (7)         (1)
             ----------------------------------------------------------------------------------
              Total Interest Expense                  (649)        72        (765)         44
             ----------------------------------------------------------------------------------
               Net Interest Income                 $     20   $  1,702    $   (494)    $(1,188)
             ==================================================================================


                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2003 compared to 2002                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (325)  $   (277)   $    (58)    $    10
                 U.S. Agency obligations                393      1,248        (621)       (234)
                 States & political subdivisions        508        562         (24)        (30)
                 Equity securities                       29        105         (30)        (46)
               Held-to-maturity:
                 U.S. Agency obligations              3,307      2,281          26       1,000
                 States & political subdivisions        (20)         1         (21)          -
             Loans, net of unearned income:
               Real estate mortgages                 (5,166)    (3,415)     (2,230)        479
               Commercial                              (254)       (48)       (212)          6
               Consumer and other                      (500)      (146)       (378)         24
             Federal funds sold                         151        328         (65)       (112)
             Interest bearing balances with banks        (8)        55         (41)        (22)
             ----------------------------------------------------------------------------------
               Total Interest Income                 (1,885)       694      (3,654)      1,075
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                (15)        15         (28)         (2)
LIABILITIES    Savings                                 (228)        54        (264)        (18)
               Money markets                           (592)       (52)       (559)         19
               Time - Over $100                        (554)      (193)       (419)         58
               Time - Other                          (1,266)      (378)       (980)         92
             Repurchase agreements                      (93)        27        (110)        (10)
             Short-term borrowings                        1          2          (1)          -
             Long-term borrowings                     2,964          -           -       2,964
             ----------------------------------------------------------------------------------
             Total Interest Expense                     217       (525)     (2,361)      3,103
             ----------------------------------------------------------------------------------
             Net Interest Income                   $ (2,102)  $  1,219    $ (1,293)    $(2,028)
             ==================================================================================

14 Penseco Financial Services Corporation / 2004 Annual Report

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio.

     The Company believes that the judgments used in establishing the Allowance for Loan Losses are based on reliable information. In assessing the sufficiency of the Allowance for Loan Losses, management considers, among other things described above, how well prior estimates have related to actual experience. The Company has not found it necessary to change the allowance by material amounts, which would call into question the reliability of the judgments used in its calculation.

     There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk.

     The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,           2004       2003       2002
--------------------------------------------------------------
Trust department income        $  1,353   $  1,311   $  1,266
Service charges on
  deposit accounts                1,056      1,133      1,123
Merchant transaction income       5,001      5,005      5,519
Other fee income                  1,650      1,630      1,562
Other operating income              177      1,323        553
Realized gains on
  securities, net                   357        341      1,009
--------------------------------------------------------------
  Total Other Income           $  9,594   $ 10,743   $ 11,032
==============================================================

Other income decreased $1,149 or 10.7% during 2004 to $9,594 from $10,743 for 2003. Service charge income decreased $77 or 6.8%. Other operating income decreased $1,146, mostly due to a reduction of $1,083 in gains on the sale of refinanced mortgage loans in the secondary market, which peaked during the third quarter of 2003, while interest rates were falling. Refinancing activity slowed as interest rates increased during 2004. Offsetting the decrease in other operating income were increases in trust income of $42 or 3.2% and brokerage income of $85 or 20.0%, mainly from increased business.

     Other income decreased $289 or 2.6% during 2003 to $10,743 from $11,032 for 2002. Merchant transaction income decreased $514 or 9.3%, due to a loss of service to a major merchant. Other fee income increased $68 or 4.4%, partly from increased fees from mortgage loans serviced for others and offset by a decrease in brokerage income due to the softness in the economy. Other operating income increased $770, mainly due to a $624 increase in gains on sale of low-yield, fixed-rate, non-portfolio mortgage loans. The Company also realized a security gain of $341 due to the sale of a $5 million, short-term U.S. Treasury and $10 million of short-term U.S. Agency securities, which were re-deployed into longer term U.S. Agency securities.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,           2004       2003       2002
--------------------------------------------------------------
Salaries and employee
  benefits                     $  9,165   $  9,010   $  9,048
Occupancy expenses, net           1,255      1,388      1,384
Furniture and equipment
  expenses                        1,136      1,175      1,208
Merchant transaction
  expenses                        4,058      4,158      4,731
Other operating expenses          4,970      4,723      4,727
--------------------------------------------------------------
  Total Other Expenses         $ 20,584   $ 20,454   $ 21,098
==============================================================

Other expenses increased $130 or 1% for 2004 to $20,584 from $20,454 for 2003. Salaries and employee benefits increased $155 to $9,165 for 2004 from $9,010 for 2003, primarily due to merit increases and health care costs. Occupancy expense decreased $133, largely from lower depreciation expense. Other operating expenses increased $247 or 5.2%, mainly due to increased professional expenses.

     Other expenses decreased $644 or 3.1% for 2003 to $20,454 from $21,098 for 2002. Salaries and employee benefits decreased $38 to $9,010 for 2003 from $9,048 for 2002, despite increased pension costs of $361. Merchant transaction expenses decreased $573 or 12.1%, the result of a loss of service to a major merchant.

INCOME TAXES

Federal income tax expense decreased $557 or 34.2% to $1,071 in 2004 compared to $1,628 in 2003, due to increased tax free income and decreased operating income.

     Federal income tax expense decreased $628 or 27.8% to $1,628 in 2003 compared to $2,256 in 2002, due to increased tax free income and decreased operating income.

     The Company's effective income tax rate for 2004, 2003 and 2002 was 16.1%, 21.4% and 25.0%, respectively.

     The Company uses the asset and liability method of accounting for deferred income taxes. If current available information raises doubt as to the realization of deferred tax assets, a valuation allowance is established. The Company evaluates the recoverability of deferred tax assets based on its ability to generate future profits. The Company employs budgeting and periodic reporting processes to continually monitor its progress. Historically, the Company has had sufficient profits for recovery of deferred tax benefits.

     For further discussion pertaining to Federal income taxes, see Note 14 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets decreased $20.9 million or 3.6% during 2004 to $563.7 million at December 31, 2004 compared to $584.6 million at December 31, 2003. For the year ended December 31, 2003, total assets increased $87.6 million to $584.6 million or a 17.6% increase over $497.0 million at December 31, 2002, largely due to a leveraged transaction during 2003 as described elsewhere in this report.

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

     The following table presents the carrying value, by security type, for the Company's investment portfolio:

December 31,                           2004        2003        2002
--------------------------------------------------------------------
U.S.Treasury securities           $   5,077   $  15,387   $  36,456
U.S. Agency obligations             190,547     221,156      52,026
States & political subdivisions      60,789      50,228      49,294
Equity securities                     6,265       6,354       1,356
--------------------------------------------------------------------
  Total Investment Securities     $ 262,678   $ 293,125   $ 139,132
===================================================================

                  Penseco Financial Services Corporation / 2004 Annual Report 15

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                           2004        2003        2002        2001        2000
-------------------------------------------------------------------------------------------
Real estate - construction
  and land development            $   6,805   $   3,078   $   5,031   $   9,124   $   9,321
Real estate mortgages               196,149     172,964     217,883     246,486     234,212
Commercial                           41,560      30,056      30,077      30,001      21,566
Credit card and related plans         2,872       2,403       2,320       2,377       2,267
Installment                          25,679      25,855      27,306      30,142      30,290
Obligations of states &
  political subdivisions              7,111       6,026       6,239       5,678      10,085
-------------------------------------------------------------------------------------------
  Loans, net of unearned income     280,176     240,382     288,856     323,808     307,741
Less: Allowance for loan losses       3,600       3,500       3,347       3,600       3,100
-------------------------------------------------------------------------------------------
  Loans, net                      $ 276,576   $ 236,882   $ 285,509   $ 320,208   $ 304,641
===========================================================================================


LOANS

Total net loans increased $39.7 million to $276.6 million at December 31, 2004 from $236.9 million at December 31, 2003, an increase of 16.8%. This increase is mainly due to strong loan demand with a mix of fixed and variable rate loans.

     Total net loans decreased $48.6 million to $236.9 million at December 31, 2003 from $285.5 million at December 31, 2002, a decrease of 17.0%. The decrease is due to the refinancing of higher yielding residential portfolio mortgage loans with low fixed-rate obligations, which then were sold in the secondary market.

NET LOANS (in millions)                YEAR
-------------------------------------------
       $ 276,576                       2004
         236,882                       2003
         285,509                       2002
         320,208                       2001
         304,641                       2000

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

16 Penseco Financial Services Corporation / 2004 Annual Report

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


December 31,                                     2004      2003      2002      2001      2000
---------------------------------------------------------------------------------------------
Non-accrual loans                             $ 1,991   $ 1,533   $ 2,245   $ 1,917   $ 1,210
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        253       169       394       304       313
  Credit card and home equity loans                13         3         -        22        23
---------------------------------------------------------------------------------------------
  Total non-performing loans                    2,257     1,705     2,639     2,243     1,546
Other real estate owned                           176       121       59        143       201
---------------------------------------------------------------------------------------------
  Total non-performing assets                 $ 2,433   $ 1,826   $ 2,698   $ 2,386   $ 1,747
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

     Loans on which the accrual of interest has been discontinued or reduced amounted to $1,991, $1,533 and $2,245 at December 31, 2004, 2003 and 2002,
respectively. If interest on those loans had been accrued, such income would have been $199, $198 and $171 for 2004, 2003 and 2002, respectively. Interest income on those loans, which is recorded only when received, amounted to $16, $29 and $77 for 2004, 2003 and 2002, respectively. There are no commitments to lend additional funds to borrowers whose loans are on non-accrual status.

     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2004, there are no significant loans as to which management has serious doubt about their collectibility.

     At December 31, 2004, 2003 and 2002, the Company did not have any loans specifically classified as impaired.

     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:


Years Ended December 31,                   2004      2003      2002      2001      2000
----------------------------------------------------------------------------------------
Balance at beginning of year            $ 3,500   $ 3,347   $ 3,600   $ 3,100   $ 2,950
----------------------------------------------------------------------------------------
Charge-offs:
  Real estate mortgages                       -        11        91        38        37
  Commercial and all others                  12       289       944       389        51
  Credit card and related plans              34        51        44        37        27
  Installment loans                           7         4        22        19        24
----------------------------------------------------------------------------------------
Total charge-offs                            53       355     1,101       483       139
----------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                       3        24        31        20        30
  Commercial and all others                   -         6         -         -         -
  Credit card and related plans               2         2         1         1         9
  Installment loans                           4         -         3         8        17
----------------------------------------------------------------------------------------
Total recoveries                              9        32        35        29        56
----------------------------------------------------------------------------------------
Net charge-offs                              44       323     1,066       454        83
----------------------------------------------------------------------------------------
Provision charged to operations             144       476       813       954       233
----------------------------------------------------------------------------------------
  Balance at End of Year                $ 3,600   $ 3,500   $ 3,347   $ 3,600   $ 3,100
========================================================================================
Ratio of net charge-offs
to average loans outstanding              0.02%     0.12%     0.34%     0.14%     0.03%
========================================================================================

                  Penseco Financial Services Corporation / 2004 Annual Report 17

The allowance for loan losses is allocated as follows:


December 31,                    2004             2003             2002             2001             2000
---------------------------------------------------------------------------------------------------------------
                              Amount     %1    Amount     %1    Amount     %1    Amount     %1    Amount     %1
---------------------------------------------------------------------------------------------------------------
Real estate mortgages        $ 1,100   72%    $ 1,100   73%    $ 1,600   77%    $ 1,700   79%    $ 1,500   79%
Commercial
  and all others               2,070   18       1,970   15       1,222   13       1,375   11       1,100   10
Credit card and
  related plans                  180    1         180    1         175    1         175    1         150    1
Personal installment loans       250    9         250   11         350    9         350    9         350   10
---------------------------------------------------------------------------------------------------------------
  Total                      $ 3,600  100%    $ 3,500  100%    $ 3,347  100%    $ 3,600  100%    $ 3,100  100%
===============================================================================================================

Note: 1 - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits decreased $12.6 million to $395.3 million at December 31, 2004 from $407.9 million at December 31, 2003, a decrease of 3.1%, mainly due to a decrease in higher rate time deposits. Company deposits decreased $6.8 million to $407.9 million at December 31, 2003 from $414.7 million at December 31, 2002, a decrease of 1.6%, due to a decrease in time deposits.

The maturities of time deposits of $100,000 or more are as follows:

  Three months or less                  $  6,079
  Over three months through six months     2,918
  Over six months through twelve months    3,835
  Over twelve months                      10,947
                                        --------
  Total                                 $ 23,779
                                        ========

DEPOSITS (in millions)            YEAR
--------------------------------------
       $ 395,301                  2004
         407,944                  2003
         414,664                  2002
         406,531                  2001
         387,439                  2000

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

18 Penseco Financial Services Corporation / 2004 Annual Report

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

     The Company offers collateralized repurchase agreements, that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $186,243 of available borrowing capacity with the FHLB.

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

     Financial instruments whose contract amounts represent credit risk at December 31, 2004 and 2003 are as follows:

                                    2004        2003
----------------------------------------------------
Commitments to extend credit:
  Fixed rate                    $ 21,152    $ 19,147
  Variable rate                 $ 67,502    $ 52,188
Standby letters of credit       $ 17,662    $ 15,363

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

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. The Bank has issued standby letters of credit for the accounts of related parties in the amount of $6,932.

ASSETS (in millions)             YEAR
-------------------------------------
       $ 563,708                 2004
         584,590                 2003
         496,956                 2002
         482,551                 2001
         467,230                 2000

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

     The Company's total risk-based capital ratio was 20.03% at December 31, 2004. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

STOCKHOLDERS' EQUITY (in millions)        YEAR
----------------------------------------------
        $ 62,376                          2004
          60,807                          2003
          58,975                          2002
          54,648                          2001
          50,067                          2000

                  Penseco Financial Services Corporation / 2004 Annual Report 19

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

                        The objective is to measure the
                      effect on net interest income and to
                           adjust the balance sheet to
                       minimize the inherent risk while at
                        the same time maximizing income.

The Company currently does not enter into derivative financial instruments, which include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. However, the Company is party to traditional financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and letters of credit. These traditional instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

20 Penseco Financial Services Corporation / 2004 Annual Report

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2004

The table below presents States and political subdivisions securities on a fully taxable equivalent basis.

                                                                                                     Non-Rate
                                          2005        2006      2007      2008      2009  Thereafter Sensitive     Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
  U.S. Treasury securities           $   5,077  $        -  $      -  $      -  $      -  $       -  $       -  $   5,077  $   5,077
       Yield                             6.80%           -         -         -         -          -          -      6.80%
  U.S. Agency obligations               32,386      42,842     2,392     2,498     2,609     53,508          -    136,235    135,879
       Yield                             4.48%       2.80%     4.37%     4.37%     4.37%      4.37%          -      3.90%
  States & political subdivisions            -           -         -         -     7,828     52,961          -     60,789     63,659
       Yield                                 -           -         -         -     8.21%      7.24%          -      7.36%
Variable interest rate securities:
  U.S. Agency obligations               15,629      15,544    16,001     3,511     3,627          -          -     54,312     54,321
       Yield                             2.93%       2.90%     2.90%     3.28%     3.28%          -          -      2.96%
  Federal Home Loan Bank stock               -           -         -         -         -      5,604          -      5,604      5,604
       Yield                                 -           -         -         -         -      2.43%          -      2.43%
  Other                                      -           -         -         -         -        661          -        661        661
       Yield                                 -           -         -         -         -      2.03%          -      2.03%
Fixed interest rate loans:
  Real estate mortgages                  5,690       5,534     6,317     5,288     7,749     56,142          -     86,720     87,190
       Yield                             6.19%       6.21%     6.38%     6.46%     5.97%      6.24%          -      6.23%
  Consumer and other                     1,567       1,413     1,289     1,095       919      1,575          -      7,858      7,875
       Yield                             6.52%       6.34%     6.12%     5.84%     5.70%      6.56%          -      6.24%
Variable interest rate loans:
  Real estate mortgages                 20,348      10,380    11,407     9,989     9,913     54,197          -    116,234    111,054
       Yield                             5.22%       5.09%     5.09%     5.06%     5.06%      5.05%          -      5.09%
  Commercial                            41,560           -         -         -         -          -          -     41,560     41,560
       Yield                             5.00%           -         -         -         -          -          -      5.00%
  Consumer and other                    12,544       3,882     3,444     2,908     3,053      1,973          -     27,804     28,016
       Yield                             5.62%       6.85%     6.12%     4.98%     4.97%      5.06%          -      5.68%
Less: Allowance for loan losses            606         320       339       291       326      1,718          -      3,600
Interest bearing deposits with banks       534           -         -         -         -          -          -        534        534
       Yield                             1.97%           -         -         -         -          -          -      1.97%
Cash and due from banks                      -           -         -         -         -          -      7,763      7,763      7,763
Other assets                                 -           -         -                   -          -          -     16,157     16,157
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $ 134,729  $   79,275  $ 40,511  $ 24,998  $ 35,372  $ 224,903  $  23,920  $ 563,708  $ 549,193
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing          $       -  $   31,161  $      -  $      -  $      -  $       -  $       -  $  31,161  $  31,161
       Yield                                 -        .32%         -         -         -          -          -       .32%
  Savings                                    -      80,307         -         -         -          -          -     80,307     80,307
       Yield                                 -        .34%         -         -         -          -          -       .34%
  Money markets                         91,604           -         -         -         -          -          -     91,604     91,604
       Yield                              .92%           -         -         -         -          -          -       .92%
  Time - Other                           9,102           -         -         -         -          -          -      9,102      9,102
       Yield                             3.49%           -         -         -         -          -          -      3.49%
Fixed interest rate deposits:
  Time - Over $100,000                  12,832       4,143     3,999     2,093       712          -          -     23,779     24,184
       Yield                             1.83%       3.20%     3.95%     3.77%     3.62%          -          -      2.65%
  Time - Other                          38,877      11,498    14,409     6,673     3,853      1,100          -      76,410    77,667
       Yield                             1.62%       2.74%     4.10%     3.61%     3.35%      3.75%          -      2.55%
Demand - Non-interest bearing                -           -         -         -         -          -     82,938     82,938     82,938
Repurchase agreements                   18,398           -         -         -         -          -          -     18,398     18,398
       Yield                              .75%           -         -         -         -          -          -       .75%
Short-term borrowings                      886           -         -         -         -          -          -        886        886
       Yield                             1.72%           -         -         -         -          -          -      1.72%
Long-term borrowings                     9,220       9,547     9,887     8,780     8,612     38,574          -     84,620     84,655
       Yield                             3.50%       3.50%     3.50%     3.64%     3.69%      4.27%          -      3.88%
Other liabilities                            -           -         -         -         -          -      2,127      2,127
Stockholders' equity                         -           -         -         -         -          -     62,376     62,376
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                 $ 180,919  $  136,656  $ 28,295  $ 17,546  $ 13,177  $  39,674  $ 147,441  $ 563,708 $ 500,902
====================================================================================================================================
Excess of (liabilities) assets
subject to interest rate change      $ (46,190) $  (57,381) $ 12,216  $  7,452  $ 22,195  $ 185,229  $(123,521) $       -
====================================================================================================================================

                  Penseco Financial Services Corporation / 2004 Annual Report 21

ITEM  8 Financial Statements and Supplementary Data

                          Consolidated Balance Sheets

(in thousands, except per share amounts)

                 December 31,                                    2004       2003
                 ---------------------------------------------------------------
ASSETS           Cash and due from banks                    $   7,763  $  10,062
                 Interest bearing balances with banks             534      4,693
                 Federal funds sold                                 -     23,600
                 ---------------------------------------------------------------
                   Cash and Cash Equivalents                    8,297     38,355

                 Investment securities:
                   Available-for-sale, at fair value          167,410    179,600
                   Held-to-maturity (fair value of $97,791
                     and $115,672, respectively)               95,268    113,525
                 ---------------------------------------------------------------
                   Total Investment Securities                262,678    293,125

                 Loans, net of unearned income                280,176    240,382
                   Less: Allowance for loan losses              3,600      3,500
                 ---------------------------------------------------------------
                   Loans, Net                                 276,576    236,882
                 Bank premises and equipment                    9,233      9,935
                 Other real estate owned                          176        121
                 Accrued interest receivable                    3,406      3,298
                 Other assets                                   3,342      2,874
                 ---------------------------------------------------------------
                   Total Assets                             $ 563,708  $ 584,590
                 ===============================================================

LIABILITIES      Deposits:
                   Non-interest bearing                     $  82,938  $  79,726
                   Interest bearing                           312,363    328,218
                 ---------------------------------------------------------------
                   Total Deposits                             395,301    407,944
                 Other borrowed funds:
                   Repurchase agreements                       18,398     19,454
                   Short-term borrowings                          886        823
                   Long-term borrowings                        84,620     93,523
                 Accrued interest payable                         886      1,158
                 Other liabilities                              1,241        881
                 ---------------------------------------------------------------
                   Total Liabilities                          501,332    523,783
                 ---------------------------------------------------------------

STOCKHOLDERS'    Common stock, $.01 par value, 15,000,000
EQUITY             shares authorized, 2,148,000
                   shares issued and outstanding                   21         21
                 Surplus                                       10,819     10,819
                 Retained earnings                             50,832     48,131
                 Accumulated other comprehensive income          704       1,836
                 ---------------------------------------------------------------
                   Total Stockholders' Equity                  62,376     60,807
                 ---------------------------------------------------------------
                   Total Liabilities and
                   Stockholders' Equity                     $ 563,708  $ 584,590
                 ===============================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

22 Penseco Financial Services Corporation / 2004 Annual Report

                       Consolidated Statements of Income

(in thousands, except per share amounts)

              Years Ended December 31,                      2004       2003       2002
              -------------------------------------------------------------------------
INTEREST      Interest and fees on loans                $ 13,632   $ 14,632   $ 20,553
INCOME        Interest and dividends on investments:
                U.S. Treasury securities and U.S.
                  Agency obligations                       8,044      8,275      4,900
                States & political subdivisions            3,476      2,569      2,080
                Other securities                             107        108         79
              Interest on Federal funds sold                  58        340        189
              Interest on balances with banks                 68         90         98
              -------------------------------------------------------------------------
                Total Interest Income                     25,385     26,014     27,899
              -------------------------------------------------------------------------
INTEREST      Interest on time deposits
EXPENSE         of $100,000 or more                          806        844      1,398
              Interest on other deposits                   3,153      4,226      6,327
              Interest on other borrowed funds             3,620      3,158        286
              -------------------------------------------------------------------------
                Total Interest Expense                     7,579      8,228      8,011
              -------------------------------------------------------------------------
                Net Interest Income                       17,806     17,786     19,888
              Provision for loan losses                      144        476        813
              -------------------------------------------------------------------------
                Net Interest Income After Provision
                  for Loan Losses                         17,662     17,310     19,075
              -------------------------------------------------------------------------
OTHER         Trust department income                      1,353      1,311      1,266
INCOME        Service charges on deposit accounts          1,056      1,133      1,123
              Merchant transaction income                  5,001      5,005      5,519
              Other fee income                             1,650      1,630      1,562
              Other operating income                         177      1,323        553
              Realized gains on securities, net              357        341      1,009
              -------------------------------------------------------------------------
                Total Other Income                         9,594     10,743     11,032
              -------------------------------------------------------------------------
OTHER         Salaries and employee benefits               9,165      9,010      9,048
EXPENSES      Occupancy expenses, net                      1,255      1,388      1,384
              Furniture and equipment expenses             1,136      1,175      1,208
              Merchant transaction expenses                4,058      4,158      4,731
              Other operating expenses                     4,970      4,723      4,727
              -------------------------------------------------------------------------
                Total Other Expenses                      20,584     20,454     21,098
              -------------------------------------------------------------------------
              Income before income taxes                   6,672      7,599      9,009
              Applicable income taxes                      1,071      1,628      2,256
              -------------------------------------------------------------------------
NET INCOME      Net Income                              $  5,601   $  5,971   $  6,753
              =========================================================================
PER SHARE       Earnings Per Share                      $   2.61   $   2.78   $   3.14
              =========================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2004 Annual Report 23

                Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------

                                                                              Accumulated
                                                                                 Other          Total
                                             Common               Retained   Comprehensive   Stockholders'
(in thousands except per share data)         Stock      Surplus   Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  $ 21       $ 10,819   $ 41,206     $ 2,602         $ 54,648

Comprehensive income:
  Net income, 2002                             -              -      6,753           -            6,753
  Unrealized gains on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -         473              473
                                                                                                 -------
Comprehensive income                                                                              7,226

Cash dividends declared ($1.35 per share)      -              -     (2,899)          -           (2,899)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                    21         10,819     45,060       3,075           58,975

Comprehensive income:
  Net income, 2003                             -              -      5,971            -           5,971
  Unrealized losses on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -      (1,239)          (1,239)
                                                                                                 -------
Comprehensive income                                                                              4,732

Cash dividends declared ($1.35 per share)      -              -     (2,900)          -           (2,900)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                    21         10,819     48,131       1,836           60,807

Comprehensive income:
  Net income, 2004                             -              -      5,601           -            5,601
  Unrealized losses on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -      (1,132)          (1,132)
                                                                                                 -------
Comprehensive income                                                                              4,469

Cash dividends declared ($1.35 per share)      -              -     (2,900)          -           (2,900)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  $ 21       $ 10,819   $ 50,832     $   704         $ 62,376
==========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

24 Penseco Financial Services Corporation / 2004 Annual Report

                     Consolidated Statements of Cash Flows

(in thousands)   Years Ended December 31,                                 2004          2003          2002
                 ------------------------------------------------------------------------------------------
OPERATING        Net Income                                          $   5,601     $   5,971     $   6,753
ACTIVITIES       Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation                                          813         1,119         1,240
                     Provision for loan losses                             144           476           813
                     Deferred income tax (benefit) provision              (119)         (182)           95
                     Amortization of securities
                       (net of accretion)                                1,573         1,050           201
                     Net realized gains on securities                     (357)         (341)       (1,009)
                     (Gain) loss on other real estate                       (2)           15             2
                     Loss on disposition of fixed assets                     -             -             7
                     (Increase) decrease in interest receivable           (108)          101           200
                     Decrease (increase) in other assets                   366         1,441        (2,419)
                     Increase (decrease) in income taxes payable           117           252          (252)
                     Decrease in interest payable                         (272)         (159)         (260)
                     Increase (decrease) in other liabilities              110          (239)          (34)
                 ------------------------------------------------------------------------------------------
                     Net cash provided by
                       operating activities                              7,866         9,504         5,337
                 ------------------------------------------------------------------------------------------
INVESTING        Purchase of investment securities
ACTIVITIES         available-for-sale                                  (49,975)     (122,157)      (34,798)
                 Proceeds from sales and maturities of investment
                   securities available-for-sale                        41,938        41,407        24,797
                 Purchase of investment securities to be held-to-maturity    -      (103,031)            -
                 Proceeds from repayments of investment
                   securities available-for-sale                        17,893         7,308             -
                 Proceeds from repayments of investment
                   securities to be held-to-maturity                    17,661        19,894         1,017
                 Net loans (originated) repaid                         (40,015)       47,677        33,629
                 Proceeds from other real estate                           124           397           339
                 Proceeds from sale of fixed assets                          -             -             5
                 Investment in premises and equipment                     (111)       (1,134)         (389)
                 ------------------------------------------------------------------------------------------
                     Net cash (used) provided by
                       investing activities                            (12,485)     (109,639)       24,600
                 ------------------------------------------------------------------------------------------
FINANCING        Net increase in demand and savings deposits             5,977         6,862        18,906
ACTIVITIES       Net (payments) proceeds on time deposits              (18,620)      (13,582)      (10,773)
                 (Decrease) increase in repurchase agreements           (1,056)           35         1,279
                 Net increase (decrease) in short-term borrowings           63           (67)          873
                 Proceeds from long-term borrowings                          -       100,000             -
                 Payments on long-term borrowings                       (8,903)       (6,477)            -
                 Cash dividends paid                                    (2,900)       (2,900)       (2,899)
                 ------------------------------------------------------------------------------------------
                 Net cash (used) provided by
                   financing activities                                (25,439)       83,871         7,386
                 ------------------------------------------------------------------------------------------
                 Net (decrease) increase in cash
                   and cash equivalents                                (30,058)      (16,264)       37,323

                 Cash and cash equivalents at January 1                 38,355        54,619        17,296
                 ------------------------------------------------------------------------------------------
                 Cash and cash equivalents at December 31            $   8,297     $  38,355     $  54,619
                 ==========================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2004 Annual Report 25

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

     All information is presented in thousands of dollars, except per share amounts.

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

EMERGING ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No.51 (FIN 46). This interpretation provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN 46 also requires consolidation of a variable interest entity (VIE) by an enterprise that holds such a controlling interest. In December 2003, the FASB issued FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - an Interpretation of ARB 51 (FIN 46(R)). This revision to FIN 46 primarily classifies the required accounting for VIEs and included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46
(R) was required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special - purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities was required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123 (Revised 2004) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, except in certain circumstances. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

     The Company has not issued any shared-based payments that will be required to be accounted under Statement No. 123 (Revised 2004).

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005.

     The Company has not been a party to any nonmonetary exchanges that would be impacted by the adoption of Statement No. 153.

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

26 Penseco Financial Services Corporation / 2004 Annual Report

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

LONG-LIVED ASSETS

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002, amounted to $476, $473 and $650, respectively.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) as well as deferred taxes on temporary differences, between the amount of taxable income and pre-tax financial income and between the tax bases of assets and liabilities and their reported amounts in the Financial Statements. Deferred tax assets and liabilities are included in the Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

PENSION EXPENSE

Pension expense has been determined in accordance with Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions (SFAS 87).

POSTRETIREMENT BENEFITS EXPENSE

Postretirement benefits expense has been determined in accordance with Statement
of  Financial   Accounting   Standards  No.  106,   Employers   Accounting   for
Postretirement Benefits Other Than Pensions (SFAS 106).

CASH FLOWS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, due from banks, interest bearing balances with banks and Federal funds sold for a one-day period.

The Company paid interest and income taxes during the years ended December 31, 2004, 2003 and 2002 as follows:

                           2004       2003       2002
-----------------------------------------------------
Income taxes paid      $    802   $  1,698   $  2,636
Interest paid          $  7,851   $  8,387   $  8,271

Non-cash transactions during the years ended December 31, 2004, 2003 and 2002, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $177, $474 and $257, respectively.

TRUST ASSETS AND INCOME

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Financial Statements since such items are not assets of the Company. Trust income is reported on the accrual basis of accounting.

EARNINGS PER SHARE

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year (2,148,000) as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). A calculation of diluted earnings per share is not applicable to the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2004

                  Penseco Financial Services Corporation / 2004 Annual Report 27

2  CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                               2004        2003
-----------------------------------------------------------
Cash items in process of collection    $  2,951    $  5,452
Non-interest bearing balances             1,952       1,371
Cash on hand                              2,860       3,239
-----------------------------------------------------------
  Total                                $  7,763    $ 10,062
===========================================================

The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

--------------------------------------------------------------------------------

3  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2004 and 2003 are as follows:

                              AVAILABLE-FOR-SALE

                                           Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2004                          Cost       Gains        Losses        Value
---------------------------------------------------------------------------
U.S. Treasury securities   $   5,000   $       77   $        -    $   5,077
U.S. Agency securities        70,777          510          541       70,746
Mortgage-backed
  securities                  53,782           36           36       53,782
States & political
  subdivisions                30,910          686           56       31,540
  Total Debt Securities      160,469        1,309          633      161,145
Equity securities              5,873          392            -        6,265
---------------------------------------------------------------------------
  Total Available -
    for-Sale               $ 166,342   $    1,701   $      633    $ 167,410
===========================================================================


                              AVAILABLE-FOR-SALE

                                           Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2003                          Cost       Gains        Losses       Value
---------------------------------------------------------------------------
U.S. Treasury securities   $  15,008   $      379   $        -    $ 15,387
U.S. Agency securities        63,568        1,435            -      65,003
Mortgage-backed
  securities                  71,975          147          107      72,015
States & political
  subdivisions                20,158          683            -      20,841
---------------------------------------------------------------------------
  Total Debt Securities      170,709        2,644          107     173,246
Equity securities              6,109          245            -       6,354
---------------------------------------------------------------------------
  Total Available -
    for-Sale               $ 176,818   $    2,889   $      107    $179,600
===========================================================================

Equity securities at December 31, 2004 and 2003, consisted primarily of Federal Home Loan Bank stock, which is a required investment in order to participate in an available line of credit program. The stock is stated at par value as there is no readily determinable fair value.

A summary of transactions involving available-for-sale debt securities in 2004, 2003 and 2002 are as follows:

December 31,                    2004        2003        2002
------------------------------------------------------------
Proceeds from sales        $  18,380   $  15,640   $  13,832
Gross realized gains             385         341       1,009
Gross realized losses             28           -           -

                                Held-to-Maturity

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2004                          Cost       Gains        Losses       Value
---------------------------------------------------------------------------
Mortgage-backed
  securities               $  66,019   $       10   $      357    $  65,672
States & political
  subdivisions                29,249        2,870            -       32,119
---------------------------------------------------------------------------
  Total Held-to-
    Maturity               $  95,268   $    2,880   $      357    $  97,791
===========================================================================

                                Held-to-Maturity

                                          Gross       Gross
                           Amortized   Unrealized   Unrealized      Fair
2003                          Cost       Gains        Losses       Value
---------------------------------------------------------------------------
Mortgage-backed
  securities               $  84,138   $        8   $      580   $  83,566
States & political
  subdivisions                29,387        2,719            -      32,106
---------------------------------------------------------------------------
  Total Held-to-
    Maturity               $ 113,525   $    2,727   $      580   $ 115,672
===========================================================================

Investment securities with amortized costs and fair values of $104,700 and $107,574 at December 31, 2004 and $81,461 and $85,653 at December 31, 2003, were pledged to secure trust funds, public deposits and for other purposes as required by law.

     The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Available-for-Sale         Held-to-Maturity
--------------------------------------------------------------------------------
                                Amortized      Fair       Amortized      Fair
                                   Cost        Value         Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities      $   5,000    $   5,077    $       -    $       -
  U.S. Agency securities           30,019       30,364            -            -
After one year through
  five years:
  U.S. Agency securities           40,758       40,382            -            -
After ten years:
  States & political
    subdivisions                   30,910       31,540       29,249       32,119
--------------------------------------------------------------------------------
  Subtotal                        106,687      107,363       29,249       32,119
Mortgage-backed
  securities                       53,782       53,782       66,019       65,672
--------------------------------------------------------------------------------
  Total Debt Securities         $ 160,469    $ 161,145    $  95,268    $  97,791
================================================================================

28 Penseco Financial Services Corporation / 2004 Annual Report

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003 are as follows:


                                  Less than twelve months   Twelve months or more             Totals
------------------------------------------------------------------------------------------------------------
                                     Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
December 31, 2004                    Value      Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $  35,064  $      541     $       -  $        -     $  35,064  $      541
Mortgage-backed securities            93,527         393             -           -        93,527         393
States & political subdivisions        3,257          24         4,889          32         8,146          56
------------------------------------------------------------------------------------------------------------
  Total                            $ 131,848  $      958     $   4,889  $       32     $ 136,737  $      990
============================================================================================================


                                  Less than twelve months   Twelve months or more             Totals
------------------------------------------------------------------------------------------------------------
                                     Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
December 31, 2003                    Value      Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
Mortgage-backed securities         $ 130,285  $      687     $       -  $        -     $ 130,285  $      687
------------------------------------------------------------------------------------------------------------
  Total                            $ 130,285  $      687     $       -  $        -     $ 130,285  $      687
============================================================================================================

The table above at December 31, 2004, includes seventeen (17) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

State and Political Subdivisions

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

                  Penseco Financial Services Corporation / 2004 Annual Report 29

4  LOANS

Major classifications of loans are as follows:

December 31,                                      2004         2003
-------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development          $   6,805    $   3,078
  Secured by farmland                                -            -
  Secured by 1-4 family residential
    properties:
    Revolving, open-end loans                   19,356       18,945
    Secured by first liens                     102,583       93,380
    Secured by junior liens                     17,761       15,588
  Secured by multi-family properties               411          165
  Secured by non-farm, non-residential
    properties                                  56,038       44,886
Commercial and industrial loans
  to U.S. addressees                            41,560       30,056
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                  2,872        2,403
  Other (installment and
    student loans, etc.)                        24,091       25,192
Obligations of states &
  political subdivisions                         7,111        6,026
All other loans                                  1,588          663
-------------------------------------------------------------------
  Gross Loans                                  280,176      240,382
Less: Unearned income on loans                       -            -
-------------------------------------------------------------------
  Loans, Net of Unearned Income              $ 280,176    $ 240,382
===================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,991, $1,533 and $2,245 at December 31, 2004, 2003 and 2002, respectively.
If interest on those loans had been accrued, such income would have been $199, $198 and $171 for 2004, 2003 and 2002, respectively. Interest income on those loans, which is recorded only when received, amounted to $16, $29 and $77 for 2004, 2003 and 2002, respectively. Also, at December 31, 2004 and 2003, the Bank had loans totalling $266 and $172, respectively, which were past due 90 days or more and still accruing interest (credit card and guaranteed student loans).

--------------------------------------------------------------------------------

5  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                   2004       2003       2002
---------------------------------------------------------------------
Balance at beginning of year            $ 3,500    $ 3,347    $ 3,600
Provision charged to operations             144        476        813
Recoveries credited to allowance              9         32         35
---------------------------------------------------------------------
                                          3,653      3,855      4,448
Losses charged to allowance                 (53)      (355)    (1,101)
---------------------------------------------------------------------
    Balance at End of Year              $ 3,600    $ 3,500    $ 3,347
=====================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,        Book Provision       Tax Deduction
------------------------        --------------       -------------
        2004                        $  144              $    44
        2003                        $  476              $   323
        2002                        $  813              $ 1,066

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $664, $948 and $948 at December 31, 2004, 2003 and 2002,
respectively.

--------------------------------------------------------------------------------

6  LOAN SERVICING

The Company services $61,767 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $620 and $709, at December 31, 2004 and 2003, respectively. The balance of the servicing rights was $450 and $647 at December 31, 2004 and 2003, respectively, net of amortization.

     The Company recorded $0 and $569 in new mortgage servicing rights in 2004 and 2003, respectively. Amortization expense of $197 and $149 was recorded for the years ended December 31, 2004 and 2003, respectively.

     There was no allowance for impairment recorded at December 31, 2004 or 2003.

--------------------------------------------------------------------------------

7  BANK PREMISES AND EQUIPMENT

December 31,                           2004         2003
--------------------------------------------------------
Land                               $  3,122     $  3,122
Buildings and improvements           14,550       14,531
Furniture and equipment              12,550       12,458
--------------------------------------------------------
                                     30,222       30,111
--------------------------------------------------------
Less: Accumulated depreciation       20,989       20,176
--------------------------------------------------------
  Net Bank Premises
    and Equipment                  $  9,233     $  9,935
========================================================

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $813 in 2004, $1,119 in 2003 and $1,240 in 2002.

     Occupancy expenses were reduced by rental income received in the amount of $63, $64 and $63 in the years ended December 31, 2004, 2003 and 2002, respectively.

--------------------------------------------------------------------------------

8  OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2004 and 2003 was $176 and $121, respectively, supported by appraisals of the real estate involved.

--------------------------------------------------------------------------------

9  INVESTMENT  IN AND LOAN TO, INCOME FROM  DIVIDENDS  AND EQUITY IN EARNINGS OR
     LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

                                    Equity in
                                    underlying                   Bank's
           Percent         Total    net assets    Amount    proportionate
          of voting     investment  at balance      of      part of loss
Year     stock owned     and loan   sheet date   dividends  for the period
--------------------------------------------------------------------------
2004         100%        $ 3,350     $ 3,335       None        $     -
2003         100%        $ 3,450     $ 3,435       None        $     -
2002         100%        $ 3,550     $ 3,535       None        $     -

30 Penseco Financial Services Corporation / 2004 Annual Report

10 DEPOSITS

December 31,                            2004         2003
---------------------------------------------------------
Demand - Non-interest
  bearing                          $  82,938    $  79,726
Demand - Interest bearing             31,161       30,515
Savings                               80,307       80,689
Money markets                         91,604       89,103
Time - Over $100,000                  23,779       30,321
Time - Other                          85,512       97,590
---------------------------------------------------------
  Total                            $ 395,301    $ 407,944
=========================================================

Scheduled maturities of time deposits are as follows:

        2005                 $  60,811
        2006                    15,641
        2007                    18,408
        2008                     8,766
        2009                     4,565
        2010 and thereafter      1,100
--------------------------------------
            Total            $ 109,291
======================================

--------------------------------------------------------------------------------

11 OTHER BORROWED FUNDS

At December 31, 2004 and 2003, other borrowed funds consisted of demand notes to the U.S. Treasury and Repurchase agreements.

     Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs and fair values of $28,007 and $28,360 at December 31, 2004 and $28,025 and $29,289 at December 31, 2003, were pledged to secure repurchase agreements.

Years Ended December 31,                    2004        2003
------------------------------------------------------------
Amount outstanding at year end          $ 19,284    $ 20,277
Average interest rate at year end           .75%        .75%
Maximum amount outstanding at
  any month end                         $ 30,176    $ 19,948
Average amount outstanding              $ 22,776    $ 22,176
Weighted average interest rate
  during the year:
    Federal funds purchased                2.21%       2.12%
    Repurchase agreements                   .75%        .88%
    Demand notes to U.S. Treasury          1.11%        .90%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,287 and $10,231 at December 31, 2004 and $10,298 and $10,226
at December 31, 2003 and with interest rates of 3.25% and 2.00% at December 31, 2004 and December 31, 2003, respectively. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2004 and 2003, respectively.

     The Company has the availability of a $5,000 overnight Federal funds line of credit with Wachovia Bank, N.A. There was no balance outstanding as of December 31, 2004 and 2003, respectively.

     The Company maintains a collateralized maximum borrowing capacity of $186,243 with the Federal Home Loan Bank of Pittsburgh (FHLB).

--------------------------------------------------------------------------------

12 LONG-TERM DEBT

The loans from the Federal Home Loan Bank, which were borrowed to purchase a mortgage-backed security, are secured by a general collateral pledge of the Company's assets.

     A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2004 is as follows:

Monthly        Fixed   Maturity
Installment     Rate       Date          Balance
------------------------------------------------

$ 161          2.73%   03/13/08         $  5,989
  253          3.22%   03/13/10           14,643
  430          3.74%   03/13/13           36,585
  186          4.69%   03/13/23           27,403
------------------------------------------------
  Total                                 $ 84,620
================================================

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at December 31, 2004 are as follows: 2005 $9,220, 2006 $9,547, 2007 $9,887, 2008 $8,780, 2009 $8,612 and thereafter
$38,574 for a total of $84,620.

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

     At December 31, 2004 and 2003, the ESOP held 89,316 and 89,204 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $0, $0 and $140 to the plan during the years ended December 31, 2004, 2003 and 2002, respectively.

     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $60, $70 and $0 to the plan during the years ended December 31, 2004, 2003 and 2002, respectively.

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

                  Penseco Financial Services Corporation / 2004 Annual Report 31

A reconciliation of the funded status of the plans with amounts reported on the Consolidated Balance Sheets is as follows:

                                    Pension Benefits        Other Benefits
                                   ------------------      ----------------
December 31,                          2004       2003         2004     2003
----------------------------------------------------------------------------
Change in benefit
  obligation:
    Benefit obligation,
      beginning                   $ 10,884   $  9,855       $  269   $  250
    Service cost                       385        385            6        6
    Interest cost                      664        635           16       15
    Change in assumptions              256        237            3        7
    Actuarial (loss) gain              (59)        88            -        -
    Benefits paid                     (330)      (316)          (9)      (9)
----------------------------------------------------------------------------
  Benefit obligation,
    ending                          11,800     10,884          285      269
----------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan
    assets, beginning                8,713      7,804            -        -
  Actual return on plan
    assets                             713        897            -        -
  Employer contribution                373        328            -        -
  Benefits paid                       (330)      (316)           -        -
----------------------------------------------------------------------------
  Fair value of plan
    assets, ending                   9,469      8,713            -        -
----------------------------------------------------------------------------
Funded status                       (2,331)    (2,171)        (285)    (269)
Unrecognized net actuarial
    loss (gain)                      2,775      2,723          (23)     (27)
Unrecognized prior service
    cost                                54         55           49       57
----------------------------------------------------------------------------
  Prepaid (accrued) benefit
    cost                          $    498   $    607       $ (259)  $ (239)
============================================================================

A reconciliation of net periodic pension and other benefit costs is as follows:

                                               Pension Benefits
                                              ------------------
Years Ended December 31,                  2004       2003       2002
---------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                        $  385     $  385     $  370
    Interest cost                          664        635        588
    Expected return on plan assets        (700)      (624)      (726)
    Amortization of prior service cost       -          -       (104)
    Amortization of unrecognized
      net loss                             114        175         82
---------------------------------------------------------------------
      Net periodic pension cost         $  463     $  571     $  210
=====================================================================

                                                Other Benefits
                                              ------------------
Years Ended December 31,                  2004       2003       2002
---------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                        $    6     $    6     $    5
    Interest cost                           16         15         15
    Amortization of prior service cost       7          8          7
    Amortization of unrecognized
      net gain                               -         (1)        (1)
---------------------------------------------------------------------
      Net periodic other benefit cost   $   29     $   28     $   26
=====================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $142, $142 and $0, respectively at December 31, 2004 and $153, $153 and $0, respectively at December 31, 2003.

Weighted-average assumptions used to determine benefit obligations were as follows:

                               Pension Benefits          Other Benefits
                               ----------------          --------------
December 31,                   2004        2003            2004    2003
-----------------------------------------------------------------------
Discount rate                 6.00%       6.25%           6.00%   6.25%
Rate of compensation
  increase                    4.00%       4.25%           4.50%   4.50%


                               Pension Benefits          Other Benefits
                               ----------------          --------------
Years Ended December 31,       2004        2003            2004    2003
-----------------------------------------------------------------------
Discount rate                 6.00%       6.25%           6.00%   6.25%
Expected return on
  plan assets                 8.00%       8.00%              -       -
Rate of compensation
  increase                    4.00%       4.25%           4.50%   4.50%

The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets. The rate was reduced during 2003 due to the reduction in returns for the prior year.

     The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                              Plan Assets at December 31,
                              ---------------------------
                                         2004       2003
---------------------------------------------------------
Asset Category
--------------
Equity securities                        54.4%      52.4%
Corporate bonds                          35.1%      33.3%
U.S. Government securities                8.1%      13.1%
Cash and cash equivalents                 2.4%       1.2%
---------------------------------------------------------
                                        100.0%     100.0%
=========================================================

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

     There is no Company stock included in equity securities at December 31, 2004 or 2003.

Contributions
-------------
The Company expects to contribute $375 to its pension plan and $13 to its other postretirement plan in 2005.

Estimated Future Benefit Payments
---------------------------------
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:

                Pension Benefits                Other Benefits
                ----------------                --------------
2005                $   481                          $ 13
2006                    482                            13
2007                    488                            13
2008                    485                            13
2009                    494                            13
2010-2014           $  3,412                           82

32 Penseco Financial Services Corporation / 2004 Annual Report

14 INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,           2004         2003         2002
------------------------------------------------------------------
Currently payable               $ 1,190      $ 1,810      $ 2,161
Deferred (benefit) provision       (119)        (182)          95
------------------------------------------------------------------
  Total                         $ 1,071      $ 1,628      $ 2,256
==================================================================

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,           2004         2003         2002
------------------------------------------------------------------
Tax at statutory rate           $ 2,268      $ 2,584      $ 3,063
Reduction for non-taxable
  interest                       (1,262)        (978)        (828)
Other additions                      65           22           21
------------------------------------------------------------------
  Applicable Income Taxes       $ 1,071      $ 1,628      $ 2,256
==================================================================

The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:

Years Ended December 31,           2004         2003         2002
------------------------------------------------------------------
Accretion of discount on bonds  $    24      $  (121)     $    53
Accelerated depreciation             21           67          (36)
Supplemental benefit plan            (1)         (16)           4
Allowance for loan losses          (130)         (53)          86
Prepaid pension cost                (33)         (59)         (12)
------------------------------------------------------------------
  Total                         $  (119)     $  (182)     $    95
==================================================================

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                   2004         2003
-----------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                 $   998      $   868
  Accumulated depreciation                      318          339
  Accrued supplemental benefit plan              48           47
-----------------------------------------------------------------
    Total Deferred Tax Assets                 1,364        1,254
=================================================================
Deferred tax liabilities:
  Unrealized securities gains                   364          946
  Prepaid pension costs                         251          284
  Accumulated accretion                          51           27
-----------------------------------------------------------------
    Total Deferred Tax Liabilities              666        1,257
-----------------------------------------------------------------
    Net Deferred Tax Assets (Liabilities)   $   698      $    (3)
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

--------------------------------------------------------------------------------

15 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income of $704, $1,836 and $3,075 at December 31, 2004, 2003 and 2002, respectively consisted entirely of unrealized gains or losses on available-for-sale securities, net of tax.

     A reconciliation of other comprehensive income for the years ended December 31, 2004 and 2003 is as follows:

                                                        Tax
                                         Before-Tax   (Expense)    Net-of-Tax
2004                                       Amount      Benefit       Amount
------------------------------------------------------------------------------
Unrealized losses on
  available-for-sale securities:
    Unrealized losses arising during
      the year                            $(1,357)    $    461       $  (896)
    Less:  Reclassification adjustment
      for gains realized in income            357         (121)          236
------------------------------------------------------------------------------
    Net unrealized losses                 $(1,714)    $    582       $(1,132)
==============================================================================

                                                        Tax
                                         Before-Tax   (Expense)    Net-of-Tax
2003                                       Amount      Benefit       Amount
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

     Financial instruments whose contract amounts represent credit risk at December 31, 2004 and 2003 are as follows:

                                        2004        2003
--------------------------------------------------------
Commitments to extend credit:
  Fixed rate                        $ 21,152    $ 19,147
  Variable rate                     $ 67,502    $ 52,188

Standby letters of credit           $ 17,662    $ 15,363

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

                  Penseco Financial Services Corporation / 2004 Annual Report 33

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

                                             December 31, 2004          December 31, 2003
--------------------------------------------------------------------------------------------
                                           Carrying       Fair        Carrying      Fair
                                            Amount        Value        Amount       Value
--------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                 $   7,763     $   7,763    $  10,062    $  10,062
  Interest bearing balances with banks          534           534        4,693        4,693
  Federal funds sold                              -             -       23,600       23,600
--------------------------------------------------------------------------------------------
        Cash and cash equivalents             8,297         8,297       38,355       38,355
  Investment Securities:
    Available-for-sale:
      U.S. Treasury securities                5,077         5,077       15,387       15,387
      U.S. Agency obligations               124,528       124,528      137,018      137,018
      States & political subdivisions        31,540        31,540       20,841       20,841
      Federal Home Loan Bank stock            5,604         5,604        5,840        5,840
      Other securities                          661           661          514          514
    Held-to-maturity:
      U.S. Agency obligations                66,019        65,672       84,138       83,566
      States & political subdivisions        29,249        32,119       29,387       32,106
--------------------------------------------------------------------------------------------
        Total investment securities         262,678       265,201      293,125      295,272
  Loans, net of unearned income:
    Real estate mortgages                   202,954       198,244      176,042      177,519
    Commercial                               41,560        41,560       30,056       30,056
    Consumer and other                       35,662        35,891       34,284       34,524
    Less:  Allowance for loan losses          3,600                      3,500
--------------------------------------------------------------------------------------------
        Loans, net                          276,576       275,695      236,882      242,099
--------------------------------------------------------------------------------------------
        Total Financial Assets              547,551     $ 549,193      568,362    $ 575,726
Other assets                                 16,157                     16,228
--------------------------------------------------------------------------------------------
        Total Assets                      $ 563,708                  $ 584,590
============================================================================================
Financial Liabilities:
  Demand - Non-interest bearing           $  82,938     $  82,938    $  79,726    $  79,726
  Demand - Interest bearing                  31,161        31,161       30,515       30,515
  Savings                                    80,307        80,307       80,689       80,689
  Money markets                              91,604        91,604       89,103       89,103
  Time                                      109,291       110,953      127,911      129,307
--------------------------------------------------------------------------------------------
        Total Deposits                      395,301       396,963      407,944      409,340
  Repurchase agreements                      18,398        18,398       19,454       19,454
  Short-term borrowings                         886           886          823          823
  Long-term borrowings                       84,620        84,655       93,523       93,549
--------------------------------------------------------------------------------------------
        Total Financial Liabilities         499,205     $ 500,902      521,744    $ 523,166
Other Liabilities                             2,127                      2,039
Stockholders' Equity                         62,376                     60,807
--------------------------------------------------------------------------------------------
        Total Liabilities and
        Stockholders' Equity              $ 563,708                  $ 584,590
============================================================================================

Standby Letters of Credit                 $    (177)    $    (177)   $    (153)   $    (153)


34 Penseco Financial Services Corporation / 2004 Annual Report

18 OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $90 in 2004, $86 in 2003 and $80 in 2002. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

     Future minimum rental commitments under these leases at December 31, 2004 are as follows:

                            Mount   Meadow    ATM
                           Pocono   Avenue   Sites    Total
-----------------------------------------------------------
2005                       $   50   $   20   $  16    $  86
2006                           50       14       6       70
2007                           50        -       -       50
2008                           51        -       -       51
2009                           51        -       -       51
2010 to 2012                   72        -       -       72
-----------------------------------------------------------
  Total minimum
    payments required      $  324   $   34   $  22    $ 380
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

Years Ended December 31,       2004         2003
-------------------------------------------------
Beginning Balance           $ 5,265      $ 4,483
Additions                     4,899        2,065
Collections                    (532)      (1,283)
-------------------------------------------------
  Ending Balance            $ 9,632      $ 5,265
=================================================

In addition to the loan amounts shown above, the Bank has issued a standby letters of credit for the accounts of related parties in the amount of $6,932.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 2004, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                  Penseco Financial Services Corporation / 2004 Annual Report 35

               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

December 31, 2003              Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 64,822  20.03%    > $ 25,890  > 8.0%      > $ 32,362  > 10.0%
                                                  -           -           -
Tier I Capital
  (to Risk Weighted Assets)   $ 61,222  18.92%    > $ 12,945  > 4.0%      > $ 19,417  >  6.0%
                                                  -           -           -
Tier I Capital
  (to Average Assets)         $ 61,222  10.53%    >        *  >   *       > $ 29,068  >  5.0%
                                                  -           -           -

* 3.0%  ($17,441),  4.0%  ($23,254)  or 5.0%  ($29,068)  depending on the bank's
CAMELS Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------
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

--------------------------------------------------------------------------------

21 PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,                                        2004          2003
----------------------------------------------------------------------
Cash                                            $      8      $      7
Investment in bank subsidiary                     61,859        60,389
Equity Investments                                   642           494
----------------------------------------------------------------------
Total Assets                                    $ 62,509      $ 60,890
======================================================================
Total Liabilities                               $    133      $     83
Total Stockholders' Equity                        62,376        60,807
----------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $ 62,509      $ 60,890
======================================================================

STATEMENTS OF INCOME

Years Ended December 31,                2004        2003       2002
-------------------------------------------------------------------
Dividends from bank subsidiary      $  2,900    $  2,900    $ 2,899
Dividends on investment securities        11          10          9
-------------------------------------------------------------------
  Total Income                         2,911       2,910      2,908
Other non-interest expense                10          10          8
-------------------------------------------------------------------
Net income before undistributed
  earnings of bank subsidiary          2,901       2,900      2,900
Undistributed earnings of bank
  subsidiary                           2,700       3,071      3,853
-------------------------------------------------------------------
Net Income                          $  5,601    $  5,971    $ 6,753
===================================================================

STATEMENTS OF CASH FLOWS

Years Ended December 31,                      2004        2003       2002
--------------------------------------------------------------------------
Operating Activities:
Net Income                                $  5,601    $  5,971    $ 6,753
Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Equity in undistributed net
        income of bank subsidiary           (2,700)     (3,071)    (3,853)
--------------------------------------------------------------------------
      Net cash provided by
        operating activities                 2,901       2,900      2,900
--------------------------------------------------------------------------
Investing Activities:
Purchase of equity investment                    -           -          -
--------------------------------------------------------------------------
      Net cash used by
        investing activities                     -           -          -
--------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                         (2,900)     (2,900)    (2,899)
--------------------------------------------------------------------------
      Net cash used by
        financing activities                (2,900)     (2,900)    (2,899)
--------------------------------------------------------------------------
      Net increase in cash and
        cash equivalents                         1           -          1
Cash and cash equivalents at January 1           7           7          6
--------------------------------------------------------------------------
Cash and cash equivalents at December 31  $      8    $      7    $     7
==========================================================================

36 Penseco Financial Services Corporation / 2004 Annual Report

                                                      Francis J. Merkel, CPA
                                                      Josephn J. Quinn, CPA, CVA
                                                      John H. Marx, Jr., CPA
                                                      Daniel J. Gerrity, CPA
                                                      Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
Certified Public Accountants & Consultants



             Report of Independent Registeres Public Accounting Firm



To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania



     We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGrail, Merkel, Quinn & Associates

Scranton, Pennsylvania
March 4, 2005

                             RSM McGladrey Network
                           An Indepently Owned Member

      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650

                                  www.mmq.com

                  Penseco Financial Services Corporation / 2004 Annual Report 37

ITEM 9  Changes   in  and  Disagreements  with  Accountants  on  Accounting  and
          Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2004.

ITEM 9A Controls and Procedures

Based on the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, evaluations of the Company's Disclosure Controls and Procedures as of February 17, 2005 (evaluation date), they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

     Based on information available to them, they are not aware of significant deficiencies or material weaknesses in the Company's internal control system.

     Based on information available to them, they are not aware of any significant changes made in internal controls or in other factors that could significantly affect those controls subsequent to February 17, 2005 (evaluation date) and prior to the date of their certifications.

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

ITEM 9B Other Information

There are no items required to be reported.

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

     Other information required by this Item as to Directors of the Company contained under the headings "Voting Securities & Principal Holders Thereof", "Election of Directors", "Board and Committee Meetings" and "Certain Relationships and Related Transactions" within the definitive proxy statement relating to the Company's Annual Meeting of Shareholders, to be held May 3, 2005, is incorporated herein by reference thereto.

38 Penseco Financial Services Corporation / 2004 Annual Report

ITEM 11 Executive Compensation

The  information   contained  under  the  headings   "Executive   Compensation",
"Directors Compensation", "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 3, 2005, is incorporated herein by reference thereto.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading "Voting Securities & Principal Holders Thereof" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 3, 2005, is incorporated herein by reference thereto.

ITEM 13 Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" and "Transactions with Directors and Principal Officers" in the definitive proxy statement relating to the Company's annual meeting of stockholders, to be held May 3, 2005 is incorporated herein by reference thereto.

ITEM 14 Principal Accountant Fees and Services

The information contained under the heading "Our Relationship with Our Auditors" in the definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be held May 3, 2005 is incorporated herein by reference thereto.

                                    PART IV
                                    -------

ITEM 15 Exhibits and Financial Statements Schedules

(a)  (1)  Financial   Statements  -  The  following  financial   statements  are
          incorporated by reference in Part II, Item 8 hereof:

          Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          General Notes to Financial Statements
          Report of Independent Registered Public Accounting Firm

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

          13 Annual report to security holders (Included herein by reference on pages 1- 40.)

          21 Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

(b) No current report on Form 8-K was filed for the fourth quarter of the fiscal year ended December 31, 2004.

(c) The exhibits required to be filed by this Item are listed under Item 15(a)(3), above.

(d) There are no financial statement schedules required to be filed under this item.

                  Penseco Financial Services Corporation / 2004 Annual Report 39

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2005.


By:  /s/ Otto P. Robinson, Jr.
         -------------------------
         Otto P. Robinson, Jr.
         President


By:  /s/ Richard E. Grimm
         -------------------------
         Richard E. Grimm
         Executive Vice-President


By:  /s/ Patrick Scanlon
         -------------------------
         Patrick Scanlon
         Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2005.


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


40 Penseco Financial Services Corporation / 2004 Annual Report

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

Date:  February 17, 2005

/s/  OTTO P. ROBINSON JR.
-------------------------
Otto P. Robinson, Jr.
President

--------------------------------------------------------------------------------

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

Date:  February 17, 2005


/s/  PATRICK SCANLON
--------------------
Patrick Scanlon
Controller

                  Penseco Financial Services Corporation / 2004 Annual Report 41

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002  (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

     (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Form 10-K") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

     (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

                             /s/ OTTO P. ROBINSON JR
                             -----------------------
                             Otto P. Robinson, Jr.
                             President
                             February 17, 2005

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

--------------------------------------------------------------------------------

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002  (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

     (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Form 10-K") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

     (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

                             /s/ PATRICK SCANLON
                             -----------------------
                             Patrick Scanlon
                             Controller
                             February 17, 2005

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

42 Penseco Financial Services Corporation / 2004 Annual Report

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

  23              Consents of experts and counsel                      None

  24              Power of attorney                                    None

  31              Rule 13a-14(a)/15d-14(a) Certifications              Included herein by reference on page 41.

  32              Section 1350 Certifications                          Included herein by reference on page 42.

  99              Additional Exhibits                                  None


                  Penseco Financial Services Corporation / 2004 Annual Report 43

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

Lynn Peters Thiel
Vice-President and Compliance Officer

James Tobin
Vice-President, Charge Card Manager

John H. Warnken
Vice-President, Operations

Robert P. Heim
Director of Internal Audit

Patrick Scanlon
Controller

P. Frank Kozik
Secretary


ASSISTANT VICE-PRESIDENTS

John R. Anderson III
Carl M. Baruffaldi
Mark M. Bennett
  and Assistant Secretary
Denise M. Cebular
Carol Curtis McMullen
  Assistant Trust Officer and Assistant Secretary
Paula M. DePeters
  and Assistant Treasurer
J. Patrick Dietz
Frank Gardner
Lisa A. Kearney
Eleanor Kruk
Thomas J. Malinchak
Caroline Mickelson
Louis J. Rizzo
Aleta Sebastianelli
  and Assistant Secretary
Jeffrey Solimine
Jennifer S. Wohlgemuth
Linda Wolf
  and Training Officer
Beth S. Wolff
Deborah A. Wright
  and Outside Sales
Mark J. Zakoski

ASSISTANT CASHIERS
Pamela Edwards
Barbara Garofoli
Susan T. Holweg
Susan A. Kopp
Jacqueline Lucke
Kristen A. McGoff
  and Branch Operations Officer
Candace F. Quick
Nereida Santiago
Sharon Thauer

ACCOUNTING OFFICER
Luree M. Waltz

ASSISTANT BRANCH OPERATIONS OFFICERS
Carolyn E. Brown
Tanya L. Frable

ASSISTANT CHARGE CARD MANAGER
Eileen Yanchak

ASSISTANT CONTROLLER
Susan M. Bray
  and Assistant Treasurer

ASSISTANT DIRECTOR OF INTERNAL AUDIT
Paula A. Ralston Nenish

ASSISTANT STUDENT LOAN OFFICER
Jo Ann M. Bevilaqua

ASSISTANT TRUST OFFICER
Dominick P. Gianuzzi
Audit OFFICER
Ellen M. Evans

BRANCH OPERATIONS MANAGER
Robin L. Jenkins

BRANCH OPERATIONS OFFICERS
Patricia A. Bruno
Kathleen Griffiths
Stephen A. Hoffman

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

44 Penseco Financial Services Corporation / 2004 Annual Report

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

Steven L. Weinberger
President of G. Weinberger Company, Mechanical Contractor
  Specializing in Commercial & Industrial Construction


PENN SECURITY BANK AND TRUST COMPANY

ADVISORY BOARDS

ABINGTON OFFICE
Carl M. Baruffaldi
James L. Burne, DDS
Keith Eckel
Richard C. Florey
C. Lee Havey, Jr.
Attorney Patrick J. Lavelle
Sandra C. Phillips

EAST SCRANTON OFFICE
Marie W. Allen
J. Conrad Bosley
Judge Carmen Minora
Mark R. Sarno
Frank Gardner

EAST STROUDSBURG OFFICE
Denise M. Cebular
Robert J. Dillman, Ph.D.
Attorney Kirby Upright
Jeffrey Weichel

GREEN RIDGE OFFICE
Joseph N. Connor
Everett Jones
Caroline Mickelson
George Noone
Howard J. Snowdon
Jeffrey Solimine

MOUNT POCONO OFFICE
Bruce Berry
Francis Cappelloni
Robert C. Hay
David Lansdowne
Thomas J. Malinchak

NORTH POCONO OFFICE
Jacqueline A. Carling
Anthony J. Descipio
George F. Edwards
James A. Forti
Attorney David Z. Smith
Beth S. Wolff

SOUTH SIDE OFFICE
Attorney Zygmunt R. Bialkowski, Jr.
Michael P. Brown
J. Patrick Dietz
Lois Ferrari
Jeffrey J. Leventhal
Ted M. Stampien, DDS


                              www.pennsecurity.com