Form 10-Q
period 2005-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2005-05-10
CIK 1054508

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

                  For the quarterly period ended March 31, 2005

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 29, 2005 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

    Item 1. Financial Statements - Consolidated

                Balance Sheets:

                   March 31, 2005............................................  3
                   December 31, 2004.........................................  3

                Statements of Income:

                   Three Months Ended March 31, 2005.........................  4
                   Three Months Ended March 31, 2004.........................  4

                Statements of Cash Flows:

                   Three Months Ended March 31, 2005.........................  5
                   Three Months Ended March 31, 2004.........................  5

                Notes to Financial Statements................................  6

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 21

    Item 4. Controls and Procedures.......................................... 21


Part II -- OTHER INFORMATION

    Item 1. Legal Proceedings................................................ 22

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...... 22

    Item 3. Defaults Upon Senior Securities.................................. 22

    Item 4. Submission of Matters to a Vote of Security Holders.............. 22

    Item 5. Other Information................................................ 22

    Item 6. Exhibits......................................................... 22

    Signatures............................................................... 22

    Certifications........................................................... 23

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)

                                                               March 31,         December 31,
                                                                 2005               2004
                                                            ---------------    ---------------
ASSETS

Cash and due from banks                                        $   9,749          $   7,763
Interest bearing balances with banks                              10,421                534
Federal funds sold                                                     -                  -
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       20,170              8,297
Investment securities:
  Available-for-sale, at fair value                              146,318            167,410
  Held-to-maturity (fair value of $93,279
    and $97,791, respectively)                                    92,011             95,268
                                                            ---------------    ---------------
  Total Investment Securities                                    238,329            262,678
Loans, net of unearned income                                    291,359            280,176
  Less: Allowance for loan losses                                  3,700              3,600
                                                            ---------------    ---------------
  Loans, Net                                                     287,659            276,576

Bank premises and equipment                                        9,098              9,233
Other real estate owned                                              334                176
Accrued interest receivable                                        2,944              3,406
Other assets                                                       4,152              3,342
                                                            ---------------    ---------------
  Total Assets                                                 $ 562,686          $ 563,708
                                                            ===============    ===============
LIABILITIES

Deposits:
  Non-interest bearing                                         $  83,988          $  82,938
  Interest bearing                                               307,694            312,363
                                                            ---------------    ---------------
  Total Deposits                                                 391,682            395,301
Other borrowed funds:
  Repurchase agreements                                           23,472             18,398
  Short-term borrowings                                              759                886
  Long-term borrowings                                            82,345             84,620
Accrued interest payable                                             930                886
Other liabilities                                                  1,282              1,241
                                                            ---------------    ---------------
  Total Liabilities                                              500,470            501,332
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 51,369             50,832
Accumulated other comprehensive income                                 7                704
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      62,216             62,376
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 562,686          $ 563,708
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                 Three Months Ended             Three Months Ended
                                                                   March 31, 2005                 March 31, 2004
                                                                --------------------           --------------------
INTEREST INCOME
Interest and fees on loans                                            $  4,151                       $  3,156
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency
    obligations                                                          1,710                          2,165
  States & political subdivisions                                          694                            771
  Other securities                                                          35                             24
Interest on Federal funds sold                                              23                             37
Interest on balances with banks                                             37                             16
                                                                --------------------           --------------------
  Total Interest Income                                                  6,650                          6,169
                                                                --------------------           --------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              162                            170
Interest on other deposits                                                 901                            851
Interest on other borrowed funds                                           890                            932
                                                                --------------------           --------------------
  Total Interest Expense                                                 1,953                          1,953
                                                                --------------------           --------------------
  Net Interest Income                                                    4,697                          4,216
Provision for loan losses                                                  122                             18
                                                                --------------------           --------------------
  Net Interest Income After Provision for Loan
    Losses                                                               4,575                          4,198
                                                                --------------------           --------------------
OTHER INCOME
Trust department income                                                    353                            320
Service charges on deposit accounts                                        224                            271
Merchant transaction income                                              1,356                          1,429
Other fee income                                                           273                            267
Other operating income                                                     153                            127
Realized (losses) gains on securities, net                                 (13)                             -
                                                                --------------------           --------------------
  Total Other Income                                                     2,346                          2,414
                                                                --------------------           --------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,293                          2,299
Expense of premises and fixed assets                                       675                            681
Merchant transaction expenses                                            1,080                          1,121
Other operating expenses                                                 1,358                          1,214
                                                                --------------------           --------------------
  Total Other Expenses                                                   5,406
                                                                                                        5,315
                                                                --------------------           --------------------
Income before income taxes                                               1,515
                                                                                                        1,297
Applicable income taxes                                                    269                            152
                                                                --------------------           --------------------
  Net Income                                                             1,246                          1,145
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                    (697)                           722
                                                                --------------------           --------------------
  Comprehensive Income                                                $    549                       $  1,867
                                                                ====================           ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   0.58                       $   0.53
Cash Dividends Declared Per Common Share                              $   0.33                       $   0.30

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)


                                                                                      Three Months Ended          Three Months Ended
                                                                                        March 31, 2005              March 31, 2004
                                                                                     --------------------        -------------------
OPERATING ACTIVITIES
Net Income                                                                                $   1,246                   $   1,145
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  188                         218
  Provision for loan losses                                                                     122                          18
  Deferred income tax provision (benefit)                                                         7                         147
  Amortization of securities, (net of accretion)                                                372                         410
  Net realized losses (gains) on securities                                                      13                           -
  Loss (gain) on other real estate                                                               10                           -
  Decrease (increase) in interest receivable                                                    462                        (282)
  (Increase) decrease in other assets                                                          (810)                        100
  Increase (decrease) in income taxes payable                                                   262                           4
  Increase (decrease) in interest payable                                                        44                        (155)
  Increase (decrease) in other liabilities                                                      132                         (80)
                                                                                     --------------------        -------------------
    Net cash provided by operating activities                                                 2,048                       1,525
                                                                                     --------------------        -------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                          (33)                    (24,146)
  Proceeds from sales and maturities of investment securities available-for-sale             15,757                      10,483
  Purchase of investment securities to be held-to-maturity                                        -                           -
  Proceeds from repayments of investment securities available-for-sale                        4,068                       2,523
  Proceeds from repayments of investment securities held-to-maturity                          3,115                       3,394
  Net loans (originated) repaid                                                             (11,384)                     (8,850)
  Proceeds from other real estate                                                                11                          36
  Investment in premises and equipment                                                          (53)                        (45)
                                                                                     --------------------        -------------------
    Net cash provided (used) by investing activities                                         11,481                     (16,605)
                                                                                     --------------------        -------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                     (3,940)                      1,378
  Net proceeds (payments) on time deposits                                                      321                      (3,299)
  Increase (decrease) in federal funds purchased                                                  -                           -
  Increase (decrease) in repurchase agreements                                                5,074                         772
  Net (decrease) increase in short-term borrowings                                             (127)                       (395)
  Repayments of long-term borrowings                                                         (2,275)                     (2,196)
  Cash dividends paid                                                                          (709)                       (645)
                                                                                     --------------------        -------------------
    Net cash (used) provided by financing activities                                         (1,656)                     (4,385)
                                                                                     --------------------        -------------------
    Net increase (decrease) in cash and cash equivalents                                     11,873                     (19,465)
Cash and cash equivalents at January 1                                                        8,297                      38,355
                                                                                     --------------------        -------------------
Cash and cash equivalents at March 31                                                     $  20,170                   $  18,890
                                                                                     ====================        ===================

The Company paid interest and income taxes of $1,909 and $284 and $2,108 and $211, for the three month periods ended March 31, 2005 and 2004, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2005
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2004, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 and March 31, 2004, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and Reports on Form 8-K and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2004, incorporated herein by reference.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2004.

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

The amortized cost and fair value of investment securities at March 31, 2005 and December 31, 2004 are as follows:


                                 Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
March 31, 2005                     Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $   5,000     $    23       $     -    $   5,023
U.S. Agency securities             65,605         124           514       65,215
Mortgage-backed securities         49,653           -           222       49,431
States & political subdivisions    20,691         435           130       20,996
--------------------------------------------------------------------------------
  Total Debt Securities           140,949         582           866      140,665
Equity securities                   5,358         295             -        5,653
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 146,307     $   877       $   866    $ 146,318
================================================================================

                               Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
December 31, 2004                  Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $   5,000     $    77       $     -    $   5,077
U.S. Agency securities             70,777         510           541       70,746
Mortgage-backed securities         53,782          36            36       53,782
States & political subdivisions    30,910         686            56       31,540
--------------------------------------------------------------------------------
  Total Debt Securities           160,469       1,309           633      161,145
Equity securities                   5,873         392             -        6,265
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 166,342     $ 1,701       $   633    $ 167,410
================================================================================



                                  Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
March 31, 2005                     Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  62,761     $     8       $   986    $  61,783
States & political subdivisions    29,250       2,246             -       31,496
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  92,011     $ 2,254       $   986    $  93,279
================================================================================


                                  Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
December 31, 2004                  Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  66,019     $    10       $   357    $  65,672
States & political subdivisions    29,249       2,870             -       32,119
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  95,268     $ 2,880       $   357    $  97,791
================================================================================

The amortized cost and fair value of debt securities at March 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2005                          Available-for-Sale         Held-to-Maturity
-----------------------------------------------------------------------------------------
                                          Amortized     Fair        Amortized     Fair
                                             Cost       Value          Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $   5,000   $   5,023     $       -   $       -
  U.S. Agency securities                     40,396      40,251             -           -
After one year through five years:
  U.S. Agency securities                     25,209      24,964             -           -
After ten years:
  States & political subdivisions            20,691      20,996        29,250      31,496
-----------------------------------------------------------------------------------------
  Subtotal                                   91,296      91,234        29,250      31,496
Mortgage-backed securities                   49,653      49,431        62,761      61,783
-----------------------------------------------------------------------------------------
  Total Debt Securities                   $ 140,949   $ 140,665     $  92,011   $  93,279
=========================================================================================


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005 and December 31, 2004 are as follows:

                              Less than twelve months        Twelve months or more                Totals
                            --------------------------    --------------------------    --------------------------
                              Fair          Unrealized      Fair          Unrealized       Fair         Unrealized
March 31, 2005                Value           Losses        Value           Losses         Value          Losses
------------------------------------------------------    --------------------------    --------------------------
U.S. Agency securities      $  55,084        $   514      $      -         $     -       $  55,084       $   514
Mortgage-backed securities    110,709          1,208             -               -         110,709         1,208
States & political
  subdivisions                  6,557             58         4,496              72          11,053           130
                            --------------------------    --------------------------    --------------------------
  Total                     $ 172,350        $ 1,780      $  4,496         $    72       $ 176,846       $ 1,852
                            ==========================    ==========================    ==========================


                              Less than twelve months        Twelve months or more                Totals
                            --------------------------    --------------------------    --------------------------
                              Fair          Unrealized      Fair          Unrealized       Fair         Unrealized
December 31, 2004             Value           Losses        Value           Losses         Value          Losses
------------------------------------------------------    --------------------------    --------------------------
U.S. Agency securities      $  35,064        $   541      $      -         $     -       $  35,064       $   541
Mortgage-backed securities     93,527            393             -               -          93,527           393
States & political
  subdivisions                  3,257             24         4,889              32           8,146            56
                            --------------------------    --------------------------    --------------------------
  Total                     $ 131,848        $   958      $  4,889         $    32       $ 136,737       $   990
                            ==========================    ==========================    ==========================


The above table at March 31, 2005, includes twenty-eight (28) securities that have unrealized losses for less than twelve months and nine (9) securities that has been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

State and Political Subdivisions

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

NOTE 5 -- Loan Portfolio


Details regarding the Company's loan portfolio:

                                                 March 31,         December 31,
As Of:                                             2005                2004
--------------------------------------------------------------------------------
Real estate - construction and land development    $   9,690         $   6,805
Real estate mortgages                                201,062           196,149
Commercial                                            44,117            41,560
Credit card and related plans                          2,831             2,872
Installment                                           26,394            25,679
Obligations of states & political subdivisions         7,265             7,111
--------------------------------------------------------------------------------
  Loans, net of unearned income                      291,359           280,176
Less:  Allowance for loan losses                       3,700             3,600
--------------------------------------------------------------------------------
  Loans, net                                       $ 287,659         $ 276,576
================================================================================


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

NOTE 7 -- Long-Term Debt

During 2003, the Bank borrowed $100,000 from the Federal Home Loan Bank, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

   The loans are secured by a general collateral pledge of the Company.

   A summary of the long-term debt at March 31, 2005 is as follows:

Note payable, due in monthly installments of $161, including
   principal and interest at a fixed rate of 2.73%, maturing March, 2008.      $  5,547

Note payable, due in monthly installments of $253, including
   principal and interest at a fixed rate of 3.22%, maturing March, 2010.        14,000

Note payable, due in monthly installments of $430, including
   principal and interest at a fixed rate of 3.74%, maturing March, 2013.        35,634

Note payable, due in monthly installments of $186, including
   principal and interest at a fixed rate of 4.69%, maturing March, 2023.        27,164
                                                                               --------

   Total long-term debt                                                        $ 82,345
                                                                               ========


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at March 31, 2005 are as follows:

    March 31,         Principal
    ---------         ---------
         2006         $   9,300
         2007             9,631
         2008             9,974
         2009             8,377
         2010             8,692
   Thereafter            36,371
                      ---------
                      $  82,345
                      =========

NOTE 8 -- Employee Benefit Plans

The components of the net periodic benefit costs are as follows:

                                      Pension Benefits       Other Benefits
                                     ------------------     -----------------
Three months ended March 31,           2005      2004         2005      2004
-----------------------------------------------------------------------------
Service cost                         $  104    $   94       $    2    $    1
Interest cost                           168       167            4         4
Expected return on plan assets         (189)     (175)           -         -
Amortization of prior service cost        -         -            2         2
Amortization of net (gain) loss          27        34            -         -
-----------------------------------------------------------------------------
  Net periodic pension cost          $  110    $  120       $    8    $    7
=============================================================================


Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $375 to its pension plan and $13 to its postretirement plan in 2005. As of March 31, 2005, there has been no contributions made to either plan. The pension and postretirement contribution estimates have not changed since December 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2005, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                   Actual                                   Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of March 31, 2005           Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 65,490  19.40%    > $ 27,012  > 8.0%      > $ 33,764  > 10.0%
                                                  -           -           -           -

Tier 1 Capital
(to Risk Weighted Assets)     $ 61,790  18.30%    > $ 13,506  > 4.0%      > $ 20,258  >  6.0%
                                                  -           -           -           -

Tier 1 Capital
(to Average Assets)           $ 61,790  10.82%    > $      *  >    *      > $ 28,549  >  5.0%
                                                  -           -           -           -


*3.0% ($17,130), 4.0% ($22,839) or 5.0% ($28,549) depending on the bank's CAMELS
Rating and other regulatory risk factors.


                   Actual                                   Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

December 31, 2004              Amount   Ratio        Amount    Ratio          Amount    Ratio
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

*3.0% ($17,441), 4.0% ($23,254) or 5.0% ($29,068) depending on the bank's CAMELS
Rating and other regulatory risk factors.

 PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended March 31, 2005 and March 31, 2004. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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

Executive Summary

Penseco Financial Services Corporation reported an increase in net income of $101 or 8.8% to $1,246 or $.58 per share for the three months ended March 31, 2005 compared with $1,145 or $.53 per share reported for the year earlier period. Net interest income increased $481 or 11.4% to $4,697 for the first quarter of 2005 compared to $4,216 for the same quarter of 2004. Largely, the increase came from higher interest on loans of $995 or 31.5% as loans grew $42 million on a year over year comparison and interest rate increases. The Company's loan loss provision increased $104 to $122 from $18 from the year ago period as an act of prudence as the loan portfolio increased 17.1%. However, the Company experienced a decrease in other income of $68, primarily due to lower service charge income along with a reduction in merchant transaction income due to the loss of service to a university merchant. During the first quarter of 2005 the Company realized a loss of $13 from the sale of $10 million long-term fixed rate municipal securities. The proceeds will be redeployed into loans at higher rates. Total other expenses increased $91 or 1.7%. Contributing to this increase was higher operating costs, largely professional fees and general operating expenses. Merchant transaction expense decreased by $41 or 3.7% due to lower transaction volume. Applicable income taxes increased $117 or 77.0% due to higher net income with lower tax-free income.

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

Net interest income after provision for loan losses increased $377 or 9.0% to $4,575 for the three months ended March 31, 2005 compared to $4,198 for the three months ended March 31, 2004. Earning assets increased 45 basis points, largely due to the growth in our loan portfolio, of $41.2 million from the comparable period of 2004. Offsetting this increase in yield was the provision for loan losses which increased from $18 to $122 for the three months ended March 31, 2005 versus the comparable period of 2004.

The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the three months ended March 31, 2005, net interest margin was 3.41% increasing 42 basis points from 2.99% in the same period of 2004.

Total average earning assets and average interest bearing funds decreased in the three months ended March 31, 2005 as compared to 2004. Average earning assets decreased $13.3 million or 2.4%, from $565.0 million in 2004 to $551.7 million in 2005 and average interest bearing funds decreased $18.5 million, or 4.2%, from $441.1 million to $422.6 million for the same period, mainly due to lower time-deposit savings. As a percentage of average assets, earning assets increased to 96.6% for the three months ended March 31, 2005 from 96.5% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months of 2005 and 2004. Average loans as a percentage of average earning assets increased from 43.4% in 2004 to 51.9% in 2005, due in part to the increase of new and refinanced fixed rate mortgages; average investments decreased $41.9 million from 52.4% to 46.1%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $12.6 million to $11.3 from $23.9 and also decreased as a percentage of average earning assets from 4.1% in 2004 to 2.0% in 2005. Average time deposits decreased $16.3 million or 12.9% from 28.7% of interest bearing liabilities in 2004 to 26.2% in 2005. Average short-term borrowings, long-term borrowings and repurchase agreements decreased $5.5 from 26.0% in 2004 to 25.9% in 2005, as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 14 basis points from 4.54% in the three months ended March 31, 2004 to 4.40% for 2005. Also, average loan yields increased 65 basis points, from 5.15% in the three months ended March 31, 2004 to 5.80% in 2005.

The average time deposit costs increased 22 basis points from 2.34% in 2004 to 2.56% in 2005, along with money market accounts increasing 40 basis points from ..71% in 2004 to 1.11% in 2005.

The most significant change in net interest income has been the growth in our loan portfolio of $41.2 million mostly in commercial and real estate loans.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2005 and March 31, 2004.



----------------------------------------------------------------------------------------------------------
                                                  March 31, 2005                    March 31, 2004
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   5,077   $    83     6.54%     $   9,225   $   115     4.99%
    U.S. Agency obligations                  118,480       918     3.10%       135,763     1,123     3.31%
    States & political
      subdivisions                            31,430       298     5.75%        33,477       362     6.55%
    Federal Home Loan Bank stock               5,166        31     2.40%         5,417        18     1.33%
    Other                                        662         4     2.42%           517         5     3.87%
  Held-to-maturity:
    U.S. Agency obligations                   64,190       709     4.42%        82,414       927     4.50%
    States & political
      subdivisions                            29,249       396     8.21%        29,387       410     8.46%
Loans, net of unearned income:
    Real estate mortgages                    206,930     3,020     5.84%       177,092     2,329     5.26%
    Commercial                                42,899       616     5.74%        33,047       389     4.71%
    Consumer and other                        36,352       515     5.67%        34,818       438     5.03%
Federal funds sold                             4,008        23     2.30%        15,631        37     0.95%
Interest on balances with banks                7,264        37     2.04%         8,217        16     0.78%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                     551,707   $ 6,650     4.82%       565,005   $ 6,169     4.37%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        7,891                             8,249
Bank premises and equipment                    9,179                             9,867
Accrued interest receivable                    2,834                             2,916
Other assets                                   2,967                             3,116
Less:  Allowance for loan losses               3,594                             3,496
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 570,984                         $ 585,657
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  31,219   $    33     0.42%     $  30,191   $    25     0.33%
  Savings                                     80,099        69     0.34%        80,471        99     0.49%
  Money markets                               91,457       253     1.11%        88,945       157     0.71%
  Time - Over $100                            24,143       162     2.68%        29,505       170     2.30%
  Time - Other                                86,370       546     2.53%        97,260       570     2.34%
Federal funds purchased                            -         -         -             -         -        -
Repurchase agreements                         25,407        76     1.20%        22,118        41     0.74%
Short-term borrowings                            482         2     1.66%           349         1     1.15%
Long-term borrowings                          83,397       812     3.89%        92,286       890     3.86%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                   $ 422,574     1,953     1.85%     $ 441,125     1,953     1.77%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 84,131                            81,394
All other liabilities                          1,473                             2,052
Stockholders' equity                          62,806                            61,086
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 570,984                         $ 585,657
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    2.97%                             2.60%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 4,697                           $ 4,216
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.41%                             2.99%
  Return on average assets                                         0.87%                             0.78%
  Return on average equity                                         7.94%                             7.50%
  Average equity to average assets                                11.00%                            10.43%
  Dividend payout ratio                                           56.90%                            56.60%
----------------------------------------------------------------------------------------------------------

Investments

The Company's investment portfolio consists primarily of two functions: To provide liquidity and to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities generally with maturities greater than one year.

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

For the three months ended March 31, 2005, the provision for loan losses increased to $122 from $18 in the three months ended March 31, 2004. Loans charged off totaled $24 and recoveries were $2 for the three months ended March 31, 2005. In the same period of 2004, loans charged off were $21 and recoveries were $3. At March 31, 2005 the allowance for loan losses was set at $3,700 or 1.27% of loans based upon the bank's analysis methodology as an act of prudence by management.

Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2005 and March 31, 2004, respectively:

                                              March 31,       March 31,
Three Months Ended:                             2005            2004
-----------------------------------------------------------------------
Trust department income                       $    353        $    320
Service charges on deposit accounts                224             271
Merchant transaction income                      1,356           1,429
Other fee income                                   273             267
Other operating income                             153             127
Realized (losses) gains on securities, net         (13)              -
-----------------------------------------------------------------------
  Total Other Income                          $  2,346        $  2,414
=======================================================================

Other income decreased $68 or 2.8% to $2,346 for the three months ended March 31, 2005 compared with $2,414 for the similar period of 2004. Trust income increased $33 or 10.3% largely due to new business. Service charges on deposit accounts decreased $47 or 17.3%. Merchant transaction income decreased $73 or 5.1% mainly due to the loss of service to a university merchant. Other operating income increased $26 or 20.5% mainly from increased collection efforts on a previously written off cash item. During the first quarter, the Company realized a loss of $13 from the sale of $10 million long-term fixed rate municipal securities. The proceeds will be redeployed into loans at higher rates.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2005 and March 31, 2004, respectively:


                                              March 31,       March 31,
Three Months Ended:                             2005            2004
-----------------------------------------------------------------------
Salaries and employee benefits                $  2,293        $  2,299
Expense of premises and fixed assets               675             681
Merchant transaction expenses                    1,080           1,121
Other operating expenses                         1,358           1,214
-----------------------------------------------------------------------
  Total Other Expenses                        $  5,406        $  5,315
=======================================================================

Total other expenses increased $91 or 1.7% to $5,406 for the first quarter of 2005 compared with $5,315 for the same period of 2004. Merchant transaction expense decreased by $41 or 3.7% due to lower transaction volume. Other operating expenses increased $144 or 11.9%, mostly from increased professional fees and general operating expenses.

Applicable income taxes increased $117 or 77.0% due to higher net income with lower tax-free income.


Loan Portfolio


Details regarding the Company's loan portfolio:

                                                March 31,      December 31,
As Of:                                            2005             2004
---------------------------------------------------------------------------
Real estate - construction
  and land development                          $   9,690      $   6,805
Real estate mortgages                             201,062        196,149
Commercial                                         44,117         41,560
Credit card and related plans                       2,831          2,872
Installment                                        26,394         25,679
Obligations of states & political subdivisions      7,265          7,111
---------------------------------------------------------------------------
  Loans, net of unearned income                   291,359        280,176
Less:  Allowance for loan losses                    3,700          3,600
---------------------------------------------------------------------------
  Loans, net                                    $ 287,659      $ 276,576
===========================================================================


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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                March 31,     December 31,     March 31,
As Of:                                            2005            2004           2004
-----------------------------------------------------------------------------------------
Non-accrual loans                               $   1,534      $  1,999        $   1,729
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            268           253              165
  Credit card loans                                     4             5                3
-----------------------------------------------------------------------------------------
  Total non-performing loans                        1,806         2,257            1,897
Other real estate owned                               334           176               85
-----------------------------------------------------------------------------------------
  Total non-performing assets                   $   2,140      $  2,433        $   1,982
=========================================================================================


Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,534 and $1,729 at March 31, 2005 and March 31, 2004, respectively. If interest on those loans had been accrued, such income would have been $208 and $223 for the three months ended March 31, 2005 and March 31, 2004, respectively. Interest income on those loans, which is recorded only when received, amounted to $0 and $2 for March 31, 2005 and March 31, 2004, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2005 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At March 31, 2005 and December 31, 2004, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                                March 31,      March 31,
Three Months Ended:                                2005          2004
-------------------------------------------------------------------------
Balance at beginning of period                  $   3,600      $   3,500
Charge-offs:
       Real estate mortgages                           10              -
       Commercial and all others                        -             11
       Credit card and related plans                    7             10
       Installment loans                                7              -
-------------------------------------------------------------------------
Total charge-offs                                      24             21
-------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                            -              3
       Commercial and all others                        -              -
       Credit card and related plans                    1              -
       Installment loans                                1              -
-------------------------------------------------------------------------
Total recoveries                                        2              3
-------------------------------------------------------------------------
Net charge-offs (recoveries)                           22             18
-------------------------------------------------------------------------
Provision charged to operations                       122             18
-------------------------------------------------------------------------
       Balance at End of Period                 $   3,700      $   3,500
=========================================================================
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.008%         0.007%
=========================================================================

Due to the continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.27% at March 31, 2005 and 1.40% at March 31, 2004.

The allowance for loan losses is allocated as follows:


As Of:                            March 31, 2005     December 31, 2004     March 31, 2004
------------------------------------------------------------------------------------------
                                  Amount       %*    Amount        %*      Amount       %*
------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,100    72%     $ 1,100     72%       $ 1,100    73%
Commercial and all others           2,170    15%       2,070     18%         1,970    13%
Credit card and related plans         180     1%         180      1%           180     1%
Personal installment loans            250    12%         250      9%           250    13%
------------------------------------------------------------------------------------------
  Total                           $ 3,700   100%     $ 3,600    100%       $ 3,500   100%
==========================================================================================


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

The Company offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $181,617 of available borrowing capacity with the FHLB.

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

The Company's total risk-based capital ratio was 19.40% at March 31, 2005. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, enacted in July of 2002, continues to impact the Company. A calculation of public float as of June 30, 2004 determined that the Company was not subject to the accelerated filing deadlines of the Securities and Exchange Commission (SEC) for 2004, which reduced the number of days accelerated filers had to issue the 2004 Annual Report (Form 10-K) to 75 days. Similarly, for accelerated filers, the quarterly reports for 2005 have to be filed within 40 days of the end of each quarter. Although not subject to the accelerated filing dates, the Company intends to file its quarterly reports this year within 40 days of the end of each quarter and have filed our Form 10K within 75 days of year-end.

The Company will calculate its public float again as of June 30, 2005 to determine if it is subject to the accelerated filing rules for the fiscal year 2005. If it is determined that the Company is an accelerated filer for 2005, the 2005 Annual Form 10K will be required to be filed within 75 days of December 31, 2005. In addition, if an accelerated filer, Section 404 of the Act will require that the 2005 Annual Report include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's auditors must also provide an opinion about whether management's assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects. This provision will require management to document each type of transaction that occurs in the Company, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls. Affecting all of this is the control environment within the Company. Management is already spending an enormous amount of time documenting the internal control processes within the Company and has hired outside consultants to coordinate the planning and documentation phases of this project.

The SEC has ruled that all public companies must provide the Section 404 reporting on internal control, as described above, in Annual Reports (Form 10K) for year-end 2006.


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


PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of March 31, 2005, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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


PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

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




PENSECO FINANCIAL SERVICES CORPORATION



By
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    April 29, 2005


By
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    April 29, 2005