Form 10-Q
period 2005-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2005-08-09
CIK 1054508

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

                  For the quarterly period ended June 30, 2005

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 29, 2005 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION



                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                     Balance Sheets:

                        June 30, 2005........................................  3
                        December 31, 2004....................................  3

                     Statements of Income:

                        Three Months Ended June 30, 2005.....................  4
                        Three Months Ended June 30, 2004.....................  4
                        Six Months Ended June 30, 2005.......................  5
                        Six Months Ended June 30, 2004.......................  5

                     Statements of Cash Flows:

                        Six Months Ended June 30, 2005.......................  6
                        Six Months Ended June 30, 2004.......................  6

                     Notes to Financial Statements...........................  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 25

     Item 4. Controls and Procedures......................................... 26


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 26

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 26

     Item 3. Defaults Upon Senior Securities................................. 26

     Item 4. Submission of Matters to a Vote of Security Holders............. 26

     Item 5. Other Information............................................... 26

     Item 6. Exhibits........................................................ 27

     Signatures.............................................................. 27

     Certifications.......................................................... 28

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                            (in thousands of dollars)


                                                               June 30,          December 31,
                                                                 2005               2004
                                                            ---------------    ---------------
ASSETS

Cash and due from banks                                        $  11,315          $   7,763
Interest bearing balances with banks                               9,603                534
Federal funds sold                                                 3,550                 -
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       24,468              8,297
Investment securities:
  Available-for-sale, at fair value                              148,122            167,410
  Held-to-maturity (fair value of $ 91,287
    and $97,791, respectively)                                    88,790             95,268
                                                            ---------------    ---------------
  Total Investment Securities
                                                                 236,912            262,678
Loans, net of unearned income                                    294,476            280,176
  Less: Allowance for loan losses                                  3,722              3,600
                                                            ---------------    ---------------
  Loans, Net                                                     290,754            276,576
Bank premises and equipment                                        8,960              9,233
Other real estate owned                                              100                176
Accrued interest receivable                                        3,229              3,406
Other assets                                                       3,406              3,342
                                                            ---------------    ---------------
  Total Assets                                                 $ 567,829          $ 563,708
                                                            ===============    ===============
LIABILITIES

Deposits:
  Non-interest bearing                                         $  87,062          $  82,938
  Interest bearing                                               307,195            312,363
                                                            ---------------    ---------------
  Total Deposits                                                 394,257            395,301
Other borrowed funds:
  Repurchase agreements                                           27,762             18,398
  Short-term borrowings                                              254                886
  Long-term borrowings                                            80,051             84,620
Accrued interest payable                                             998                886
Other liabilities                                                    996              1,241
                                                            ---------------    ---------------
      Total Liabilities                                          504,318            501,332
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY

Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 52,180             50,832
Accumulated other comprehensive income                               491                704
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      63,511             62,376
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 567,829          $ 563,708
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)


                                                                 Three Months Ended             Three Months Ended
                                                                   June 30, 2005                  June 30, 2004
                                                                 ------------------             ------------------
INTEREST INCOME
Interest and fees on loans                                            $  4,516                       $  3,192
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   1,622                          2,047
  States & political subdivisions                                          643                            957
  Other securities                                                          51                             27
Interest on Federal funds sold                                              63                              6
Interest on balances with banks                                             57                             21
                                                                 ------------------             ------------------
  Total Interest Income                                                  6,952                          6,250
                                                                 ------------------             ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              178                            167
Interest on other deposits                                               1,002                            812
Interest on other borrowed funds                                           884                            908
                                                                 ------------------             ------------------
  Total Interest Expense                                                 2,064                          1,887
                                                                 ------------------             ------------------
  Net Interest Income                                                    4,888                          4,363
Provision for loan losses                                                    -                              3
                                                                 ------------------             ------------------
  Net Interest Income After Provision for Loan Losses                    4,888                          4,360
                                                                 ------------------             ------------------
OTHER INCOME
Trust department income                                                    362                            322
Service charges on deposit accounts                                        237                            268
Merchant transaction income                                              1,056                            970
Other fee income                                                           292                            292
Other operating income                                                     179                            154
Realized (losses) gains on securities, net                                   -                              -
                                                                 ------------------             ------------------
  Total Other Income                                                     2,126                          2,006
                                                                 ------------------             ------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,303                          2,258
Expense of premises and fixed assets                                       593                            600
Merchant transaction expenses                                              868                            816
Other operating expenses                                                 1,333                          1,153
                                                                 ------------------             ------------------
  Total Other Expenses                                                   5,097                          4,827
                                                                 ------------------             ------------------
Income before income taxes                                               1,917                          1,539
Applicable income taxes                                                    397                            176
                                                                 ------------------             ------------------
  Net Income                                                             1,520                          1,363
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                     484                         (2,190)
                                                                 ------------------             ------------------
  Comprehensive Income                                                $  2,004                       $   (827)
                                                                 ==================             ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   0.71                       $   0.64
Cash Dividends Declared Per Common Share                              $   0.33                       $   0.30

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                            (in thousands of dollars)

                                                                  Six Months Ended               Six Months Ended
                                                                    June 30, 2005                 June 30, 2004
                                                                 ------------------             ------------------
INTEREST INCOME
Interest and fees on loans                                            $  8,667                       $  6,348
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   3,332                          4,212
  States & political subdivisions                                        1,337                          1,728
  Other securities                                                          86                             51
Interest on Federal funds sold                                              86                             43
Interest on balances with banks                                             94                             37
                                                                 ------------------             ------------------
  Total Interest Income                                                 13,602                         12,419
                                                                 ------------------             ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              340                            337
Interest on other deposits                                               1,903                          1,663
Interest on other borrowed funds                                         1,774                          1,840
                                                                 ------------------             ------------------
  Total Interest Expense                                                 4,017                          3,840
                                                                 ------------------             ------------------
  Net Interest Income                                                    9,585                          8,579
Provision for loan losses                                                  122                             21
                                                                 ------------------             ------------------
  Net Interest Income After Provision for Loan Losses                    9,463                          8,558
                                                                 ------------------             ------------------
OTHER INCOME
Trust department income                                                    715                            642
Service charges on deposit accounts                                        461                            539
Merchant transaction income                                              2,412                          2,399
Other fee income                                                           565                            559
Other operating income                                                     332                            281
Realized (losses) gains on securities, net                                 (13)                             -
                                                                 ------------------             ------------------
  Total Other Income                                                     4,472                          4,420
                                                                 ------------------             ------------------
OTHER EXPENSES
Salaries and employee benefits                                           4,596                          4,557
Expense of premises and fixed assets                                     1,268                          1,281
Merchant transaction expenses                                            1,948                          1,937
Other operating expenses                                                 2,691                          2,367
                                                                 ------------------             ------------------
  Total Other Expenses                                                  10,503                         10,142
                                                                 ------------------             ------------------
Income before income taxes                                               3,432                          2,836
Applicable income taxes                                                    666                            328
                                                                 ------------------             ------------------
  Net Income                                                             2,766                          2,508
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                    (213)                        (2,912)
                                                                 ------------------             ------------------
  Comprehensive Income                                                $   2,553                      $   (404)
                                                                 ==================             ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   1.29                       $   1.17
Cash Dividends Declared Per Common Share                              $   0.66                       $   0.60

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (in thousands of dollars)

                                                                                       Six Months Ended            Six Months Ended
                                                                                         June 30, 2005               June 30, 2004
                                                                                     --------------------        -------------------
OPERATING ACTIVITIES
Net Income                                                                                $   2,766                   $   2,508
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  374                         424
  Provision for loan losses                                                                     122                          21
  Deferred income tax provision (benefit)                                                         3                          10
  Amortization of securities, (net of accretion)                                                721                         790
  Net realized losses (gains) on securities                                                      13                           -
  (Gain) loss on other real estate                                                               (7)                          -
  Decrease (increase) in interest receivable                                                    177                        (361)
  (Increase) decrease in other assets                                                           (64)                     (1,557)
  Increase (decrease) in income taxes payable                                                    80                          91
  Increase (decrease) in interest payable                                                       112                        (261)
  (Decrease) increase  in other liabilities                                                    (218)                      1,663
                                                                                     --------------------        ------------------
    Net cash provided by operating activities                                                 4,079                       3,328
                                                                                     --------------------        -------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                      (11,289)                    (49,543)
  Proceeds from sales and maturities of investment securities available-for-sale             20,911                      18,155
  Purchase of investment securities to be held-to-maturity                                        -                           -
  Proceeds from repayments of investment securities available-for-sale                        8,873                       7,817
  Proceeds from repayments of investment securities held-to-maturity                          6,214                      11,050
  Net loans (originated) repaid                                                             (14,479)                    (11,600)
  Proceeds from other real estate                                                               262                         121
  Investment in premises and equipment                                                         (101)                        (59)
                                                                                     --------------------        -------------------
    Net cash provided (used) by investing activities                                         10,391                     (24,059)
                                                                                     --------------------        -------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                        175                       4,569
  Net (payments) proceeds on time deposits                                                   (1,219)                     (5,699)
  Increase (decrease) in federal funds purchased                                                  -                           -
  Increase (decrease) in repurchase agreements                                                9,364                        (558)
  Net (decrease) increase in short-term borrowings                                             (632)                      3,016
  Repayments of long-term borrowings                                                         (4,569)                     (4,412)
  Cash dividends paid                                                                        (1,418)                     (1,289)
                                                                                     --------------------        -------------------
    Net cash provided (used) by financing activities                                          1,701                      (4,373)
                                                                                     --------------------        -------------------
    Net increase (decrease) in cash and cash equivalents                                     16,171                     (25,104)

Cash and cash equivalents at January 1                                                        8,297                      38,355
                                                                                     --------------------        -------------------
Cash and cash equivalents at June 30                                                      $  24,468                   $  13,251
                                                                                     ====================        ===================

The Company paid interest and income taxes of $3,905 and $575 and $4,101 and $226, for the six month periods ended June 30, 2005 and 2004, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2005
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2004, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2005 and June 30, 2004 and for the six months ended June 30, 2005 and June 30, 2004, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2004, incorporated herein by reference.

FORWARD LOOKING INFORMATION

This Form 10-Q contains forward-looking informational statements, in addition to the historical financial information required by the Securities and Exchange Commission. There are certain risks and uncertainties associated with these forward-looking statements which could cause actual results to differ materially from those stated herein. Such differences are discussed in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements reflect management's analysis as of this point in time. Readers should review the other documents the Company periodically files with the Securities and Exchange Commission in order to keep apprised of any material changes.

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

The amortized cost and fair value of investment securities at June 30, 2005 and December 31, 2004 are as follows:



                               Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
June 30, 2005                      Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $       -   $       -       $     -    $       -
U.S. Agency securities             65,429          38           396       65,071
Mortgage-backed securities         54,794          94           172       54,716
States & political subdivisions    20,693         827             -       21,520
--------------------------------------------------------------------------------
  Total Debt Securities           140,916         959           568      141,307
Equity securities                   6,460         370            15        6,815
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 147,376   $   1,329       $   583    $ 148,122
--------------------------------------------------------------------------------

                               Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
December 31, 2004                  Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $   5,000   $      77       $     -    $   5,077
U.S. Agency securities             70,777         510           541       70,746
Mortgage-backed securities         53,782          36            36       53,782
States & political subdivisions    30,910         686            56       31,540
--------------------------------------------------------------------------------
  Total Debt Securities           160,469       1,309           633      161,145
Equity securities                   5,873         392             -        6,265
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 166,342   $   1,701       $   633    $ 167,410
--------------------------------------------------------------------------------


                                            Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
June 30, 2005                      Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  59,540   $       8       $   348    $  59,200
States & political subdivisions    29,250       2,837             -       32,087
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  88,790   $   2,845       $   348    $  91,287
--------------------------------------------------------------------------------

                                            Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
December 31, 2004                  Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  66,019   $      10       $   357    $  65,672
States & political subdivisions    29,249       2,870             -       32,119
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  95,268   $   2,880       $   357    $  97,791
--------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at June 30, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2005                           Available-for-Sale         Held-to-Maturity
-----------------------------------------------------------------------------------------
                                          Amortized     Fair        Amortized     Fair
                                             Cost       Value          Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $       -   $       -     $       -   $       -
  U.S. Agency securities                     55,332      55,048             -           -
After one year through five years:
  U.S. Agency securities                     10,097      10,023             -           -
After ten years:
  States & political subdivisions            20,693      21,520        29,250      32,087
-----------------------------------------------------------------------------------------
  Subtotal                                   86,122      86,591        29,250      32,087
Mortgage-backed securities                   54,794      54,716        59,540      59,200
-----------------------------------------------------------------------------------------
  Total Debt Securities                   $ 140,916   $ 141,307     $  88,790   $  91,287
-----------------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2004 are as follows:


                              Less than twelve months        Twelve months or more                Totals
                            --------------------------    --------------------------    --------------------------
                              Fair          Unrealized      Fair          Unrealized       Fair         Unrealized
June 30, 2005                 Value           Losses        Value           Losses         Value          Losses
------------------------------------------------------    --------------------------    --------------------------
U.S. Agency securities      $  35,112        $     235    $ 19,919         $   161       $  55,031       $   396
Mortgage-backed securities     34,893              136      68,457             384         103,350           520
Equities                          790               15           -               -             790            15
                            --------------------------    --------------------------    --------------------------
  Total                     $  70,795        $     386    $ 88,376         $   545       $ 159,171       $   931
                            ==========================    ==========================    ==========================


                              Less than twelve months        Twelve months or more                Totals
                            --------------------------    --------------------------    --------------------------
                              Fair          Unrealized      Fair          Unrealized       Fair         Unrealized
December 31, 2004             Value           Losses        Value           Losses         Value          Losses
------------------------------------------------------    --------------------------    --------------------------
U.S. Agency securities      $  35,064        $     541    $      -         $     -       $  35,064       $   541
Mortgage-backed securities     93,527              393           -               -          93,527           393
States & political
   subdivisions                 3,257               24       4,889              32           8,146            56
                            --------------------------    --------------------------    --------------------------
   Total                    $ 131,848        $     958    $  4,889         $    32       $ 136,737       $   990
                            ==========================    ==========================    ==========================

The above table at June 30, 2005, includes sixteen (16) securities that have unrealized losses for less than twelve months and six (6) securities that has been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

Marketable Equity Securities

The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

NOTE 5 -- Loan Portfolio

Details regarding the Company's loan portfolio:


                                                   June 30,         December 31,
As Of:                                               2005              2004
--------------------------------------------------------------------------------
Real estate - construction and land development    $   9,114        $    6,805
Real estate mortgages                                205,026           196,149
Commercial                                            43,131            41,560
Credit card and related plans                          2,945             2,872
Installment                                           26,054            25,679
Obligations of states & political subdivisions         8,206             7,111
--------------------------------------------------------------------------------
  Loans, net of unearned income                      294,476           280,176
Less:  Allowance for loan losses                       3,722             3,600
--------------------------------------------------------------------------------
  Loans, net                                       $ 290,754        $  276,576
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

   The loans are secured by a general collateral pledge of the Company.

   A summary of the long-term debt at June 30, 2005 is as follows:

Note payable, due in monthly installments of $161, including
     principal and interest at a fixed rate of 2.73%, maturing March, 2008.    $  5,102

Note payable, due in monthly installments of $253, including
     principal and interest at a fixed rate of 3.22%, maturing March, 2010.      13,353

Note payable, due in monthly installments of $430, including
     principal and interest at a fixed rate of 3.74%, maturing March, 2013.      34,674

Note payable, due in monthly installments of $186, including
     principal and interest at a fixed rate of 4.69%, maturing March, 2023.      26,922
                                                                               --------
     Total long-term debt                                                      $ 80,051
                                                                               ========

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.


Aggregate maturities of long-term debt at June 30, 2005 are as follows:

     June 30,         Principal
    ---------         ---------
         2006         $   9,382
         2007             9,716
         2008             9,579
         2009             8,455
         2010             8,011
   Thereafter            34,908
                      ---------
                      $  80,051
                      =========

NOTE 8 -- Employee Benefit Plans

The components of the net periodic benefit costs are as follows:

                                      Pension Benefits       Other Benefits
                                     ------------------     -----------------
Six months ended June 30,              2005      2004         2005      2004
-----------------------------------------------------------------------------
Service cost                         $  208    $  195       $    2    $    1
Interest cost                           336       329            4         4
Expected return on plan assets         (378)     (350)           -         -
Amortization of prior service cost        -         -            2         2
Amortization of net (gain) loss          54        64            -         -
-----------------------------------------------------------------------------
  Net periodic pension cost          $  220    $  238       $    8    $    7
-----------------------------------------------------------------------------

Contributions
-------------
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $375 to its pension plan and $13 to its postretirement plan in 2005. As of July 15, 2005, $188 has been contributed to the pension plan. The pension and postretirement contribution estimates have not changed since December 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2005, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                   Actual                                   Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of June 30, 2005            Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 66,360  19.33%    > $ 27,470  > 8.0%      > $ 34,337  > 10.0%
                                                  -           -           -           -

Tier 1 Capital
(to Risk Weighted Assets)     $ 62,638  18.24%    > $ 13,735  > 4.0%      > $ 20,602  >  6.0%
                                                  -           -           -           -

Tier 1 Capital
(to Average Assets)           $ 62,638  11.04%    > $      *  >   *       > $ 28,372  >  5.0%
                                                  -           -           -           -

*3.0% ($17,023), 4.0% ($22,698) or 5.0% ($28,372) depending on the bank's CAMELS
Rating and other regulatory risk factors.

                   Actual                                   Regulatory Requirements
----------------------------------------------    --------------------------------------------
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

 PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended June 30, 2005 and June 30, 2004 and for the six months ended June 30, 2005 and June 30, 2004. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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

Executive Summary

Penseco Financial Services Corporation reported an increase in net income for the three months ended June 30, 2005 of $157 or 11.5% to $1,520 or $.71 per share compared with $1,363 or $.64 per share from the year ago period. Net interest income after provision for loan losses increased $528 or 12.1%, to $4,888 for the three months ended June 30, 2005 compared to $4,360, for the same quarter of 2004. Largely, the increase resulted from higher interest on loans ($4,516 compared with $3,192 last year, a gain of 41.5%) due to increases in interest rates as well as an increase in net loans of $42.3 million or 17.1%. Interest on investments declined by $715 or 23.6%.

Other income increased 6.0% or $120 to $2,126 for the three months ended June 30, 2005 compared with $2,006 for the similar period of 2004. Trust income increased $40 or 12.4% from new business and market value increases. Merchant transaction income increased $86 or 8.9% due to increased transaction volume. Other operating income increased $25 or 16.2% due to gains on the sale of foreclosed properties. Offsetting these increases was a reduction of service charge income on deposit accounts of $31 or 11.6%. Other expenses increased $270 or 5.6% mainly due to higher other operating expenses of $180 or 15.6% due mostly to increased professional fees. Applicable income taxes increased $221 due to higher income along with lower tax-free income.

For the six months ended June 30, 2005, net income increased $258 or 10.3% to $2,766 or $1.29 per share compared with the year ago period of $2,508 or $1.17 per share. Net interest income after provision for loan losses increased $905 or 10.6% to $9,463 for the first half of 2005 from $8,558 for the same period of 2004 even though the loan loss provision for the first six months of 2005 was $101 more than for the same period of 2004. Largely, the increase came from higher interest on loans of $2,319 or 36.5%, as net loans increased $42.3 million along with the effect of interest rate increases. Interest on investments declined by $1,236 or 20.6%. Other income was relatively unchanged. Total other expenses increased $361 or 3.6% mainly due to higher fees for professional services. Applicable income taxes increased $338 due to higher income along with lower tax-free income.

Net Interest Income and Net Interest Margin

Net interest income, the largest contributor to the Company's earnings, is defined as the difference between interest income on assets and the cost of funds supporting those assets. Average earning assets are composed primarily of loans and investments while deposits, short-term and long-term borrowings represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income after provision for loan losses increased $528 or 12.1% to $4,888 for the three months ended June 30, 2005 compared to $4,360 for the three months ended June 30, 2004. The average yield on earning assets increased 66 basis points, largely due to the growth in our loan portfolio, of $44.2 million from the comparable period of 2004.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended June 30, 2005, net interest margin was 3.59% increasing 49 basis points from 3.10% in the same period of 2004.

Total average earning assets and average interest bearing funds decreased in the three months ended June 30, 2005 as compared to 2004. Average earning assets decreased $18.5 million or 3.3%, from $562.4 million in 2004 to $543.9 million in 2005 and average interest bearing funds decreased $22.9 million, or 5.2%, from $438.0 million to $415.1 million for the same period, mainly due to lower time-deposit savings. As a percentage of average assets, earning assets increased to 96.5% for the three months ended June 30, 2005 from 96.4% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended June 30, 2005 and 2004. Average loans as a percentage of average earning assets increased from 44.3% in 2004 to 54.0% in 2005, due in part to the increase of new and refinanced mortgages as well as commercial loans; average investments decreased $69.2 million from 53.6% to 42.7%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $6.5 million to $18.2 from $11.7 and also increased as a percentage of average earning assets from 2.1% in 2004 to 3.3% in 2005. Average time deposits decreased $13.3 million or 10.7% from 28.4% of interest bearing liabilities in 2004 to 26.8% in 2005. Average short-term borrowings, long-term borrowings and repurchase agreements decreased $5.0.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 12 basis points from 4.68% in the three months ended June 30, 2004 to 4.56% for 2005. Also, average loan yields increased 103 basis points, from 5.12% in the three months ended June 30, 2004 to 6.15% in 2005.

The average time deposit costs increased 57 basis points from 2.23% in 2004 to 2.80% in 2005, along with money market accounts increasing 66 basis points from ..71% in 2004 to 1.37% in 2005.

The most significant change in net interest income has been the growth in our average loan portfolio of $44.2 million mostly in commercial and real estate loans which will have a significant positive impact on our net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2005 and June 30, 2004.


----------------------------------------------------------------------------------------------------------
                                                   June 30, 2005                     June 30, 2004
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   2,320   $    43     7.41%     $   5,300   $    85     6.42%
    U.S. Agency obligations                  113,078       892     3.16%       135,368     1,105     3.27%
    States & political subdivisions           20,997       237     6.84%        48,843       571     7.09%
    Federal Home Loan Bank stock               4,966        48     3.87%         5,831        25     1.72%
    Other                                        633         3     1.90%           527         2     1.52%
  Held-to-maturity:
    U.S. Agency obligations                   60,992       687     4.51%        76,275       858     4.50%
    States & political subdivisions           29,250       406     8.41%        29,249       385     7.98%
Loans, net of unearned income:
  Real estate mortgages                      212,429     3,199     6.02%       180,327     2,328     5.16%
  Commercial                                  44,055       673     6.11%        34,986       420     4.80%
  Consumer and other                          37,021       644     6.96%        33,999       444     5.22%
Federal funds sold                             9,365        63     2.69%         2,333         6     1.03%
Interest on balances with banks                8,798        57     2.59%         9,367        21     0.90%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income   543,904   $ 6,952     5.11%       562,405   $ 6,250     4.45%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,847                             8,661
Bank premises and equipment                    9,052                             9,682
Accrued interest receivable                    2,957                             3,208
Other assets                                   2,879                             3,069
Less:  Allowance for loan losses               3,733                             3,500
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 563,906                         $ 583,525
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  33,664   $    46     0.55%     $  31,262   $    26     0.33%
  Savings                                     80,661        70     0.35%        82,317       102     0.50%
  Money markets                               83,440       285     1.37%        88,902       158     0.71%
  Time - Over $100                            24,847       178     2.87%        29,419       167     2.27%
  Time - Other                                86,364       601     2.78%        95,076       526     2.21%
Federal funds purchased                            -         -        -              -         -        -
Repurchase agreements                         24,831        89     1.43%        20,437        37     0.72%
Short-term borrowings                            230         2     3.48%           553         1     0.72%
Long-term borrowings                          81,053       793     3.91%        90,078       870     3.86%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     415,090   $ 2,064     1.99%       438,044   $ 1,887     1.72%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 85,344                            80,933
All other liabilities                            843                             2,340
Stockholders' equity                          62,629                            62,208
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 563,906                         $ 583,525
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.12%                             2.73%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 4,888                           $ 4,363
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.59%                             3.10%
  Return on average assets                                         1.08%                             0.93%
  Return on average equity                                         9.71%                             8.76%
  Average equity to average assets                                11.11%                            10.66%
  Dividend payout ratio                                           46.48%                            46.88%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $905 or 10.6% to $9,463 for the first half of 2005 compared to $8,558 for the first half of 2004. The average yield on earning assets increased 56 basis points, largely due to the growth in our average loan portfolio of $42.7 million from the similar period of 2004.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 2005, net interest margin was 3.50% increasing 46 basis points from 3.04% in the same period of 2004.

Total average earning assets and average interest bearing funds decreased in the first half of 2005 as compared to 2004. Average earning assets decreased $15.9 million or 2.8%, from $563.7 million in 2004 to $547.8 million in 2005 and average interest bearing funds decreased $20.8 million, or 4.7%, from $439.6 million to $418.8 million for the same period. As a percentage of average assets, earning assets increased to 96.5% for the first half of 2005 from 96.4% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of 2005 and 2004. Average loans as a percentage of average earning assets increased from 43.8% in 2004 to 52.9% in 2004, due in part to the increase of new and refinanced mortgages as well as commercial loans. Average investments decreased $55.6 million from 53.0% to 44.4%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $3.1 million to $14.7 from $17.8 and also decreased as a percentage of average earning assets from 3.2% in 2004 to 2.7% in 2005. Average time deposits decreased $14.7 million or 11.7% from 28.6% of interest bearing liabilities in 2004 to 26.5% in 2005. Average short-term borrowings, long-term borrowings and repurchase agreements decreased $5.2, however remained the same as a percentage of funding sources.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 13 basis points from 4.61% for the first half of 2004 to 4.48% for 2005. Also, average loan yields increased 84 basis points, from 5.14% for the first half of 2004 to 5.98% in 2005.

The average time deposit costs increased 40 basis points from 2.28% in 2004 to 2.68% in 2005, along with money market accounts increasing 52 basis points from ..71% in 2004 to 1.23% in 2005.

The most significant change in net interest income has been the growth of our loan portfolio due to the refinancing of fixed-rate real estate loans and commercial loans which will have a significant positive impact on the net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2005 and June 30, 2004.


----------------------------------------------------------------------------------------------------------
                                                   June 30, 2005                     June 30, 2004
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   3,698   $   127     6.87%     $   7,262   $   200     5.51%
    U.S. Agency obligations                  115,780     1,809     3.12%       135,566     2,228     3.29%
    States & political subdivisions           26,213       534     6.17%        41,160       932     6.86%
    Federal Home Loan Bank stock               5,066        79     3.12%         5,624        43     1.53%
    Other                                        647         7     2.16%           522         8     3.07%
  Held-to-maturity:
    U.S. Agency obligations                   62,591     1,396     4.46%        79,344     1,785     4.50%
    States & political subdivisions           29,250       803     8.32%        29,318       795     8.22%
Loans, net of unearned income:
    Real estate mortgages                    209,679     6,220     5.93%       178,710     4,657     5.21%
    Commercial                                43,477     1,288     5.92%        34,016       809     4.76%
    Consumer and other                        36,687     1,159     6.32%        34,408       882     5.13%
Federal funds sold                             6,687        86     2.57%         8,982        43     0.96%
Interest on balances with banks                8,031        94     2.34%         8,792        37     0.84%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income $ 547,806    13,602     4.97%     $ 563,704    12,419     4.41%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,369                             8,455
Bank premises and equipment                    9,116                             9,774
Accrued interest receivable                    2,895                             3,062
Other assets                                   2,923                             3,093
Less:  Allowance for loan losses               3,664                             3,498
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 567,445                         $ 584,590
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  32,442   $    79     0.49%     $  30,726   $    51     0.33%
  Savings                                     80,380       138     0.34%        81,394       201     0.49%
  Money markets                               87,449       538     1.23%        88,923       315     0.71%
  Time - Over $100                            24,494       340     2.78%        29,462       337     2.29%
  Time - Other                                86,367     1,148     2.66%        96,168     1,096     2.28%
Federal funds purchased                            -         -        -              -         -        -
Repurchase agreements                         25,119       164     1.31%        21,278        78     0.73%
Short-term borrowings                            356         6     3.37%           451         2     0.89%
Long-term borrowings                          82,224     1,604     3.90%        91,182     1,760     3.86%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     418,831   $ 4,017     1.92%       439,584   $ 3,840     1.75%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 84,738                            81,163
All other liabilities                          1,158                             2,196
Stockholders' equity                          62,718                            61,647
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 567,445                         $ 584,590
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.05%                             2.66%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 9,585                           $ 8,579
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.50%                             3.04%
  Return on average assets                                         0.97%                             0.86%
  Return on average equity                                         8.82%                             8.14%
  Average equity to average assets                                11.05%                            10.55%
  Dividend payout ratio                                           51.16%                            51.28%
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

For the three months ended June 30, 2005, the provision for loan losses decreased to $0 from $3 in the three months ended June 30, 2004. Loans charged off totaled $26 and recoveries were $48 for the three months ended June 30, 2005. In the same period of 2004, loans charged off were $7 and recoveries were $4. In the first half of 2005, the provision for loan losses was $122, an increase from $21 in the first six months of 2004. Loans charged-off totaled $50 and recoveries of $50 for the six months ended June 30, 2005. In the same period of 2004 loans charged off were $28, offset by recoveries of $7. At June 30, 2005 the allowance for loan losses was set at $3,722 or 1.26% of loans based upon the bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2005 and June 30, 2004, respectively:

                                               June 30,        June 30,
Three Months Ended:                              2005            2004
-----------------------------------------------------------------------
Trust department income                        $    362        $    322
Service charges on deposit accounts                 237             268
Merchant transaction income                       1,056             970
Other fee income                                    292             292
Other operating income                              179             154
Realized (losses) gains on securities, net            -               -
-----------------------------------------------------------------------
  Total Other Income                           $  2,126        $  2,006
-----------------------------------------------------------------------

Other income increased 6.0% or $120 to $2,126 for the three months ended June 30, 2005 compared with $2,006 for the similar period of 2004. Trust income increased $40 or 12.4% from new business and market value increases. Service charges on deposit accounts decreased $31 or 11.6%. Merchant transaction income increased $86 or 8.9% due to increased transaction volume. Other operating income increased $25 or 16.2% due to gains on the sale of foreclosed properties.


The following table sets forth information by category of other income for the Company for six months ended June 30, 2005 and June 30, 2004, respectively:

                                               June 30,        June 30,
Six Months Ended:                                2005            2004
-----------------------------------------------------------------------
Trust department income                        $    715        $    642
Service charges on deposit accounts                 461             539
Merchant transaction income                       2,412           2,399
Other fee income                                    565             559
Other operating income                              332             281
Realized gains (losses) on securities, net          (13)              -
-----------------------------------------------------------------------
  Total Other Income                           $  4,472        $  4,420
-----------------------------------------------------------------------

Other income increased $52 or 1.2% to $4,472 during the first half of 2005 from $4,420 for the same period of 2004. Trust income increased $73 or 11.4% from new business and market value increases. Service charges on deposit accounts decreased $78 or 14.5%. Other operating income increased $51 or 18.1% mainly from increased collection efforts on a previously written off cash item and gains on the sale of foreclosed properties.


Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended June 30, 2005 and June 30, 2004, respectively:

                                               June 30,        June 30,
Three Months Ended:                              2005            2004
-----------------------------------------------------------------------
Salaries and employee benefits                 $  2,303        $  2,258
Expense of premises and fixed assets                593             600
Merchant transaction expenses                       868             816
Other operating expenses                          1,333           1,153
-----------------------------------------------------------------------
  Total Other Expenses                         $  5,097        $  4,827
-----------------------------------------------------------------------

Total other expenses increased $270 or 5.6% to $5,097 for the first half of 2005 compared with $4,827 for the same period of 2004. Merchant transaction expense increased by $52 or 6.4% due to higher transaction volume. Other operating expenses increased $180 or 15.6%, mostly from increased professional fees to comply with the Sarbanes-Oxley Act and general operating expenses.

Applicable income taxes increased $221 due to higher net income with lower tax-free income.

The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2005 and June 30, 2004, respectively:

                                               June 30,        June 30,
Six Months Ended:                                2005            2004
-----------------------------------------------------------------------
Salaries and employee benefits                 $  4,596        $  4,557
Expense of premises and fixed assets              1,268           1,281
Merchant transaction expenses                     1,948           1,937
Other operating expenses                          2,691           2,367
-----------------------------------------------------------------------
  Total Other Expenses                         $ 10,503        $ 10,142
-----------------------------------------------------------------------

Total other expenses increased $361 or 3.6% to $10,503 during the first half of 2005 compared with $10,142 for the same period of 2004. Other operating expenses increased $324 or 13.7% mostly from increased professional fees to comply with the Sarbanes-Oxley Act and general operating expenses.

Applicable income taxes increased $338 due to higher income along with lower tax-free income.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                                   June 30,         December 31,
As Of:                                               2005              2004
--------------------------------------------------------------------------------
Real estate - construction and land development    $   9,114        $    6,805
Real estate mortgages                                205,026           196,149
Commercial                                            43,131            41,560
Credit card and related plans                          2,945             2,872
Installment                                           26,054            25,679
Obligations of states & political subdivisions         8,206             7,111
--------------------------------------------------------------------------------
  Loans, net of unearned income                      294,476           280,176
Less:  Allowance for loan losses                       3,722             3,600
--------------------------------------------------------------------------------
  Loans, net                                       $ 290,754        $  276,576
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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                 June 30,    December 31,       June 30,
As Of:                                            2005            2004           2004
----------------------------------------------------------------------------------------
Non-accrual loans                               $   1,377      $  1,999        $   1,918
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            246           253              193
  Credit card loans                                     2             5                5
----------------------------------------------------------------------------------------
  Total non-performing loans                        1,625         2,257            2,116
Other real estate owned                               100           176                -
----------------------------------------------------------------------------------------
  Total non-performing assets                   $   1,725      $  2,433        $   2,116
----------------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,377 and $1,918 at June 30, 2005 and June 30, 2004, respectively. If interest on those loans had been accrued, such income would have been $220 and $245 for the six months ended June 30, 2005 and June 30, 2004, respectively. Interest income on those loans, which is recorded only when received, amounted to $2 and $9 for June 30, 2005 and June 30, 2004, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2005 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At June 30, 2005 and December 31, 2004, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                                 June 30,       June 30,
Three Months Ended:                                2005           2004
-------------------------------------------------------------------------
Balance at beginning of period                  $   3,700      $   3,500
Charge-offs:
       Real estate mortgages                            -              1
       Commercial and all others                        -              3
       Credit card and related plans                   26              3
       Installment loans                                -              -
-------------------------------------------------------------------------
Total charge-offs                                      26              7
-------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                           47              -
       Commercial and all others                        -              -
       Credit card and related plans                    1              2
       Installment loans                                -              2
-------------------------------------------------------------------------
Total recoveries                                       48              4
-------------------------------------------------------------------------
Net (recoveries) charge-offs                          (22)             3
-------------------------------------------------------------------------
Provision charged to operations                         -              3
-------------------------------------------------------------------------
       Balance at End of Period                 $   3,722      $   3,500
-------------------------------------------------------------------------
Ratio of net (recoveries) charge-offs
to average loans outstanding                       (0.001%)        0.001%
-------------------------------------------------------------------------


                                                 June 30,       June 30,
Six Months Ended:                                  2005           2004
-------------------------------------------------------------------------
Balance at beginning of period                  $   3,600      $   3,500
Charge-offs:
       Real estate mortgages                           10              -
       Commercial and all others                        -             12
       Credit card and related plans                   33             13
       Installment loans                                7              3
-------------------------------------------------------------------------
Total charge-offs                                      50             28
-------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                           47              3
       Commercial and all others                        -              -
       Credit card and related plans                    2              2
       Installment loans                                1              2
-------------------------------------------------------------------------
Total recoveries                                       50              7
-------------------------------------------------------------------------
Net charge-offs (recoveries)                            -             21
-------------------------------------------------------------------------
Provision charged to operations                       122             21
-------------------------------------------------------------------------
       Balance at End of Period                 $   3,722      $   3,500
-------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                        0.000%         0.009%
-------------------------------------------------------------------------

Due to continuing economic uncertainties, management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.26% at June 30, 2005 and 1.39% at June 30, 2004.

The allowance for loan losses is allocated as follows:

As Of:                            June 30, 2005     December 31, 2004      June 30, 2004
------------------------------------------------------------------------------------------
                                  Amount       %*    Amount        %*      Amount       %*
------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,100    73%     $ 1,100     72%       $ 1,100    73%
Commercial and all others           2,192    15%       2,070     18%         1,975    16%
Credit card and related plans         180     1%         180      1%           175     1%
Personal installment loans            250    11%         250      9%           250    10%
------------------------------------------------------------------------------------------
    Total                         $ 3,722   100%     $ 3,600    100%       $ 3,500   100%
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

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's bond portfolio, additional deposits, earnings, overnight loans to and from other companies (Federal funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank. The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.

The Company offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $177,327 of available borrowing capacity with the FHLB.

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

The Company's total risk-based capital ratio was 19.33% at June 30, 2005. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, enacted in July of 2002, continues to impact the Company. A calculation of public float as of June 30, 2004 determined that the Company was not subject to the accelerated filing deadlines of the Securities and Exchange Commission (SEC) for 2004.

The Company has calculated its public float again as of June 30, 2005 and determined that it is subject to the accelerated filing rules for the fiscal year 2005. The 2005 Annual Report on Form 10-K will be required to be filed within 60 days of December 31, 2005. In addition, as an accelerated filer,
Section 404 of the Act will require that the 2005 Annual Report include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's auditors must also provide an opinion about whether management's assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects. This has caused management to document each type of transaction that occurs in the Company, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls. Affecting all of this is the control environment within the Company. Management has spent an enormous amount of time documenting the internal control processes within the Company utilizing outside consultants to coordinate the planning and documentation phases of this project.

Although not subject to the accelerated filing dates until December 31, 2005, the Company intends to file its quarterly reports this year within 40 days of the end of each quarter and filed its 2004 Form 10K within 75 days of year-end.


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

PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of June 30, 2005, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     The  Annual  Meeting  of   Shareholders  of  Penseco   Financial   Services
     Corporation was held on May 3, 2005.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2009, were elected:

                            number of votes        number of votes         number of
                           cast for director    cast against director    votes not cast
                           -----------------    ---------------------    --------------
    Richard E. Grimm           1,936,383              65,890                 145,727
    James B. Nicholas          1,965,317              36,956                 145,727
    Sandra C. Phillips         1,986,115              16,158                 145,727

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




PENSECO FINANCIAL SERVICES CORPORATION



By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    August 3, 2005



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    August 3, 2005