Form 10-Q
period 2005-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2005-11-09
CIK 1054508

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

                For the quarterly period ended September 30, 2005

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 28, 2005 was 2,148,000.


================================================================================

         PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1. Financial Statements - Consolidated

                     Balance Sheets:

                        September 30, 2005.....................................3
                        December 31, 2004......................................3

                     Statements of Income:

                        Three Months Ended September 30, 2005..................4
                        Three Months Ended September 30, 2004..................4
                        Nine Months Ended September 30, 2005...................5
                        Nine Months Ended September 30, 2004...................5

                     Statements of Cash Flows:

                        Nine Months Ended September 30, 2005...................6
                        Nine Months Ended September 30, 2004...................6

                     Notes to Financial Statements.............................7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......25

     Item 4. Controls and Procedures..........................................26


Part II -- OTHER INFORMATION

     Item 1. Legal Proceedings................................................26

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......26

     Item 3. Defaults Upon Senior Securities..................................26

     Item 4. Submission of Matters to a Vote of Security Holders..............26

     Item 5. Other Information................................................26

     Item 6. Exhibits.........................................................26

     Signatures...............................................................27

     Certifications...........................................................38

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                             September 30,       December 31,
                                                                 2005                2004
                                                            ---------------    ---------------
ASSETS
Cash and due from banks                                        $  11,566          $   7,763
Interest bearing balances with banks                              10,156                534
Federal funds sold                                                     -                  -
                                                            ---------------    ---------------
     Cash and Cash Equivalents                                    21,722              8,297
Investment securities:
     Available-for-sale, at fair value                           142,822            167,410
     Held-to-maturity (fair value of $86,371
       and $97,791, respectively)                                 84,957             95,268
                                                            ---------------    ---------------
     Total Investment Securities                                 227,779            262,678
Loans, net of unearned income                                    306,645            280,176
     Less: Allowance for loan losses                               3,704              3,600
                                                            ---------------    ---------------
     Loans, Net                                                  302,941            276,576
Bank premises and equipment                                        9,200              9,233
Other real estate owned                                              122                176
Accrued interest receivable                                        3,132              3,406
Other assets                                                       3,245              3,342
                                                            ---------------    ---------------
     Total Assets                                              $ 568,141          $ 563,708
                                                            ===============    ===============
LIABILITIES
Deposits:
     Non-interest bearing                                      $  91,488          $  82,938
     Interest bearing                                            305,459            312,363
                                                            ---------------    ---------------
     Total Deposits                                              396,947            395,301
Other borrowed funds:
     Repurchase agreements                                        25,937             18,398
     Short-term borrowings                                           926                886
     Long-term borrowings                                         77,736             84,620
Accrued interest payable                                           1,098                886
Other liabilities                                                  1,108              1,241
                                                            ---------------    ---------------
     Total Liabilities                                           503,752            501,332
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
     authorized, 2,148,000 shares issued and outstanding)             21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 53,168             50,832
Accumulated other comprehensive income                               381                704
                                                            ---------------    ---------------
     Total Stockholders' Equity                                   64,389             62,376
                                                            ---------------    ---------------
Total Liabilities and Stockholders' Equity                     $ 568,141          $ 563,708
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended       Three Months Ended
                                                                 September 30, 2005       September 30, 2004
                                                                 ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                                             $ 4,781                  $ 3,468
Interest and dividends on investments:
     U.S. Treasury securities and U.S. Agency obligations                1,538                    1,976
     States & political subdivisions                                       641                      947
     Other securities                                                       43                       21
Interest on Federal funds sold                                              84                       14
Interest on balances with banks                                             62                       16
                                                                 ------------------       ------------------
     Total Interest Income                                               7,149                    6,442
                                                                 ------------------       -----------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              215                      164
Interest on other deposits                                               1,083                      790
Interest on other borrowed funds                                           891                      897
                                                                 ------------------       ------------------
     Total Interest Expense                                              2,189                    1,851
                                                                 ------------------       ------------------
     Net Interest Income                                                 4,960                    4,591
Provision for loan losses                                                    -                      114
                                                                 ------------------       ------------------
     Net Interest Income After Provision for Loan Losses                 4,960                    4,477
                                                                 ------------------       ------------------
OTHER INCOME
Trust department income                                                    399                      372
Service charges on deposit accounts                                        239                      271
Merchant transaction income                                              1,436                    1,698
Other fee income                                                           332                      289
Other operating income                                                     158                      200
Realized (losses) gains on securities, net                                   -                        -
                                                                 ------------------       ------------------
     Total Other Income                                                  2,564                    2,830
                                                                 ------------------       ------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,215                    2,235
Expense of premises and fixed assets                                       584                      556
Merchant transaction expenses                                            1,136                    1,344
Other operating expenses                                                 1,411                    1,251
                                                                 ------------------       ------------------
     Total Other Expenses                                                5,346                    5,386
                                                                 ------------------       ------------------
Income before income taxes                                               2,178                    1,921
Applicable income taxes                                                    481                      306
                                                                 ------------------       ------------------
     Net Income                                                          1,697                    1,615
Other comprehensive income, net of taxes:
     Unrealized securities (losses) gains                                 (110)                   1,915
                                                                 ------------------       ------------------
     Comprehensive Income                                              $ 1,587                  $ 3,530
                                                                 ==================       ==================
Earnings per Common Share
     (Based on 2,148,000 shares outstanding)                           $  0.79                  $  0.75
Cash Dividends Declared Per Common Share                               $  0.33                  $  0.30

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                  Nine Months Ended              Nine Months Ended
                                                                 September 30, 2005             September 30, 2004
                                                                 ------------------             ------------------
INTEREST INCOME
Interest and fees on loans                                            $ 13,448                       $  9,816
Interest and dividends on investments:
     U.S. Treasury securities and U.S. Agency obligations                4,870                          6,188
     States & political subdivisions                                     1,978                          2,675
     Other securities                                                      129                             72
Interest on Federal funds sold                                             170                             57
Interest on balances with banks                                            156                             53
                                                                 ------------------             ------------------
     Total Interest Income                                              20,751                         18,861
                                                                 ------------------             ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              555                            501
Interest on other deposits                                               2,986                          2,453
Interest on other borrowed funds                                         2,665                          2,737
                                                                 ------------------             ------------------
     Total Interest Expense                                              6,206                          5,691
                                                                 ------------------             ------------------
     Net Interest Income                                                14,545                         13,170
Provision for loan losses                                                  122                            135
                                                                 ------------------             ------------------
     Net Interest Income After Provision for Loan Losses                14,423                         13,035
                                                                 ------------------             ------------------
OTHER INCOME
Trust department income                                                  1,114                          1,014
Service charges on deposit accounts                                        700                            810
Merchant transaction income                                              3,848                          4,097
Other fee income                                                           897                            848
Other operating income                                                     490                            481
Realized (losses) gains on securities, net                                 (13)                             -
                                                                 ------------------             ------------------
     Total Other Income                                                  7,036                          7,250
                                                                 ------------------             ------------------
OTHER EXPENSES
Salaries and employee benefits                                           6,811                          6,792
Expense of premises and fixed assets                                     1,852                          1,837
Merchant transaction expenses                                            3,084                          3,281
Other operating expenses                                                 4,102                          3,618
                                                                 -----------------              ------------------
     Total Other Expenses                                               15,849                         15,528
                                                                 ------------------             ------------------
Income before income taxes                                               5,610                          4,757
Applicable income taxes                                                  1,147                            634
                                                                 ------------------             ------------------
     Net Income                                                          4,463                          4,123
Other comprehensive income, net of taxes:
     Unrealized securities (losses) gains                                 (323)                          (997)
                                                                 ------------------             ------------------
     Comprehensive Income                                             $  4,140                       $  3,126
                                                                 ==================             ==================
Earnings per Common Share
     (Based on 2,148,000 shares outstanding)                          $    2.08                      $   1.92
Cash Dividends Declared Per Common Share                              $    0.99                      $   0.90

                     PENSECO FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                       Nine Months Ended     Nine Months Ended
                                                                                      September 30, 2005    September 30, 2004
                                                                                      ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                                 $  4,463             $   4,123
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                               550                   624
     Provision for loan losses                                                                  122                   114
     Deferred income tax provision (benefit)                                                     87                    60
     Amortization of securities, (net of accretion)                                           1,076                 1,191
     Net realized losses (gains) on securities                                                   13                     -
     Loss (gain) on other real estate                                                            16                     -
     Decrease (increase) in interest receivable                                                 274                  (139)
     Decrease (increase) in other assets                                                         97                  (323)
     Increase (decrease) in income taxes payable                                                 74                   183
     Increase (decrease) in interest payable                                                    212                  (318)
     (Decrease) increase  in other liabilities                                                 (127)                  573
                                                                                      ------------------    ------------------
        Net cash provided by operating activities                                             6,857                 6,088
                                                                                      ------------------    ------------------
INVESTING ACTIVITIES
     Purchase of investment securities available-for-sale                                   (22,486)              (49,543)
     Proceeds from sales and maturities of investment securities available-for-sale          31,072                23,015
     Purchase of investment securities to be held-to-maturity                                     -                     -
     Proceeds from repayments of investment securities available-for-sale                    14,808                14,108
     Proceeds from repayments of investment securities held-to-maturity                       9,926                14,434
     Net loans (originated) repaid                                                          (26,788)              (23,656)
     Proceeds from other real estate                                                            339                   121
     Investment in premises and equipment                                                      (517)                  (93)
                                                                                      ------------------    ------------------
        Net cash provided (used) by investing activities                                      6,354               (21,614)
                                                                                      ------------------    ------------------
FINANCING ACTIVITIES
     Net (decrease) increase in demand and savings deposits                                  (3,719)               11,181
     Net proceeds (payments) on time deposits                                                 5,365               (12,728)
     Increase (decrease) in federal funds purchased                                               -                     -
     Increase (decrease) in repurchase agreements                                             7,539                 6,450
     Net increase (decrease) in short-term borrowings                                            40                  (212)
     Repayments of long-term borrowings                                                      (6,884)               (6,648)
     Cash dividends paid                                                                     (2,127)               (1,933)
                                                                                      ------------------    ------------------
        Net cash provided (used) by financing activities                                        214                (3,890)
                                                                                      ------------------    ------------------
        Net increase (decrease) in cash and cash equivalents                                 13,425               (19,416)
Cash and cash equivalents at January 1                                                        8,297                38,355
                                                                                      ------------------    ------------------
Cash and cash equivalents at September 30                                                  $ 21,722             $  18,939
                                                                                      ==================    ==================

The Company paid interest and income taxes of $5,994 and $1,055 and $6,009 and $432, for the nine month periods ended September 30, 2005 and 2004, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2005
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2004, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2005 and September 30, 2004 and for the nine months ended September 30, 2005 and September 30, 2004, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2004, incorporated herein by reference.


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

All information is presented in thousands of dollars, except per share amounts.

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

The amortized cost and fair value of investment securities at September 30, 2005 and December 31, 2004 are as follows:

                               Available-for-Sale

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
September 30, 2005                 Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury securities        $       -   $       -       $     -    $       -
U.S. Agency securities             65,246         131           329       65,048
Mortgage-backed securities         48,796           -           334       48,462
States & political subdivisions    20,696         854             9       21,541
--------------------------------------------------------------------------------
  Total Debt Securities           134,738         985           672      135,051
Equity securities                   7,507         364           100        7,771
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 142,245   $   1,349       $   772    $ 142,822
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                              Gross         Gross
                                Amortized   Unrealized    Unrealized     Fair
September 30, 2005                 Cost       Gains         Losses       Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  55,706   $       7       $ 1,059    $  54,654
States & political subdivisions    29,251       2,466             -       31,717
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  84,957   $   2,473       $ 1,059    $  86,371
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
--------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at September 30, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2005                        Available-for-Sale         Held-to-Maturity
-----------------------------------------------------------------------------------------
                                          Amortized     Fair        Amortized     Fair
                                             Cost       Value          Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
  U.S. Treasury securities                $       -   $       -     $       -   $       -
  U.S. Agency securities                     55,255      54,926             -           -
After one year through five years:
  U.S. Agency securities                      9,991      10,122             -           -
After ten years:
  States & political subdivisions            20,696      21,541        29,251      31,717
-----------------------------------------------------------------------------------------
  Subtotal                                   85,942      86,589        29,251      31,717
Mortgage-backed securities                   48,796      48,462        55,706      54,654
-----------------------------------------------------------------------------------------
  Total Debt Securities                   $ 134,738   $ 135,051     $  84,957   $  86,371
-----------------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004 are as follows:


                              Less than twelve months        Twelve months or more                Totals
                            --------------------------    --------------------------    --------------------------
                              Fair          Unrealized      Fair          Unrealized       Fair         Unrealized
September 30, 2005            Value           Losses        Value           Losses         Value          Losses
------------------------------------------------------    --------------------------    --------------------------
U.S. Agency securities      $  15,042        $      38    $ 39,884         $   291       $  54,926       $   329
Mortgage-backed securities     27,196              160      75,492           1,233         102,688         1,393
States & political
   subdivisions                   691                9           -               -             691             9
Equities                        1,826              100           -               -           1,826           100
                            --------------------------    --------------------------    --------------------------
   Total                    $  44,755        $     307    $115,376         $ 1,524       $ 160,131       $ 1,831
                            ==========================    ==========================    ==========================


                              Less than twelve months        Twelve months or more                Totals
                            --------------------------    --------------------------    --------------------------
                              Fair          Unrealized      Fair          Unrealized       Fair         Unrealized
December 31, 2004             Value           Losses        Value           Losses         Value          Losses
------------------------------------------------------    --------------------------    --------------------------
U.S. Agency securities      $  35,064        $     541    $      -         $     -       $  35,064       $   541
Mortgage-backed securities     93,527              393           -               -          93,527           393
States & political
   subdivisions                 3,257               24       4,889              32           8,146            56
                            --------------------------    --------------------------    --------------------------
   Total                    $ 131,848        $     958    $  4,889         $    32       $ 136,737       $   990
                            ==========================    ==========================    ==========================

The above table at September 30, 2005, includes thirty-six (36) securities that have unrealized losses for less than twelve months and six (6) securities that has been in an unrealized loss position for twelve or more months.

During the third quarter of 2005, Hurricanes Katrina and Rita ravaged the Gulf Coast region. Moody's investors service had placed fifty-one (51) debt issuers in Louisiana and Mississippi on its watch list. The Company does not hold any of these securities.


U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.


Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.


States & Political Subdivisions

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.


Marketable Equity Securities

The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.


NOTE 5 -- Loan Portfolio

Details regarding the Company's loan portfolio:

                                                   September 30,    December 31,
As Of:                                                 2005             2004
--------------------------------------------------------------------------------
Real estate - construction and land development     $  12,848        $   6,805
Real estate mortgages                                 213,363          196,149
Commercial                                             42,819           41,560
Credit card and related plans                           3,054            2,872
Installment                                            26,507           25,679
Obligations of states & political subdivisions          8,054            7,111
--------------------------------------------------------------------------------
  Loans, net of unearned income                       306,645          280,176
Less:  Allowance for loan losses                        3,704            3,600
--------------------------------------------------------------------------------
  Loans, net                                        $ 302,941        $ 276,576
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

   The loans are secured by a general collateral pledge of the Company.

   A summary of the long-term debt at September 30, 2005 is as follows:

Note payable, due in monthly installments of $161, including
     principal and interest at a fixed rate of 2.73%, maturing March, 2008.     $  4,653

Note payable, due in monthly installments of $253, including
     principal and interest at a fixed rate of 3.22%, maturing March, 2010.       12,700

Note payable, due in monthly installments of $430, including
     principal and interest at a fixed rate of 3.74%, maturing March, 2013.       33,705

Note payable, due in monthly installments of $186, including
     principal and interest at a fixed rate of 4.69%, maturing March, 2023.       26,678
                                                                                --------
     Total long-term debt                                                       $ 77,736
                                                                                ========

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.


Aggregate maturities of long-term debt at September 30, 2005 are as follows:

    September 30,         Principal
    -------------         ---------
             2006         $  9,464
             2007            9,801
             2008            9,181
             2009            8,533
             2010            7,326
       Thereafter           33,431
                          ---------
                          $ 77,736
                          =========

NOTE 8 -- Employee Benefit Plans

The components of the net periodic benefit costs are as follows:

                                      Pension Benefits       Other Benefits
                                     ------------------     -----------------
Nine months ended September 30,        2005      2004         2005      2004
-----------------------------------------------------------------------------
Service cost                         $  308    $  297       $    1    $    1
Interest cost                           502       493            3         4
Expected return on plan assets         (566)     (525)           -         -
Amortization of prior service cost        1         -            2         2
Amortization of net (gain) loss          81        93            -         -
-----------------------------------------------------------------------------
  Net periodic pension cost          $  326    $  358       $    6    $    7
-----------------------------------------------------------------------------


Contributions
-------------
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $375 to its pension plan and $13 to its postretirement plan in 2005. As of October 15, 2005, $282 has been contributed to the pension plan. The pension and postretirement contribution estimates have not changed since December 31, 2004.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table below) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels, which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2005, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


                   Actual                                   Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of September 30, 2005       Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 67,366  18.80%    > $ 28,674  > 8.0%      > $ 35,842  > 10.0%
                                                  -           -           -           -
Tier 1 Capital
  (to Risk Weighted Assets)   $ 63,662  17.76%    > $ 14,337  > 4.0%      > $ 21,505  >  6.0%
                                                  -           -           -           -
Tier 1 Capital
  (to Average Assets)         $ 63,662  11.21%    > $      *  >   *       > $ 28,399  >  5.0%
                                                  -           -           -           -

*3.0% ($17,039), 4.0% ($22,719) or 5.0% ($28,399) depending on the bank's CAMELS
Rating and other regulatory risk factors.


                   Actual                                   Regulatory Requirements
----------------------------------------------    --------------------------------------------
                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"

As of December 31, 2004        Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
  (to Risk Weighted Assets)   $ 64,822  20.03%    > $ 25,890  > 8.0%      > $ 32,362  > 10.0%
                                                  -           -           -           -
Tier I Capital
  (to Risk Weighted Assets)   $ 61,222  18.92%    > $ 12,945  > 4.0%      > $ 19,417  >  6.0%
                                                  -           -           -           -
Tier I Capital
  (to Average Assets)         $ 61,222  10.53%    > $      *  >   *       > $ 29,068  >  5.0%
                                                  -           -           -           -

*3.0% ($17,441), 4.0% ($23,254) or 5.0% ($29,068) depending on the bank's CAMELS
Rating and other regulatory risk factors.

 PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended September 30, 2005 and September 30, 2004 and for the nine months ended September 30, 2005 and September 30, 2004. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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


Executive Summary

Penseco Financial Services Corporation reported an increase in net income for the three months ended September 30, 2005 increased $82 or 5.1% to $1,697 or $.79 per share compared with $1,615 or $.75 per share from the year ago period. Net interest income after provision for loan losses increased $483 or 10.8%, to $4,960 for three months ended September 30, 2005 compared to $4,477 for the same quarter of 2004. Partly, the increase resulted from higher interest on loans due to net loan growth of $12.1 million sequentially from June 30, 2005 and $42.5 million from the year ago period as well as interest rates increases.

For the nine months ended September 30, 2005, net income increased $340 or 8.2% to $4,463 or $2.08 per share compared to the year ago period of $4,123 or $1.92 per share. Net interest income after provision for loan losses increased $1,388 or 10.6% to $14,423 for the nine months ended September 30, 2005 from $13,035 for the same period of 2004. The increase in net interest income continues in part from net loan growth of $26.3 million from December 31, 2004 and a $42.5 million increase on a year over year comparison, along with increases in interest rates.

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

Net interest income after provision for loan losses increased $483 or 10.8% to $4,960 for the three months ended September 30, 2005 compared to $4,477 for the three months ended September 30, 2004. The average yield on earning assets increased 61 basis points, largely due to the increase in interest rates. Also, there was an increase of $41.9 million in average loans from the comparable period of 2004.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended September 30, 2005, net interest margin was 3.62% increasing 34 basis points from 3.28% in the same period of 2004.

Total average earning assets and average interest bearing funds decreased in the three months ended September 30, 2005 as compared to 2004. Average earning assets decreased $11.8 million or 2.1%, from $560.4 million in 2004 to $548.6 million in 2005 and average interest bearing funds decreased $20.4 million, or 4.7%, from $436.5 million to $416.1 million for the same period, mainly due to lower money market and time-deposit savings, as well as reductions in long-term borrowings. As a percentage of average assets, earning assets increased to 96.4% for the three months ended September 30, 2005 from 96.3% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended September 30, 2005 and 2004. Average loans as a percentage of average earning assets increased from 46.0% in 2004 to 54.6% in 2005, due in part to the increase of new mortgages as well as commercial loans; average investments decreased $61.3 million from 52.3% to 42.3%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $7.6 million to $16.9 from $9.3 and also increased as a percentage of average earning assets from 1.7% in 2004 to 3.1% in 2005. Average time deposits decreased $5.5 million or 4.6%. Average long-term borrowings decreased $9.2 while repurchase agreements increased $4.5.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 28 basis points from 4.68% in the three months ended September 30, 2004 to 4.40% for 2005. However, average loan yields increased 100 basis points, from 5.38% in the three months ended September 30, 2004 to 6.38% in 2005.

The average time deposit costs increased 76 basis points from 2.28% in 2004 to 3.04% in 2005, along with money market accounts increasing 76 basis points from ..78% in 2004 to 1.54% in 2005. Also, repurchase agreements increased 89 basis points from .74% in 2004 to 1.63% in 2005.

The most significant change in net interest income has been the growth in our average loan portfolio of $41.9 million mostly in commercial and real estate loans which will have a significant positive impact on our net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2005 and September 30, 2004.


----------------------------------------------------------------------------------------------------------
                                                 September 30, 2005                September 30, 2004
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $   5,200   $     86    6.62%
    U.S. Agency obligations                  115,931        898    3.10%       134,351      1,094    3.26%
    States & political
    subdivisions                              21,521        232    6.53%        47,062        538    6.93%
    Federal Home Loan Bank stock               4,806         28    2.33%         5,894         19    1.29%
    Other                                      2,768         15    2.17%           567          2    1.41%
  Held-to-maturity:
    U.S. Agency obligations                   57,581        640    4.45%        70,867        796    4.49%
    States & political
    subdivisions                              29,251        409    8.47%        29,248        409    8.47%
Loans, net of unearned income:
  Real estate mortgages                      219,421      3,442    6.27%       187,013      2,571    5.50%
  Commercial                                  43,074        749    6.96%        37,090        465    5.01%
  Consumer and other                          37,300        590    6.33%        33,826        432    5.11%
Federal funds sold                             9,833         84    3.42%         3,519         14    1.59%
Interest on balances with banks                7,096         62    3.49%         5,787         16    1.11%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
Income                                     $ 548,582      7,149    5.21%       560,424   $  6,442    4.60%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,486                             8,816
Bank premises and equipment                    9,184                             9,502
Accrued interest receivable                    2,973                             3,391
Other assets                                   2,546                             3,309
Less:  Allowance for loan losses               3,714                             3,498
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 569,057                         $ 581,944
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  34,040   $     50    0.59%     $  32,484   $     26    0.32%
  Savings                                     79,418         70    0.35%        82,997         73    0.35%
  Money markets                               81,359        313    1.54%        89,365        174    0.78%
  Time - Over $100                            26,456        215    3.25%        27,886        164    2.35%
  Time - Other                                87,415        650    2.97%        91,478        517    2.26%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         28,414        116    1.63%        23,876         44    0.74%
Short-term borrowings                            226          2    3.54%           525          2    1.52%
Long-term borrowings                          78,747        773    3.93%        87,851        851    3.87%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     416,075   $  2,189    2.10%       436,462   $  1,851    1.70%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 87,556                            85,225
All other liabilities                          1,309                               349
Stockholders' equity                          64,117                            59,908
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 569,057                         $ 581,944
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.11%                             2.90%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  4,960                          $  4,591
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.62%                             3.28%
  Return on average assets                                         1.19%                             1.11%
  Return on average equity                                        10.59%                            10.78%
  Average equity to average assets                                11.27%                            10.29%
  Dividend payout ratio                                           41.77%                            38.87%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $1,388 or 10.6% to $14,423 for the first nine months of 2005 compared to $13,035 for the first nine months of 2004. The average yield on earning assets increased 58 basis points, largely due to the increase in interest rates. Also, there was an increase of $42.5 million in average loans from the comparable period of 2004.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 2005, net interest margin was 3.54% increasing 42 basis points from 3.12% in the same period of 2004.

Total average earning assets and average interest bearing funds decreased in the first nine months of 2005 as compared to 2004. Average earning assets decreased $14.5 million or 2.6%, from $562.6 million in 2004 to $548.1 million in 2005 and average interest bearing funds decreased $20.6 million, or 4.7%, from $438.5 million to $417.9 million for the same period, mainly due to lower money market, time deposits and long-term borrowings. As a percentage of average assets, earning assets increased to 96.5% for the first nine months of 2005 from 96.4% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first nine months of 2005 and 2004. Average loans as a percentage of average earning assets increased from 44.6% in 2004 to 53.5% in 2005, due in part to the increase of new mortgages as well as commercial loans. Average investments decreased $57.4 million from 52.8% to 43.7%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $.5 million to $15.5 from $15.0 and also increased as a percentage of average earning assets from 2.7% in 2004 to 2.8% in 2005. Average time deposits decreased $11.6 million or 9.9% from 28.2% of interest bearing liabilities in 2004 to 26.8% in 2005. Average long-term borrowings decreased $9.0 while repurchase agreements increased $4.1.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 18 basis points from 4.63% for the first nine months of 2004 to 4.45% for 2005. However, average loan yields increased 90 basis points, from 5.22% for the first nine months of 2004 to 6.12% in 2005.

The average time deposit costs increased 52 basis points from 2.28% in 2004 to 2.80% in 2005, along with money market accounts increasing 60 basis points from ..73% in 2004 to 1.33% in 2005. Also, repurchase agreements increased 70 basis points from .73% in 2004 to 1.43% in 2005.

The most significant change in net interest income has been the growth in our loan portfolio of $42.5 million mostly in commercial and real estate loans which will have a significant positive impact on the net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2005 and September 30, 2004.


----------------------------------------------------------------------------------------------------------
                                                 September 30, 2005                September 30, 2004
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $   2,466   $    127    6.87%     $   6,575   $    285    5.78%
    U.S. Agency obligations                  115,830      2,708    3.12%       135,161      3,322    3.28%
    States & political
    subdivisions                              24,649        767    6.29%        43,127      1,470    6.89%
    Federal Home Loan Bank stock               4,980        107    2.86%         5,714         62    1.45%
    Other                                      1,354         22    2.17%           537         10    2.48%
  Held-to-maturity:
    U.S. Agency obligations                   60,921      2,035    4.45%        76,519      2,581    4.50%
    States & political
    subdivisions                              29,250      1,211    8.36%        29,294      1,205    8.31%
Loans, net of unearned income:
  Real estate mortgages                      212,927      9,661    6.05%       181,477      7,228    5.31%
  Commercial                                  43,343      2,037    6.27%        35,041      1,274    4.85%
  Consumer and other                          36,891      1,750    6.33%        34,214      1,314    5.12%
Federal funds sold                             7,735        170    2.93%         7,161         57    1.06%
Interest on balances with banks                7,719        156    2.70%         7,790         53    0.91%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
Income                                       548,065   $ 20,751    5.05%       562,610   $ 18,861    4.47%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,741                             8,576
Bank premises and equipment                    9,138                             9,683
Accrued interest receivable                    2,921                             3,172
Other assets                                   2,797                             3,165
Less:  Allowance for loan losses               3,681                             3,498
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 567,981                         $ 583,708
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  32,975   $    129    0.52%     $  31,312   $     76    0.32%
  Savings                                     80,059        207    0.34%        81,928        274    0.45%
  Money markets                               85,419        852    1.33%        89,071        490    0.73%
  Time - Over $100                            25,147        555    2.94%        28,936        501    2.31%
  Time - Other                                86,716      1,798    2.76%        94,605      1,613    2.27%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         26,218        281    1.43%        22,144        121    0.73%
Short-term borrowings                            312          9    3.85%           476          4    1.12%
Long-term borrowings                          81,064      2,375    3.91%        90,072      2,612    3.87%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     417,910   $  6,206    1.98%       438,544   $  5,691    1.73%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 85,678                            82,517
All other liabilities                          1,209                             1,580
Stockholders' equity                          63,184                            61,067
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 567,981                         $ 583,708
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.07%                             2.74%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 14,545                          $ 13,170
-----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.54%                             3.12%
  Return on average assets                                         1.05%                             0.94%
  Return on average equity                                         9.42%                             9.00%
  Average equity to average assets                                11.12%                            10.46%
  Dividend payout ratio                                           47.65%                            46.88%
-----------------------------------------------------------------------------------------------------------

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

For the three months ended September 30, 2005, the provision for loan losses decreased to $0 from $114 in the three months ended September 30, 2004. Loans charged off totaled $18 and recoveries were $18 for the three months ended September 30, 2005. In the same period of 2004, loans charged off were $15 and recoveries were $1. In the first nine months of 2005, the provision for loan losses was $122, a decrease from $135 in the first nine months of 2004. Loans charged-off totaled $68 and recoveries of $50 for the nine months ended September 30, 2005. In the same period of 2004 loans charged off were $43, offset by recoveries of $8. At September 30, 2005 the allowance for loan losses was set at $3,704 or 1.21% of loans based upon the bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2005 and September 30, 2004, respectively:

                                             September 30,    September 30,
Three Months Ended:                              2005             2004
----------------------------------------------------------------------------
Trust department income                        $    399         $    372
Service charges on deposit accounts                 239              271
Merchant transaction income                       1,436            1,698
Other fee income                                    332              289
Other operating income                              158              200
Realized (losses) gains on securities, net            -                -
----------------------------------------------------------------------------
  Total Other Income                           $  2,564         $  2,830
----------------------------------------------------------------------------

Other income decreased $266 or 9.4% to $2,564 for the three months ended September 30, 2005 compared with $2,830 for the similar period of 2004. Trust income increased $27 or 7.3% from new business and market value increases. Service charges on deposit accounts decreased $32 or 11.8%. Merchant transaction income decreased $262 or 15.4% due to lower transaction volume. Other operating income decreased $42 or 21.0% due to lower brokerage income of $85. Offsetting this decrease were gains on the sale of foreclosed properties of $37.


The following table sets forth information by category of other income for the Company for nine months ended September 30, 2005 and September 30, 2004, respectively:

                                             September 30,    September 30,
Nine Months Ended:                               2005             2004
----------------------------------------------------------------------------
Trust department income                        $  1,114         $  1,014
Service charges on deposit accounts                 700              810
Merchant transaction income                       3,848            4,097
Other fee income                                    897              848
Other operating income                              490              481
Realized (losses) gains on securities, net          (13)               -
----------------------------------------------------------------------------
  Total Other Income                           $  7,036         $  7,250
----------------------------------------------------------------------------

Other income decreased $214 or 3.0% to $7,036 during the first nine months ended September 30, 2005 from $7,250 for the same period of 2004. Trust income increased $100 or 9.8% from new business and market value increases. Service charges on deposit accounts decreased $110 or 13.6%. Merchant transaction income decreased $249 or 6.1% due to lower transaction volume. Other operating income increased $9 or 1.9% from increased collection efforts on a previously written off cash item and gains on the sale of foreclosed properties, offset by a decrease in brokerage income of $107.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2005 and September 30, 2004, respectively:

                                             September 30,    September 30,
Three Months Ended:                              2005             2004
----------------------------------------------------------------------------
Salaries and employee benefits                 $  2,215         $  2,235
Expense of premises and fixed assets                584              556
Merchant transaction expenses                     1,136            1,344
Other operating expenses                          1,411            1,251
----------------------------------------------------------------------------
  Total Other Expenses                         $  5,346         $  5,386
----------------------------------------------------------------------------

Total other expenses decreased $40 or .7% to $5,346 for the first three months ended September 30, 2005 compared with $5,386 for the same period of 2004. Merchant transaction expense decreased by $208 or 15.5% due to lower transaction volume. Other operating expenses increased $160 or 12.8%, from increased professional fees for ongoing banking business, costs related to the Sarbanes-Oxley Act, an executive search and general operating expenses.

Applicable income taxes increased $175 due to higher income along with lower tax-free income.


The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2005 and September 30, 2004, respectively:

                                             September 30,    September 30,
Nine Months Ended:                               2005             2004
----------------------------------------------------------------------------
Salaries and employee benefits                 $  6,811         $  6,792
Expense of premises and fixed assets              1,852            1,837
Merchant transaction expenses                     3,084            3,281
Other operating expenses                          4,102            3,618
----------------------------------------------------------------------------
  Total Other Expenses                         $ 15,849         $ 15,528
----------------------------------------------------------------------------

Total other expenses increased $321 or 2.1% to $15,849 for the first nine months ended September 30, 2005 compared with $15,528 for the same period of 2004. Other operating expenses increased $484 or 13.4%, from increased professional fees for ongoing banking business, costs related to the Sarbanes-Oxley Act, an executive search and general operating expenses. Offsetting this increase were reduced merchant transaction expenses of $197 or 6.0% relating to lower transaction volume.

Applicable income taxes increased $513 due to higher income along with lower tax-free income.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                                   September 30,    December 31,
As Of:                                                 2005             2004
--------------------------------------------------------------------------------
Real estate - construction and land development     $  12,848        $   6,805
Real estate mortgages                                 213,363          196,149
Commercial                                             42,819           41,560
Credit card and related plans                           3,054            2,872
Installment                                            26,507           25,679
Obligations of states & political subdivisions          8,054            7,111
--------------------------------------------------------------------------------
  Loans, net of unearned income                       306,645          280,176
Less:  Allowance for loan losses                        3,704            3,600
--------------------------------------------------------------------------------
  Loans, net                                        $ 302,941        $ 276,576
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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                              September 30,  December 31,   September 30,
As Of:                                            2005            2004          2004
-----------------------------------------------------------------------------------------
Non-accrual loans                               $   1,496      $  1,999       $   2,253
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            380           253             245
  Credit card loans                                     4             5               2
-----------------------------------------------------------------------------------------
  Total non-performing loans                        1,880         2,257           2,500
Other real estate owned                               122           176              44
-----------------------------------------------------------------------------------------
  Total non-performing assets                   $   2,002      $  2,433       $   2,544
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,496 and $2,253 at September 30, 2005 and September 30, 2004, respectively. If interest on those loans had been accrued, such income would have been $238 and $265 for the nine months ended September 30, 2005 and September 30, 2004, respectively. Interest income on those loans, which is recorded only when received, amounted to $17 and $27 for September 30, 2005 and September 30, 2004, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports, which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2005 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At September 30, 2005 and December 31, 2004, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                              September 30,   September 30,
Three Months Ended:                               2005            2004
----------------------------------------------------------------------------
Balance at beginning of period                  $   3,722       $   3,500
Charge-offs:
       Real estate mortgages                            -               -
       Commercial and all others                        -               -
       Credit card and related plans                   13              10
       Installment loans                                5               5
----------------------------------------------------------------------------
Total charge-offs                                      18              15
----------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                            -               -
       Commercial and all others                        -               -
       Credit card and related plans                    -               -
       Installment loans                                -               1
----------------------------------------------------------------------------
Total recoveries                                        -               1
----------------------------------------------------------------------------
Net charge-offs (recoveries)                           18              14
----------------------------------------------------------------------------
Provision charged to operations                         -             114
----------------------------------------------------------------------------
       Balance at End of Period                 $   3,704       $  3,600
----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.006%          0.005%
----------------------------------------------------------------------------


                                              September 30,   September 30,
Nine Months Ended:                                2005            2004
----------------------------------------------------------------------------
Balance at beginning of period                  $   3,600       $   3,500
Charge-offs:
       Real estate mortgages                           10               -
       Commercial and all others                        -              12
       Credit card and related plans                   46              23
       Installment loans                               12               8
----------------------------------------------------------------------------
Total charge-offs                                      68              43
----------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                           47               3
       Commercial and all others                        -               -
       Credit card and related plans                    2               2
       Installment loans                                1               3
----------------------------------------------------------------------------
Total recoveries                                       50               8
----------------------------------------------------------------------------
Net charge-offs (recoveries)                           18              35
----------------------------------------------------------------------------
Provision charged to operations                       122             135
----------------------------------------------------------------------------
       Balance at End of Period                 $   3,704       $   3,600
----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.006%          0.014%
----------------------------------------------------------------------------

Management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.21% at September 30, 2005 and 1.36% at September 30, 2004.

The allowance for loan losses is allocated as follows:

As Of:                          September 30, 2005    December 31, 2004    September 30, 2004
---------------------------------------------------------------------------------------------
                                  Amount       %*     Amount        %*      Amount       %*
---------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,100    74%      $ 1,100     72%       $ 1,100    73%
Commercial and all others           2,174    14%        2,070     18%         2,070    16%
Credit card and related plans         180     1%          180      1%           180     1%
Personal installment loans            250    11%          250      9%           250    10%
---------------------------------------------------------------------------------------------
  Total                           $ 3,704   100%      $ 3,600    100%       $ 3,600   100%
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

The Company offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $180,363 of available borrowing capacity with the FHLB.

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

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. The Bank has issued standby letters of credit for the accounts of related parties in the amount of $6,545.

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

The Company's total risk-based capital ratio was 18.80% at September 30, 2005. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, enacted in July of 2002, continues to impact the Company. A calculation of public float as of June 30, 2004 determined that the Company was not subject to the accelerated filing deadlines of the Securities and Exchange Commission (SEC) for 2004.

The Company has calculated its public float again as of June 30, 2005 and determined that it is subject to the accelerated filing rules for the fiscal year 2005. The 2005 Annual Report on Form 10-K presently is required to be filed within 60 days of December 31, 2005. However, the SEC is considering a filing deadline of 75 days for companies of our size. In addition, as an accelerated filer, Section 404 of the Act will require that the 2005 Annual Report include an internal control report that contains management's assertions regarding the effectiveness of the Company's internal control structure and procedures over financial reporting. The Company's auditors must also provide an opinion about whether management's assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects. This has caused management to document each type of transaction that occurs in the Company, the risks involved in the transaction, the internal controls established to mitigate such risks, information and communication of the results and finally a monitoring of the controls. Affecting all of this is the control environment within the Company. Management has spent an enormous amount of time documenting and testing the internal control processes within the Company utilizing outside consultants to coordinate the planning and documentation phases of this project.

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

PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Based on the evaluations by the Company's principal executive officer, Otto P. Robinson, Jr., President and the Company's principal financial officer, Patrick Scanlon, Controller, of the Company's Disclosure Controls and Procedures as of September 30, 2005, they have concluded that the Company's disclosure controls are effective, reasonably ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report is being prepared, and identify significant deficiencies or material weaknesses in internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

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

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

         None.

Item 6 -- Exhibits

         3(ii)   By-Laws of Penseco Financial Services Corporation

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




PENSECO FINANCIAL SERVICES CORPORATION



By            /s/ RICHARD E. GRIMM
         ------------------------------
                Richard E. Grimm
            Executive Vice-President

Dated:    November 1, 2005



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    November 1, 2005