Form 10-K
period 2005-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2006-03-16
CIK 1054508

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K
                               ------------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
                                       OR
          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                               ------------------

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

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $ .01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes | | No|X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer | |   Accelerated filer |X|    Non-accelerated filer | |


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No|X|

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on June 30, 2005, based on the closing price of such stock on that date, equals approximately $81,706,328.

The number of shares of common stock outstanding as of February 10, 2006 equals 2,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement relating to the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

         PENSECO FINANCIAL SERVICES CORPORATION



                                                                            Page

Part I -- FINANCIAL INFORMATION

     Item 1.  Business.......................................................  3

     Item 1A. Risk Factors...................................................  3

     Item 1B. Unresolved Staff Comments......................................  5

     Item 2.  Properties.....................................................  5

     Item 3.  Legal Proceedings..............................................  6

     Item 4.  Submission of Matters to a Vote of Security Holders............  6


Part II -- OTHER INFORMATION

     Item 5.  Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.............  6

     Item 6.  Selected Financial Data........................................  7

     Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  8

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  8

     Item 8.  Financial Statements and Supplementary Data....................  8

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................  8

     Item 9A. Controls and Procedures........................................  8

     Item 9B. Other Information..............................................  8


Part III -- OTHER INFORMATION

     Item 10. Directors and Executive Officers of the Registrant.............  8

     Item 11. Executive Compensation.........................................  9

     Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters...............  9

     Item 13. Certain Relationships and Related Transactions.................  9

     Item 14. Principal Accountant Fees and Services.........................  9


Part IV -- OTHER INFORMATION

     Item 15. Exhibits and Financial Statements Schedules.................... 10

     Signatures.............................................................. 11

     Index to Exhibits....................................................... 12

     Certifications.......................................................... 97

                                     PART I


ITEM 1     Business


GENERAL


PENSECO FINANCIAL SERVICES CORPORATION, (the "Company"), which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the State of Pennsylvania in 1997 and is registered as a financial holding company. The Company became a holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (the "Bank"), a
state-chartered   bank,  on  December  31,  1997.  The  Company  is  subject  to supervision by the Federal Reserve Board. The Bank, as a state-chartered financial institution, is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

     The Company's principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, investor services, marketing, audit, credit card, human resources, executive, data processing and central bookkeeping offices. There are eight additional offices.

     Through its banking subsidiary, the Company generates interest income from its outstanding loans receivable and its investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and borrowings and general operating expenses. The Bank provides a variety of commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate, commercial and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. The Company also offers collateralized repurchase agreements, that have a one day maturity, as an alternative deposit option for its customers.

     The Bank has a third party marketing agreement with National Financial Services (formerly Fiserv Investor Services, Inc.) that allows the bank to offer a full range of securities, brokerage and annuity sales to its customers. The Investor Services division is located in the headquarters building and the services are offered throughout the entire branch system.

     The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

FORWARD LOOKING INFORMATION

This Form 10-K contains forward-looking informational statements, in addition to the historical financial information required by the Securities and Exchange Commission. There are certain risks and uncertainties associated with these forward-looking statements which could cause actual results to differ materially from those stated herein. Such risks are discussed in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements reflect management's analysis as of this point in time. Readers should review the other documents the Company periodically files with the Securities and Exchange Commission in order to keep apprised of any material changes.


ITEM 1A  Risk Factors


                          RISKS RELATED TO OUR BUSINESS

Credit Risk

Changes in the credit quality of our loan portfolio may impact the level of our allowance for loan losses.

We make various judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loans and our loan loss and delinquency experience, and we evaluate economic conditions. If our judgments are incorrect, our allowance for loan losses may not be sufficient to cover future losses, which will result in additions to our allowance through increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Increased provisions for loan losses would increase our expenses and reduce our profits.

     Nonetheless, to the best of management's knowledge, there are also no particular risk elements in the local economy that put a group or category of loans at increased risk. Also the Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are also not materially affected by seasonal changes.


Market Risk

Changes in interest rates could affect our investment values and net interest income.

At December 31, 2005, the Company owned approximately $147.9 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of December 31, 2005, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $363. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

     The Company continually monitors the relationship of its interest rate sensitive assets and liabilities through its Asset/Liability Committee.


Strong competition within our market could affect our profits and growth.

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

     The principal competitive factors among the Company's competitors can be grouped into two categories: pricing and services. In the Company's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, the Bank competes in areas such as convenience of location, types of services, service costs and banking hours.


Compliance

We operate in a highly regulated environment and may be affected by changes in laws and regulations.


The Company is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file quarterly reports of its operations with the FRB.

     As a financial holding company, the Company is permitted to engage in banking-related activities as authorized by the Federal Reserve Board, directly or through subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities.


     Our banking subsidiary, Penn Security Bank and Trust Company, as a Pennsylvania state-chartered financial institution, is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits to the maximum extent permitted by law.


Operational Risk

The Company needs to continually attract and retain qualified personnel for its operations.

High quality customer service, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of December 31, 2005, the Company employed 189 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.


Our operations could be affected if we do not have access to modern and reliable technology.

The Company operates in a highly-automated environment, wherein almost all transactions are processed by computer software to produce results. To remain competitive, the Company must continually evaluate the adequacy of its data processing capabilities and make revisions as needed. At the present time, the Company is upgrading its computer technology at a total cost of $1.5 million of which $.7 million is included in fixed assets at December 31, 2005 but not yet placed into service. The project is expected to be completed in the first quarter of 2006.

     The Company regularly tests its ability to restore data capabilities in the event of a natural disaster, sustained power failure or other inability to utilize its primary systems.


Liquidity Risk

Increased needs for disbursement of funds on loans and deposits can affect our liquidity.

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


Our future pension plan costs and contributions could be unfavorably impacted by the factors that are used in the actuarial calculations.

     Our costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions made to the plans. While the Company complies with the minimum funding requirements under the Employee Retirement Income Security Act of 1974, our pension plan obligations exceeded the value of plan assets by approximately $1.0 million as of December 31, 2005. An additional contribution of this amount was made to the Pension Plan in 2006 to resolve the unfunded liability. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund our plans with higher amounts of cash than are anticipated by our actuaries. Such cash increased funding obligations could have a material impact on our liquidity by reducing our cash flows.


ITEM 1B  Unresolved Staff Comments

Not applicable


ITEM 2   Properties

There are nine offices positioned throughout the greater Northeastern Pennsylvania region. They are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono and the Borough of East Stroudsburg at Eagle Valley Corners. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease. The Company also owns property in the Borough of Dalton, Lackawanna County, to use for potential future expansion.

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


                                     PART II


ITEM 5   Market for Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities

This Form 10-K is the Company's  annual  disclosure  statement as required under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Questions may be directed to any branch location of the Company or by contacting the Controller's office at:

                           Patrick Scanlon, Controller
                     Penseco Financial Services Corporation
                           150 North Washington Avenue
                        Scranton, Pennsylvania 18503-1848
                                 1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

Archipelago Trading Services, Inc.                    Knight Equity Markets, LP
Boenning & Scattergood, Inc.                          Monroe Securities, Inc.
Ferris, Baker, Watts, Inc.                            Ryan, Beck & Company, Inc.
Hill Thompson Magid & Company, Inc.                   UBS Capital Markets, LP
Jefferies & Company, Inc.


The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                               Dividends Paid
2005              High     Low   Per Share
---------------------------------------------
First Quarter     $ 41    $ 41   $  .33
Second Quarter      47      42      .33
Third Quarter       44      41      .33
Fourth Quarter      43      41      .45
                                 ------
                                 $ 1.44
                                 ======


                               Dividends Paid
2004              High     Low   Per Share
---------------------------------------------
First Quarter     $ 41    $ 38   $  .30
Second Quarter      41      35      .30
Third Quarter       41      34      .30
Fourth Quarter      42      40      .45
                                 ------
                                 $ 1.35
                                 ======


As of February 10, 2006 there were approximately 921 stockholders of the Company based on the number of holders of record.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines in the Consolidated Financial Statements and Notes thereto filed at Exhibit 13 to this report.


TRANSFER AGENT


Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.

                     QUARTERLY FINANCIAL AMOUNTS (unaudited)
                    (in thousands, except per share amounts)


                            First    Second     Third    Fourth
2005                       Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------
Net Interest Income        $ 4,697   $ 4,888   $ 4,960   $ 5,045
Provision for Loan Losses      122         -         -       141
Other Income                 2,346     2,126     2,564     1,838
Other Expenses and Taxes     5,675     5,494     5,827     5,336
Net Income                   1,246     1,520     1,697     1,406
Earnings Per Share         $  0.58   $  0.71   $  0.79   $  0.65


                           First     Second     Third    Fourth
2004                       Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------
Net Interest Income        $ 4,216   $ 4,363   $ 4,591   $ 4,636
Provision for Loan Losses       18         3       114         9
Other Income                 2,414     2,006     2,830     2,344
Other Expenses and Taxes     5,467     5,003     5,692     5,493
Net Income                   1,145     1,363     1,615     1,478
Earnings Per Share         $  0.53   $  0.64   $  0.75   $  0.69


ITEM 6   Selected Financial Data


(in thousands, except per share amounts)

RESULTS OF OPERATIONS:

                                     2005         2004         2003         2002         2001
---------------------------------------------------------------------------------------------
Interest Income                 $  28,170    $  25,385    $  26,014    $  27,899    $  31,860
Interest Expense                    8,580        7,579        8,228        8,011       12,524
---------------------------------------------------------------------------------------------
Net Interest Income                19,590       17,806       17,786       19,888       19,336
Provision for Loan Losses             263          144          476          813          954
---------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Loan Losses       19,327       17,662       17,310       19,075       18,382
Other Income                        8,874        9,594       10,743       11,032        9,186
Other Expenses                     20,719       20,584       20,454       21,098       20,077
Income Taxes                        1,613        1,071        1,628        2,256        1,869
---------------------------------------------------------------------------------------------
Net Income                      $   5,869    $   5,601    $   5,971    $   6,753    $   5,622
=============================================================================================

BALANCE SHEET AMOUNTS:
Assets                          $ 575,688    $ 563,708    $ 584,590    $ 496,956    $ 482,551
Investment Securities           $ 229,957    $ 262,678    $ 293,125    $ 139,132    $ 128,623
Net Loans                       $ 317,562    $ 276,576    $ 236,882    $ 285,509    $ 320,208
Deposits                        $ 397,867    $ 395,301    $ 407,944    $ 414,664    $ 406,531
Long-Term Borrowings            $  75,401    $  84,620    $  93,523    $       -    $       -
Stockholders' Equity            $  63,799    $  62,376    $  60,807    $  58,975    $  54,648

PER SHARE AMOUNTS:
Earnings per Share              $    2.73    $    2.61    $    2.78    $    3.14    $    2.62
Dividends per Share             $    1.44    $    1.35    $    1.35    $    1.35    $    1.25
Book Value per Share            $   29.70    $   29.04    $   28.31    $   27.46    $   25.44
Common Shares Outstanding       2,148,000    2,148,000    2,148,000    2,148,000    2,148,000

FINANCIAL RATIOS:
Net Interest Margin                 3.57%        3.18%        3.24%        4.21%        4.30%
Return on Average Assets            1.03%         .96%        1.05%        1.37%        1.18%
Return on Average Equity            9.23%        9.11%        9.87%       11.79%       10.57%
Average Equity to Average Assets   11.19%       10.57%       10.59%       11.58%       11.19%
Dividend Payout Ratio              52.75%       51.72%       48.56%       42.99%       47.71%

ITEM 7   Management's Discussion and Analysis of Financial Condition and Results
           of Operations

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7A.


ITEM 8   Financial Statements and Supplementary Data

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 8.


ITEM 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2005.


ITEM 9A  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Controller concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management's annual report on internal control over financial reporting is included under the heading "Report on Internal Control Over Financial Reporting" at Item 8 of this Annual Report on Form 10-K. The attestation report of the registered public accounting firm is included under the heading "Report of the Independent Registered Public Accounting Firm" at Item 8 of this Annual Report on Form 10-K.

     The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2004 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


ITEM 9B  Other Information

There are no items required to be reported.


                                    PART III


ITEM 10  Directors and Executive Officers of the Registrant

Code of Ethics

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


     A copy of the Code of Ethics may be obtained, without charge, by contacting:

       Patrick Scanlon, Controller, Penseco Financial Services Corporation
              150 North Washington Avenue, Scranton, PA 18503-1848
                                 1-800-327-0394

                        AUDIT COMMITTEE FINANCIAL EXPERT


The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether or not its Audit Committee has, as one of its members, an "Audit Committee Financial Expert", as that term is defined by the U. S. Securities and Exchange Commission
(SEC).

     The Board of Directors has determined that the Audit Committee does not have an "audit committee financial expert" as that term is defined in the Securities and Exchange Commission's rules and regulations. However, the Board believes that each of the members of the Audit Committee has demonstrated that he is capable of analyzing and evaluating the Company's financial statements and understanding internal controls and procedures for financial reporting. Because the Board believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Company's Audit Committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board who would qualify as an audit committee financial expert.

     Other information required by this Item as to Directors of the Company contained under the headings "Voting Securities & Principal Holders Thereof", "Election of Directors", "Board and Committee Meetings" and "Certain Relationships and Related Transactions" within the definitive proxy statement relating to the Company's Annual Meeting of Shareholders, to be held May 2, 2006, is incorporated herein by reference thereto.


ITEM 11  Executive Compensation

The  information   contained  under  the  headings   "Executive   Compensation",
"Directors Compensation", "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 2, 2006, is incorporated herein by reference thereto.


ITEM 12  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters


The information contained under the heading "Voting Securities & Principal Holders Thereof" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 2, 2006, is incorporated herein by reference thereto.


ITEM 13  Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" and "Transactions with Directors and Principal Officers" in the definitive proxy statement relating to the Company's annual meeting of stockholders, to be held May 2, 2006 is incorporated herein by reference thereto.


ITEM 14  Principal Accountant Fees and Services

The information contained under the heading "Our Relationship with Our Auditors" in the definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be held May 2, 2006 is incorporated herein by reference thereto.

                                     PART IV


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

         3(ii) Registrant's By-Laws

         10    Material contracts

         13    Annual report to security holders

         14    Code of Ethics

         21 Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)

         31 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

(b)      A Form 8-K was filed during the fourth quarter of the fiscal year ended
           December 31, 2005.

(c)      The exhibits required to be filed by this Item are listed under Item 15
           (a)(3), above.

(d)      There are no financial statement schedules required to be filed under this item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2006.


By:  /s/ CRAIG W. BEST
     ------------------------------
     Craig W. Best
     President and CEO


By: /s/ RICHARD E. GRIMM
     ------------------------------
     Richard E. Grimm
     Executive Vice-President


By:  /s/ PATRICK SCANLON
     ------------------------------
     Patrick Scanlon
     Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006.


By:  /s/ CRAIG W. BEST                       By:  /s/ ROBERT W. NAISMITH, PH.D.
     ------------------------------               ------------------------------
     Craig W. Best                                Robert W. Naismith, Ph.D.
     President and CEO                            Director


By: /s/ EDWIN J. BUTLER                       By: /s/ JAMES B. NICHOLAS
     ------------------------------               ------------------------------
     Edwin J. Butler                              James B. Nicholas
     Director                                     Director


By: /s/ RICHARD E. GRIMM                     By:  /s/ EMILY S. PERRY
     ------------------------------               ------------------------------
     Richard E. Grimm                             Emily S. Perry
     Director                                     Director


By: /s/ RUSSELL C. HAZELTON                  By:  /s/ SANDRA C.PHILLIPS
     ------------------------------               ------------------------------
     Russell C. Hazelton                          Sandra C. Phillips
     Director                                     Director


By: /s/ D. WILLIAM HUME                      By:  /s/ OTTO P. ROBINSON,JR.
     ------------------------------               ------------------------------
     D. William Hume                              Otto P. Robinson, Jr.
     Chairman of the Board                        Director


By: /s/ JAMES G. KEISLING                    By:  /s/ STEVEN L.WEINBERGER
     ------------------------------               ------------------------------
     James G. Keisling                            Steven L. Weinberger
     Director                                     Director


By: /s/ P. FRANK KOZIK
     ------------------------------
     P. Frank Kozik
     Director

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

                  (ii)  By-Laws                                           Filed at Exhibit 3(ii) to this report.

   4              Instruments defining the rights of security holders,    None
                  including indentures

   9              Voting trust agreement                                  None

  10              Material contracts                                      Filed at Exhibit 10 to this report.

  11              Statement re:  Computation of per share earnings        None

  12              Statements re:  Computation of ratios                   None

  13              Annual report to security holders, Form 10-Q or         Filed at Exhibit 13 to this report.
                    quarterly report to security holders

  14              Code of Ethics                                          Filed at Exhibit 14 to this report.

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

  22              Published report regarding matters submitted to         None
                  vote of security holders

  23              Consents of experts and counsel                         None

  24              Power of attorney                                       None

  31              (i)   Rule 13a-14(a)/15d-14(a) Certifications           Filed at Exhibit 31 to this report.

                  (ii)  Rule 13a-14(d)/15d-14(d) Certifications           Filed at Exhibit 31 to this report.

  32              Section 1350 Certifications                             Filed at Exhibit 32 to this report.

  33              Report on assessment of compliance with                 None
                    servicing criteria for asset-backed securities

  34              Attestation report on assessment of compliance          None
                    with servicing criteria for asset-backed securities

  35              Servicer compliance statement                           None

  99              Additional Exhibits                                     None