Form 10-Q
period 2006-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2006-05-10
CIK 1054508

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

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer | |   Accelerated filer |X|    Non-accelerated filer | |

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |     No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 28, 2006 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1.    Financial Statements - Consolidated

                    Balance Sheets:

                        March 31, 2006.........................................3
                        December 31, 2005......................................3

                    Statements of Income:

                        Three Months Ended March 31, 2006......................4
                        Three Months Ended March 31, 2005......................4

                    Statements of Cash Flows:

                        Three Months Ended March 31, 2006......................5
                        Three Months Ended March 31, 2005......................5

                    Notes to Financial Statements..............................6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................13

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....21

     Item 4.    Controls and Procedures.......................................21


Part II -- OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................22

     Item 1A.   Risk Factors..................................................22

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...24

     Item 3.    Defaults Upon Senior Securities...............................24

     Item 4.    Submission of Matters to a Vote of Security Holders...........24

     Item 5.    Other Information.............................................24

     Item 6.    Exhibits......................................................24

     Signatures...............................................................24

     Certifications...........................................................25

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                               March 31,         December 31,
                                                                 2006                2005
                                                            ---------------    ---------------
ASSETS
Cash and due from banks                                        $  10,799          $  11,310
Interest bearing balances with banks                                 433                263
Federal funds sold                                                     -                  -
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       11,232             11,573
Investment securities:
  Available-for-sale, at fair value                              129,961            147,942
  Held-to-maturity (fair value of $80,003
    and $83,130, respectively)                                    79,900             82,015
                                                            ---------------    ---------------
  Total Investment Securities
                                                                 209,861            229,957
Loans, net of unearned income                                    329,495            321,362
  Less: Allowance for loan losses                                  3,900              3,800
                                                            ---------------    ---------------
  Loans, Net                                                     325,595            317,562
Bank premises and equipment                                        9,420              9,453
Other real estate owned                                                2                 91
Accrued interest receivable                                        3,257              3,473
Other assets                                                       4,809              3,579
                                                            ---------------    ---------------
  Total Assets                                                 $ 564,176          $ 575,688
                                                            ===============    ===============
LIABILITIES
Deposits:
  Non-interest bearing                                         $  89,481          $  91,713
  Interest bearing                                               307,781            306,154
                                                            ---------------    ---------------
  Total Deposits                                                 397,262            397,867
Other borrowed funds:
  Repurchase agreements                                           16,905             30,414
  Short-term borrowings                                            8,475              4,626
  Long-term borrowings                                            73,045             75,401
Accrued interest payable                                           1,322              1,261
Other liabilities                                                  2,645              2,320
                                                            ---------------    ---------------
  Total Liabilities                                              499,654            511,889
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 54,429             53,607
Accumulated other comprehensive income                              (747)              (648)
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      64,522             63,799
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 564,176          $ 575,688
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended       Three Months Ended
                                                                   March 31, 2006           March 31, 2005
                                                                 ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                                             $ 5,515                  $ 4,151
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   1,512                    1,710
  States & political subdivisions                                          625                      694
  Other securities                                                          58                       35
Interest on Federal funds sold                                               -                       23
Interest on balances with banks                                              9                       37
                                                                 ------------------       ------------------
  Total Interest Income                                                  7,719                    6,650
                                                                 ------------------       ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              219                      162
Interest on other deposits                                               1,426                      901
Interest on other borrowed funds                                           903                      890
                                                                 ------------------       ------------------
  Total Interest Expense                                                 2,548                    1,953
                                                                 ------------------       ------------------
  Net Interest Income                                                    5,171                    4,697
Provision for loan losses                                                  127                      122
                                                                 ------------------       ------------------
  Net Interest Income After Provision for Loan Losses                    5,044                    4,575
                                                                 ------------------       ------------------
OTHER INCOME
Trust department income                                                    354                      353
Service charges on deposit accounts                                        189                      224
Merchant transaction income                                              1,108                    1,356
Other fee income                                                           255                      273
Other operating income                                                     132                      153
Realized (losses) gains on securities, net                                   -                      (13)
                                                                 ------------------       ------------------
  Total Other Income                                                     2,038                    2,346
                                                                 ------------------       ------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,440                    2,293
Expense of premises and fixed assets                                       652                      675
Merchant transaction expenses                                              852                    1,080
Other operating expenses                                                 1,179                    1,358
                                                                 ------------------       ------------------
  Total Other Expenses                                                   5,123                    5,406
                                                                 ------------------       ------------------
Income before income taxes                                               1,959                    1,515
Applicable income taxes                                                    385                      269
                                                                 ------------------       ------------------
  Net Income                                                             1,574                    1,246
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                     (99)                    (697)
                                                                 ------------------       ------------------
  Comprehensive Income                                                 $ 1,475                  $   549
                                                                 ==================       ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                              $  0.73                  $  0.58
Cash Dividends Declared Per Common Share                               $  0.35                  $  0.33

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                      Three Months Ended    Three Months Ended
                                                                                        March 31, 2006        March 31, 2005
                                                                                      ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                                 $  1,574             $   1,246
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  160                   188
  Provision for loan losses                                                                     127                   122
  Deferred income tax provision (benefit)                                                        31                     7
  Amortization of securities, (net of accretion)                                                165                   372
  Net realized losses (gains) on securities                                                       -                    13
  Loss (gain) on other real estate                                                                -                    10
  Decrease (increase) in interest receivable                                                    216                   462
  (Increase) decrease  in other assets                                                       (1,480)                 (810)
  Increase (decrease) in income taxes payable                                                   217                   262
  Increase (decrease) in interest payable                                                        61                    44
  Increase (decrease) in other liabilities                                                       77                   132
                                                                                      ------------------    ------------------
    Net cash provided by operating activities                                                 1,148                 2,048
                                                                                      ------------------    ------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (1,038)                  (33)
  Proceeds from sales and maturities of investment securities
  available-for-sale                                                                         16,219                15,757
  Purchase of investment securities to be held-to-maturity                                        -                     -
  Proceeds from repayments of investment securities available-for-sale                        2,907                 4,068
  Proceeds from repayments of investment securities held-to-maturity                          1,994                 3,115
  Net loans (originated) repaid                                                              (8,162)              (11,384)
  Proceeds from other real estate                                                                91                    11
  Investment in premises and equipment                                                         (127)                  (53)
                                                                                      -----------------     ------------------
    Net cash provided (used) by investing activities                                         11,884                11,481
                                                                                      -----------------     ------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                       (779)               (3,940)
  Net proceeds (payments) on time deposits                                                      174                   321
  Increase (decrease) in federal funds purchased                                                  -                     -
  (Decrease) increase in repurchase agreements                                              (13,509)                5,074
  Net increase (decrease) in short-term borrowings                                            3,849                  (127)
  Repayments of long-term borrowings                                                         (2,356)               (2,275)
  Cash dividends paid                                                                          (752)                 (709)
                                                                                      ------------------    ------------------
    Net cash provided (used) by financing activities                                        (13,373)               (1,656)
                                                                                      ------------------    ------------------
    Net (decrease) increase in cash and cash equivalents                                       (341)               11,873
Cash and cash equivalents at January 1                                                       11,573                 8,297
                                                                                      ------------------    ------------------
Cash and cash equivalents at March 31                                                      $ 11,232             $  20,170
                                                                                      ==================    ==================

The Company paid interest and income taxes of $2,487 and $0 and $1,909 and $284, for the three month periods ended March 31, 2006 and 2005, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended March 31, 2006
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2005, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006 and March 31, 2005, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2005, incorporated herein by reference.


FORWARD LOOKING INFORMATION

This Form 10-Q contains forward-looking informational statements, in addition to the historical financial information required by the Securities and Exchange Commission. There are certain risks and uncertainties associated with these forward-looking statements which could cause actual results to differ materially from those stated herein. Such differences are discussed in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements reflect management's analysis as of this point in time. Readers should review the other documents the Company periodically files with the Securities and Exchange Commission in order to keep apprised of any material changes. The company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2005.


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

The amortized cost and fair value of investment securities at March 31, 2006 and December 31, 2005 are as follows:


                               AVAILABLE-FOR-SALE

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
March 31, 2006                     Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  59,856   $        -   $      303    $  59,553
Mortgage-backed securities         41,451            -          349       41,102
States & political
  subdivisions                     20,701          646            -       21,347
--------------------------------------------------------------------------------
  Total Debt Securities           122,008          646          652      122,002
Equity securities                   7,553          449           43        7,959
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 129,561   $    1,095   $      695    $ 129,961
--------------------------------------------------------------------------------


                              AVAILABLE-FOR-SALE

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
December 31, 2005                  Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  74,852   $        -   $      308    $  74,544
Mortgage-backed securities         44,408            -          407       44,001
States & political subdivisions    20,698          937            -       21,635
--------------------------------------------------------------------------------
  Total Debt Securities           139,958          937          715      140,180
Equity securities                   7,433          402           73        7,762
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 147,391   $    1,339   $      788    $ 147,942
================================================================================



                                HELD-TO-MATURITY

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
March 31, 2006                     Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  50,648   $        2   $    1,890    $  48,760
States & political subdivisions    29,252        1,991            -       31,243
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  79,900   $    1,993   $    1,890    $  80,003
================================================================================

                                HELD-TO-MATURITY

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
December 31, 2005                  Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  52,763   $        3   $    1,274    $  51,492
States & political subdivisions    29,252        2,386            -       31,638
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  82,015   $    2,389   $    1,274    $  83,130
================================================================================


The amortized cost and fair value of debt securities at March 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2006                    Available-for-Sale         Held-to-Maturity
--------------------------------------------------------------------------------
                                Amortized      Fair       Amortized      Fair
                                   Cost        Value         Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities        $  59,856    $  59,553    $       -    $       -
After one year through
  five years:
  U.S. Agency securities                -            -          241          261
After ten years:
  States & political
    subdivisions                   20,701       21,347       29,011       30,982
--------------------------------------------------------------------------------
  Subtotal                         80,557       80,900       29,252       31,243
Mortgage-backed securities         41,451       41,102       50,648       48,760
--------------------------------------------------------------------------------
  Total Debt Securities         $ 122,008    $ 122,002    $  79,900    $  80,003
================================================================================


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005 are as follows:

                                  Less than twelve months    Twelve months or more            Totals
                                  -----------------------   -----------------------   ----------------------
                                     Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
March 31, 2006                       Value      Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $  34,667  $      161     $  24,886  $    142       $  59,553  $      303
Mortgage-backed securities             8,087         119        81,404     2,120          89,491       2,239
States & political subdivisions            -           -             -         -               -           -
Equities                                 728          38           342         5           1,070          43
------------------------------------------------------------------------------------------------------------
  Total                            $  43,482  $      318     $ 106,632  $  2,267       $ 150,114  $    2,585
============================================================================================================


The table above at March 31, 2006, includes fourteen (14) securities that have unrealized losses for less than twelve months and twelve (12) securities that have been in an unrealized loss position for twelve or more months.


                                  Less than twelve months    Twelve months or more            Totals
                                  -----------------------   -----------------------   ----------------------
                                     Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
December 31, 2005                    Value      Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $  39,870  $      227     $  34,674  $       81     $  74,544  $      308
Mortgage-backed securities             8,598         104        86,501       1,577        95,099       1,681
States & political subdivisions            -           -             -           -             -           -
Equities                               1,298          73             -           -         1,298          73
------------------------------------------------------------------------------------------------------------
  Total                            $  49,766  $      404     $ 121,175  $    1,658     $ 170,941  $    2,062
============================================================================================================

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.


Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases, along with the unamortized premium. The bank amortizes the premium to expected maturity and adjusts for unusual prepayments. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.


Marketable Equity Securities

The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.


NOTE 5 -- Loan Portfolio

Details regarding the Company's loan portfolio:

                                                      March 31,     December 31,
As Of:                                                  2006            2005
--------------------------------------------------------------------------------
Real estate - construction and land development       $  13,244      $   13,132
Real estate mortgages                                   242,605         227,853
Commercial                                               31,908          42,894
Credit card and related plans                             3,008           3,152
Installment and all other loans                          29,358          26,293
Obligations of states & political subdivisions            9,372           8,038
--------------------------------------------------------------------------------
  Loans, net of unearned income                         329,495         321,362
Less:  Allowance for loan losses                          3,900           3,800
--------------------------------------------------------------------------------
  Loans, net                                          $ 325,595      $  317,562
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

  A summary of the long-term debt at March 31, 2006 is as follows:

Note payable, due in monthly installments of $161, including principal and interest at a fixed rate of 2.73%, maturing March, 2008. $ 3,748

Note payable, due in monthly installments of $253, including principal and interest at a fixed rate of 3.22%, maturing March, 2010.  11,377

Note payable, due in monthly installments of $430, including principal and interest at a fixed rate of 3.74%, maturing March, 2013.  31,740

Note payable, due in monthly installments of $186, including principal and interest at a fixed rate of 4.69%, maturing March, 2023.  26,180
                                                                         -------
  Total long-term debt                                                   $73,045
                                                                         =======


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.


Aggregate maturities of long-term debt at March 31, 2006 are as follows:


    March 31,         Principal
    ---------         ---------
         2007          $ 9,631
         2008            9,974
         2009            8,377
         2010            8,692
         2011            5,938
   Thereafter           30,433
                      ---------
                      $ 73,045
                      =========

NOTE 8 -- Employee Benefit Plans

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:


                                        Pension Benefits     Other Benefits
                                        ----------------    ----------------
Three months ended March 31,             2006      2005      2006      2005
----------------------------------------------------------------------------
Service cost                            $  109    $  104    $    1    $   2
Interest cost                              167       168         4        4
Expected return on plan assets            (223)     (189)        -        -
Amortization of prior service cost           2         -         2        2
Amortization of net loss (gain)             41        27         -        -
----------------------------------------------------------------------------
  Net periodic pension cost             $   96    $  110    $    7    $   8
============================================================================


Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $246 to its pension plan and $13 to its postretirement plan for 2006. As of April 15, 2006, $62 has been contributed to the pension plan for 2006. The Company previously disclosed that it contributed an additional $1,005 during the first quarter of 2006 to the Company's pension plan. The pension and postretirement contribution estimates have not changed since December 31, 2005. Readers should refer to the Annual Report on Form 10K for further details on the Company's defined benefit pension plan.


NOTE 9 -- Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2006, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------

                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of March 31, 2006           Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)     $ 68,885  19.09%    > $ 28,870  > 8.0%      > $ 36,088  > 10.0%
                                                  -           -           -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 64,985  18.01%    > $ 14,435  > 4.0%      > $ 21,653  >  6.0%
                                                  -           -           -           -
Tier 1 Capital
(to Average Assets)           $ 64,985  11.48%    > $      *  >   *       > $ 28,298  >  5.0%
                                                  -           -           -           -

*3.0% ($16,979), 4.0% ($22,638) or 5.0% ($28,298) depending on the bank's CAMELS
Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------

                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of December 31, 2005        Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------

Total Capital
(to Risk Weighted Assets)     $ 67,933  18.62%    > $ 29,188  > 8.0%      > $ 36,486  > 10.0%
                                                  -           -           -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 64,133  17.58%    > $ 14,594  > 4.0%      > $ 21,892  >  6.0%
                                                  -           -           -           -
Tier 1 Capital
(to Average Assets)           $ 64,133  11.28%    >        *  >   *       > $ 28,415  >  5.0%
                                                  -           -           -           -

*3.0% ($17,049), 4.0% ($22,732) or 5.0% ($28,415) depending on the bank's CAMELS
Rating and other regulatory risk factors.

 PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended March 31, 2006 and March 31, 2005. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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

Provision (allowance) for possible loan losses - The provision for loan losses is based on past loan loss experience, management's evaluation of the potential loss in the current loan portfolio under current economic conditions and such other factors as, in management's best judgment, deserve current recognition in estimating loan losses. The annual provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses.

Actuarial  assumptions  associated  with  pension,   post-retirement  and  other
employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Provision  for income  taxes -  Management  believes  that the  assumptions  and
judgments  used  to  record  tax  related   assets  or  liabilities   have  been
appropriate.

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


Executive Summary

Penseco Financial Services Corporation reported an increase in net income of $328 or 26.3% for the three months ended March 31, 2006 to $1,574 or $.73 per share compared with $1,246 or $.58 per share from the year ago period. Net interest income after provision for loan losses increased $469 or 10.3%, to $5,044 for three months ended March 31, 2006 compared to $4,575 for the same quarter of 2005. Partly, the increase resulted from higher interest on loans due to net loan growth of $37.9 million since March 31, 2005, including $8.0 million from December 31, 2005. Other income decreased $308 or 13.1% for the three months ended March 31, 2006 to $2,038 compared with $2,346 for the three months ended March 31, 2005. Total other expenses decreased $283 or 5.2% to $5,123 for the first quarter 2006, compared with $5,406 for the same period of 2005.

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

Net interest income after provision for loan losses increased $469 or 10.3% to $5,044 for the three months ended March 31, 2006 compared to $4,575 for the three months ended March 31, 2005. The average yield on earning assets increased 85 basis points, largely due to volume increases and increase in interest rates. Also, there was an increase of $37.9 million in average loans from the comparable period of 2005.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended March 31, 2006, net interest margin was 3.80% increasing 39 basis points from 3.41% in the same period of 2005.

Total average earning assets and average interest bearing funds decreased in the three months ended March 31, 2006 as compared to 2005. Average earning assets decreased $7.3 million or 1.3%, from $551.7 million in 2005 to $544.4 million in 2006 and average interest bearing funds decreased $10.5 million, or 2.5%, from $422.6 million to $412.1 million for the same period, mainly due to lower savings and money market accounts, as well as, reductions in repurchase agreements and long-term borrowings. As a percentage of average assets, earning assets decreased to 96.2% for the three months ended March 31, 2006 from 96.6% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended March 31, 2006 and 2005. Average loans as a percentage of average earning assets increased from 51.9% in 2005 to 59.5% in 2006, due in part to the increase of new residential mortgages as well as commercial loans secured by real estate; average investments decreased $34.7 million from 46.1% to 40.3% of earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $10.5 million to $.8 million from $11.3 million. Average time deposits increased $7.1 million or 6.4%, average short-term borrowings increased $5.6 million, average long-term borrowings decreased $9.2 million, and repurchase agreements decreased $4.8 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 17 basis points from 4.40% in the three months ended March 31, 2005 to 4.57% for 2006. Average loan yields increased 101 basis points, from 5.80% in the three months ended March 31, 2005 to 6.81% in 2006.

The average time deposit costs increased 94 basis points from 2.56% in 2005 to 3.50% in 2006, along with money market accounts increasing 120 basis points from 1.11% in 2005 to 2.31% in 2006. Also, short-term borrowings increased 361 basis points from 1.66% in 2005 to 5.27% in 2006.

The most significant change in net interest income has been the growth in our average loan portfolio of $37.9 million mostly in commercial and real estate loans which will have a significant positive impact on our net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2006 and March 31, 2005.


----------------------------------------------------------------------------------------------------------
                                                    March 31, 2006                    March 31, 2005
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $   5,077   $     83    6.54%
    U.S. Agency obligations                  109,229        947    3.47%       118,480        918    3.10%
    States & political
      subdivisions                            21,635        235    6.58%        31,430        298    5.75%
    Federal Home Loan Bank stock               4,848         28    2.31%         5,166         31    2.40%
    Other                                      3,063         30    3.92%           662          4    2.42%
  Held-to-maturity:
    U.S. Agency obligations                   51,561        565    4.38%        64,190        709    4.42%
    States & political
      subdivisions                            29,252        390    8.08%        29,249        396    8.21%
Loans, net of unearned income:
  Real estate mortgages                      242,160      4,189    6.92%       206,930      3,020    5.84%
  Commercial                                  42,577        579    5.44%        42,899        616    5.74%
  Consumer and other                          39,300        747    7.60%        36,352        515    5.67%
Federal funds sold                                 -          -       -          4,008         23    2.30%
Interest on balances with banks                  757          9    4.76%         7,264         37    2.04%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest Income   544,382   $  7,719    5.67%       551,707   $  6,650    4.82%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,189                             7,891
Bank premises and equipment                    9,571                             9,179
Accrued interest receivable                    3,022                             2,834
Other assets                                   3,582                             2,967
Less:  Allowance for loan losses               3,790                             3,594
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 565,956                         $ 570,984
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  31,707   $     52    0.66%     $  31,219   $     33    0.42%
  Savings                                     75,056         64    0.34%        80,099         69    0.34%
  Money markets                               86,781        501    2.31%        91,457        253    1.11%
  Time - Over $100                            28,437        219    3.08%        24,143        162    2.68%
  Time - Other                                89,162        809    3.63%        86,370        546    2.53%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         20,638         91    1.76%        25,407         76    1.20%
Short-term borrowings                          6,144         81    5.27%           482          2    1.66%
Long-term borrowings                          74,194        731    3.94%        83,397        812    3.89%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     412,119   $  2,548    2.47%       422,574   $  1,953    1.85%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 87,002                                  84,131
All other liabilities                          2,179                                   1,473
Stockholders' equity                          64,656                                  62,806
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 565,956                         $ 570,984
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.20%                             2.97%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  5,171                          $  4,697
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.80%                             3.41%
  Return on average assets                                         1.11%                             0.87%
  Return on average equity                                         9.74%                             7.94%
  Average equity to average assets                                11.42%                            11.00%
  Dividend payout ratio                                           47.95%                            56.90%
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

For the three months ended March 31, 2006, the provision for loan losses increased to $127 from $122 in the three months ended March 31, 2005. Loans charged off totaled $29 and recoveries were $2 for the three months ended March 31, 2006. In the same period of 2005, loans charged off were $24 and recoveries were $2. At March 31, 2006 the allowance for loan losses was set at $3,900 or 1.18% of loans based upon the bank's analysis, compared to $3,700 or 1.27% of loans at March 31, 2005.

Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2006 and March 31, 2005, respectively:

                                               March 31,          March 31,
Three Months Ended:                              2006               2005
----------------------------------------------------------------------------
Trust department income                        $    354           $    353
Service charges on deposit accounts                 189                224
Merchant transaction income                       1,108              1,356
Other fee income                                    255                273
Other operating income                              132                153
Realized (losses) gains on securities, net            -                (13)
----------------------------------------------------------------------------
  Total Other Income                           $  2,038           $  2,346
============================================================================

Other income decreased $308 or 13.1% to $2,038 for the three months ended March 31, 2006 compared with $2,346 for the similar period of 2005. Merchant transaction income decreased $248 or 18.3% due to lower transaction volume. Service charge on deposit accounts decreased $35 or 15.6% while other fee income fell $18 or 6.6% as accommodations were made to our customers during the computer conversion that took place during the quarter. Other operating income decreased $21 or 13.7%, mainly because March 31, 2005 included the recovery of a previously written off cash item.


Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2006 and March 31, 2005, respectively:

                                               March 31,          March 31,
Three Months Ended:                              2006                2005
----------------------------------------------------------------------------
Salaries and employee benefits                 $  2,440           $  2,293
Expense of premises and fixed assets                652                675
Merchant transaction expenses                       852              1,080
Other operating expenses                          1,179              1,358
----------------------------------------------------------------------------
  Total Other Expenses                         $  5,123           $  5,406
============================================================================

Total other expenses decreased $283 or 5.2% to $5,123 for the first quarter ended March 31, 2006 compared with $5,406 for the same period of 2005. Salaries and employee benefits increased $147 or 6.4%, mainly due to additional wages related to a computer conversion during the first quarter. Merchant transaction expense decreased by $228 or 21.1% due to lower transaction volume. Other operating expenses decreased $179 or 13.2%, from decreased professional fees and general operating expenses.

Applicable income taxes increased $116 or 43.1% due to higher income along with lower tax-free income.


Loan Portfolio


Details regarding the Company's loan portfolio:

                                                      March 31,     December 31,
As Of:                                                  2006            2005
--------------------------------------------------------------------------------
Real estate - construction and land development       $  13,244      $   13,132
Real estate mortgages                                   242,605         227,853
Commercial                                               31,908          42,894
Credit card and related plans                             3,008           3,152
Installment and all other loans                          29,358          26,293
Obligations of states & political subdivisions            9,372           8,038
--------------------------------------------------------------------------------
  Loans, net of unearned income                         329,495         321,362
Less:  Allowance for loan losses                          3,900           3,800
--------------------------------------------------------------------------------
  Loans, net                                          $ 325,595      $  317,562
================================================================================

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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

                                                March 31,    December 31,     March 31,
As Of:                                            2006           2005           2005
---------------------------------------------------------------------------------------
Non-accrual loans                               $   1,443      $  1,627       $   1,534
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            349           152             268
  Credit card loans                                    12            21               4
---------------------------------------------------------------------------------------
  Total non-performing loans                        1,804         1,800           1,806
Other real estate owned                                 2            91             334
---------------------------------------------------------------------------------------
  Total non-performing assets                   $   1,806      $  1,891       $   2,140
=======================================================================================

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,443 and $1,534 at March 31, 2006 and March 31, 2005, respectively. If interest on those loans had been accrued, such income would have been $45 and $208 for the three months ended March 31, 2006 and March 31, 2005, respectively. Interest income on those loans, which is recorded only when received, amounted to $1 and $0 for March 31, 2006 and March 31, 2005, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2006 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At March 31, 2006 and December 31, 2005, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:

                                                March 31,       March 31,
Three Months Ended:                               2006            2005
-------------------------------------------------------------------------
Balance at beginning of period                  $   3,800       $   3,600
Charge-offs:
       Real estate mortgages                            -              10
       Commercial and all others                       23               -
       Credit card and related plans                    6               7
       Installment loans                                -               7
-------------------------------------------------------------------------
Total charge-offs                                      29              24
-------------------------------------------------------------------------
Recoveries:
       Real estate mortgages                            -               -
       Commercial and all others                        -               -
       Credit card and related plans                    2               1
       Installment loans                                -               1
-------------------------------------------------------------------------
Total recoveries                                        2               2
-------------------------------------------------------------------------
Net charge-offs (recoveries)                           27              22
-------------------------------------------------------------------------
Provision charged to operations                       127             122
-------------------------------------------------------------------------
       Balance at End of Period                 $   3,900       $   3,700
=========================================================================
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.008%          0.008%
=========================================================================


Management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.18% at March 31, 2006 and 1.27% at March 31, 2005.


The allowance for loan losses is allocated as follows:

As Of:                            March 31, 2006     December 31, 2005      March 31, 2005
---------------------------------------------------------------------------------------------
                                   Amount      %*      Amount       %*       Amount      %*
---------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,200    78%      $ 1,200     75%       $ 1,100    72%
Commercial and all others           2,225    12%        2,190     16%         2,170    15%
Credit card and related plans         225     1%          185      1%           180     1%
Personal installment loans            250     9%          225      8%           250    12%
---------------------------------------------------------------------------------------------
  Total                           $ 3,900   100%      $ 3,800    100%       $ 3,700   100%
=============================================================================================

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


The Company offers collateralized repurchase agreements, that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company maintains a collateralized maximum borrowing capacity of $194,628 with the Federal Home Loan Bank of Pittsburgh.


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

The Company's total risk-based capital ratio was 19.09% at March 31, 2006. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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


PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Controller concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. The Company installed new computer software encompassing most core banking applications during the quarter ended, March 31, 2006. When fully implemented the new software will provide for enhanced internal controls over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION


Item 1   -- Legal Proceedings

  None.


Item 1A  -- Risk Factors

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

At March 31, 2006, the Company owned approximately $130.0 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of March 31, 2006, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $264. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

High quality customer service, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of March 31, 2006, the Company employed 182 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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



PENSECO FINANCIAL SERVICES CORPORATION


By          /s/ CRAIG W. BEST
     ------------------------------
             Craig W. Best
           President and CEO

Dated:  May 5, 2006



By        /s/ PATRICK SCANLON
     ------------------------------
            Patrick Scanlon
              Controller

Dated:  May 5, 2006