Form 10-Q
period 2006-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2006-08-09
CIK 1054508

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

                  For the quarterly period ended June 30, 2006

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 28, 2006 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1.    Financial Statements - Consolidated

                    Balance Sheets:

                        June 30, 2006..........................................3
                        December 31, 2005......................................3

                    Statements of Income:

                        Three Months Ended June 30, 2006.......................4
                        Three Months Ended June 30, 2005.......................4
                        Six Months Ended June 30, 2006.........................5
                        Six Months Ended June 30, 2005.........................5

                    Statements of Cash Flows:
                        Six Months Ended June 30, 2006.........................6
                        Six Months Ended June 30, 2005.........................6

                    Notes to Financial Statements..............................7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................14

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....25

     Item 4.    Controls and Procedures.......................................25


Part II -- OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................26

     Item 1A.   Risk Factors..................................................26

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...28

     Item 3.    Defaults Upon Senior Securities...............................28

     Item 4.    Submission of Matters to a Vote of Security Holders...........28

     Item 5.    Other Information.............................................28

     Item 6.    Exhibits......................................................28

     Signatures...............................................................29

     Certifications...........................................................30

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                June 30,         December 31,
                                                                 2006               2005
                                                            ---------------    ---------------
ASSETS
Cash and due from banks                                        $  12,176          $  11,310
Interest bearing balances with banks                               8,959                263
Federal funds sold                                                     -                  -
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       21,135             11,573
Investment securities:
  Available-for-sale, at fair value                              110,669            147,942
  Held-to-maturity (fair value of $77,255
    and $83,130, respectively)                                    77,991             82,015
                                                            ---------------    ---------------
  Total Investment Securities
                                                                 188,660            229,957
Loans, net of unearned income                                    335,562            321,362
  Less: Allowance for loan losses                                  3,900              3,800
                                                            ---------------    ---------------
  Loans, Net                                                     331,662            317,562
Bank premises and equipment                                        9,381              9,453
Other real estate owned                                                2                 91
Accrued interest receivable                                        3,452              3,473
Other assets                                                       5,145              3,579
                                                            ---------------    ---------------
  Total Assets                                                 $ 559,437          $ 575,688
                                                            ===============    ===============
LIABILITIES
Deposits:
  Non-interest bearing                                         $  80,527          $  91,713
  Interest bearing                                               319,105            306,154
                                                            ---------------    ---------------
  Total Deposits                                                 399,632            397,867
Other borrowed funds:
  Repurchase agreements                                           20,388             30,414
  Short-term borrowings                                                -              4,626
  Long-term borrowings                                            70,669             75,401
Accrued interest payable                                           1,292              1,261
Other liabilities                                                  2,278              2,320
                                                            ---------------    ---------------
  Total Liabilities                                              494,259            511,889
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 55,238             53,607
Accumulated other comprehensive income                              (900)              (648)
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      65,178             63,799
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 559,437          $ 575,688
                                                            ================   ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended       Three Months Ended
                                                                    June 30, 2006            June 30, 2005
                                                                 ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                                            $  5,718                 $  4,516
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   1,399                    1,622
  States & political subdivisions                                          636                      643
  Other securities                                                         106                       51
Interest on Federal funds sold                                               -                       63
Interest on balances with banks                                             39                       57
                                                                 ------------------       ------------------
  Total Interest Income                                                  7,898                    6,952
                                                                 ------------------       ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              287                      178
Interest on other deposits                                               1,533                    1,002
Interest on other borrowed funds                                           866                      884
                                                                 ------------------       ------------------
  Total Interest Expense                                                 2,686                    2,064
                                                                 ------------------       ------------------
  Net Interest Income                                                    5,212                    4,888
Provision for loan losses                                                   27                        -
                                                                 ------------------       ------------------
  Net Interest Income After Provision for Loan Losses                    5,185                    4,888
                                                                 ------------------       ------------------
OTHER INCOME
Trust department income                                                    351                      362
Service charges on deposit accounts                                        227                      237
Merchant transaction income                                                732                    1,056
Other fee income                                                           303                      292
Other operating income                                                      42                      179
Realized (losses) gains on securities, net                                   -                        -
                                                                 ------------------       ------------------
  Total Other Income                                                     1,655                    2,126
                                                                 ------------------       ------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,340                    2,303
Expense of premises and fixed assets                                       582                      593
Merchant transaction expenses                                              602                      868
Other operating expenses                                                 1,308                    1,333
                                                                 ------------------       ------------------
  Total Other Expenses                                                   4,832                    5,097
                                                                 ------------------       ------------------
Income before income taxes                                               2,008                    1,917
Applicable income taxes                                                    447                      397
                                                                 ------------------       ------------------
  Net Income                                                             1,561                    1,520
Other comprehensive income, net of taxes:
     Unrealized securities (losses) gains                                 (153)                     484
                                                                 ------------------       ------------------
  Comprehensive Income                                                $  1,408                 $  2,004
                                                                 ==================       ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   0.73                 $   0.71
Cash Dividends Declared Per Common Share                              $   0.35                 $   0.33

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                  Six Months Ended         Six Months Ended
                                                                    June 30, 2006            June 30, 2005
                                                                 ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                                            $ 11,233                 $  8,667
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   2,911                    3,332
  States & political subdivisions                                        1,261                    1,337
  Other securities                                                         164                       86
Interest on Federal funds sold                                               -                       86
Interest on balances with banks                                             48                       94
                                                                 ------------------       ------------------
  Total Interest Income                                                 15,617                   13,602
                                                                 ------------------       ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              506                      340
Interest on other deposits                                               2,959                    1,903
Interest on other borrowed funds                                         1,769                    1,774
                                                                 ------------------       ------------------
  Total Interest Expense                                                 5,234                    4,017
                                                                 ------------------       ------------------
  Net Interest Income                                                   10,383                    9,585
Provision for loan losses                                                  154                      122
                                                                 ------------------       ------------------
  Net Interest Income After Provision for Loan Losses                   10,229                    9,463
                                                                 ------------------       ------------------
OTHER INCOME
Trust department income                                                    705                      715
Service charges on deposit accounts                                        416                      461
Merchant transaction income                                              1,840                    2,412
Other fee income                                                           558                      565
Other operating income                                                     174                      332
Realized (losses) gains on securities, net                                   -                      (13)
                                                                 ------------------       ------------------
  Total Other Income                                                     3,693                    4,472
                                                                 ------------------       ------------------
OTHER EXPENSES
Salaries and employee benefits                                           4,780                    4,596
Expense of premises and fixed assets                                     1,234                    1,268
Merchant transaction expenses                                            1,454                    1,948
Other operating expenses                                                 2,487                    2,691
                                                                 ------------------       ------------------
  Total Other Expenses                                                   9,955                   10,503
                                                                 ------------------       ------------------
Income before income taxes                                               3,967                    3,432
Applicable income taxes                                                    832                      666
                                                                 ------------------       ------------------
  Net Income                                                             3,135                    2,766
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                    (252)                    (213)
                                                                 ------------------       ------------------
  Comprehensive Income                                                $  2,883                 $  2,553
                                                                 ==================       ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   1.46                 $   1.29
Cash Dividends Declared Per Common Share                              $   0.70                 $   0.66

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                       Six Months Ended      Six Months Ended
                                                                                         June 30, 2006         June 30, 2005
                                                                                      ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                                 $  3,135              $  2,766
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  349                   374
  Provision for loan losses                                                                     154                   122
  Deferred income tax provision (benefit)                                                        44                     3
  Amortization of securities, (net of accretion)                                                266                   721
  Net realized losses (gains) on securities                                                       -                    13
  (Gain) loss on other real estate                                                                -                    (7)
  Decrease (increase) in interest receivable                                                     21                   177
  (Increase) decrease  in other assets                                                       (1,969)                  (64)
  Increase (decrease) in income taxes payable                                                   200                    80
  Increase (decrease) in interest payable                                                        31                   112
  (Decrease) increase in other liabilities                                                     (286)                 (218)
                                                                                      ------------------    ------------------
    Net cash provided by operating activities                                                 1,945                 4,079
                                                                                      ------------------    ------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                       (1,564)              (11,289)
  Proceeds from sales and maturities of investment securities available-for-sale             32,251                20,911
  Purchase of investment securities to be held-to-maturity                                        -                     -
  Proceeds from repayments of investment securities available-for-sale                        6,692                 8,873
  Proceeds from repayments of investment securities held-to-maturity                          3,803                 6,214
  Net loans (originated) repaid                                                             (14,256)              (14,479)
  Proceeds from other real estate                                                                91                   262
  Investment in premises and equipment                                                         (277)                 (101)
                                                                                      ------------------    ------------------
    Net cash provided (used) by investing activities                                         26,740                10,391
                                                                                      ------------------    ------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                    (16,773)                  175
  Net proceeds (payments) on time deposits                                                   18,538                (1,219)
  Increase (decrease) in federal funds purchased                                                  -                     -
  (Decrease) increase in repurchase agreements                                              (10,026)                9,364
  Net (decrease) increase in short-term borrowings                                           (4,626)                 (632)
  Repayments of long-term borrowings                                                         (4,732)               (4,569)
  Cash dividends paid                                                                        (1,504)               (1,418)
                                                                                      ------------------    ------------------
    Net cash (used) provided by financing activities                                        (19,123)                1,701
                                                                                      ------------------    ------------------
    Net increase (decrease) in cash and cash equivalents                                      9,562                16,171
Cash and cash equivalents at January 1                                                       11,573                 8,297
                                                                                      ------------------    ------------------
Cash and cash equivalents at June 30                                                       $ 21,135              $ 24,468
                                                                                      ==================    ==================

The Company paid interest and income taxes of $5,203 and $606 and $3,905 and $575, for the six month periods ended June 30, 2006 and 2005, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2006
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2005, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2006 and June 30, 2005 and for the six months ended June 30, 2006 and June 30, 2005, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2005, incorporated herein by reference.


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

The amortized cost and fair value of investment securities at June 30, 2006 and December 31, 2005 are as follows:

                               AVAILABLE-FOR-SALE

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
June 30, 2006                      Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  44,896   $        -   $      163    $  44,733
Mortgage-backed securities         37,623            -          447       37,176
States & political subdivisions    20,703          418           22       21,099
--------------------------------------------------------------------------------
  Total Debt Securities           103,222          418          632      103,008
Equity securities                   7,280          465           84        7,661
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 110,502   $      883   $      716    $ 110,669
--------------------------------------------------------------------------------

                              AVAILABLE-FOR-SALE

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
December 31, 2005                  Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  74,852   $        -   $      308    $  74,544
Mortgage-backed securities         44,408            -          407       44,001
States & political subdivisions    20,698          937            -       21,635
--------------------------------------------------------------------------------
  Total Debt Securities           139,958          937          715      140,180
Equity securities                   7,433          402           73        7,762
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 147,391   $    1,339   $      788    $ 147,942
--------------------------------------------------------------------------------


                                HELD-TO-MATURITY

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
June 30, 2006                      Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  48,738   $        1   $    2,339    $  46,400
States & political subdivisions    29,253        1,602            -       30,855
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  77,991   $    1,603   $    2,339    $  77,255
--------------------------------------------------------------------------------

                                HELD-TO-MATURITY

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
December 31, 2005                  Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  52,763   $        3   $    1,274    $  51,492
States & political subdivisions    29,252        2,386            -       31,638
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  82,015   $    2,389   $    1,274    $  83,130
--------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at June 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2006                        Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                   Amortized      Fair       Amortized    Fair
                                      Cost        Value         Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities           $  44,896    $  44,733    $      -   $      -
After five year through ten years:
  States & political
    subdivisions                           -            -         241        259
After ten years:
  States & political
    subdivisions                      20,703       21,099      29,012     30,596
--------------------------------------------------------------------------------
    Subtotal                          65,599       65,832      29,253     30,855
Mortgage-backed securities            37,623       37,176      48,738     46,400
--------------------------------------------------------------------------------
    Total Debt Securities          $ 103,222    $ 103,008    $ 77,991   $ 77,255
--------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 and December 31, 2005 are as follows:

                                  Less than twelve months    Twelve months or more            Totals
                                  -----------------------   -----------------------   ----------------------
                                     Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
June 30, 2006                        Value      Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $ 24,846   $       61     $  19,887  $    102       $  44,733  $      163
Mortgage-backed securities                 -           -        83,231     2,786          83,231       2,786
States & political subdivisions        4,925          22             -         -           4,925          22
Equities                                 522          48           653        36           1,175          84
------------------------------------------------------------------------------------------------------------
  Total                            $ 30,293   $      131     $ 103,771  $  2,924       $ 134,064  $    3,055
============================================================================================================


The table above at June 30, 2006, includes eighteen (18) securities that have unrealized losses for less than twelve months and sixteen (16) securities that have been in an unrealized loss position for twelve or more months.


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
============================================================================================================

U.S. Agency Securities


The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.


Mortgage-Backed Securities


The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases, along with the unamortized premium. The bank amortizes the premium to expected maturity and adjusts for unusual prepayments. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.


States & Political Subdivisions


The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.


Marketable Equity Securities


The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.


NOTE 5 -- Loan Portfolio


Details regarding the Company's loan portfolio:


                                                      June 30,      December 31,
As Of:                                                  2006           2005
--------------------------------------------------------------------------------
Real estate - construction and land development       $  17,576      $  13,132
Real estate mortgages                                   254,247        227,853
Commercial                                               27,285         42,894
Credit card and related plans                             3,096          3,152
Installment                                              26,168         26,293
Obligations of states & political subdivisions            7,190          8,038
--------------------------------------------------------------------------------
  Loans, net of unearned income                         335,562        321,362
Less:  Allowance for loan losses                          3,900          3,800
--------------------------------------------------------------------------------
  Loans, net                                          $ 331,662      $ 317,562
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

  A summary of the long-term debt at June 30, 2006 is as follows:

Note payable, due in monthly installments of $161, including principal and interest at a fixed rate of 2.73%, maturing March, 2008. $ 3,291

Note payable, due in monthly installments of $253, including principal and interest at a fixed rate of 3.22%, maturing March, 2010.  10,708

Note payable, due in monthly installments of $430, including principal and interest at a fixed rate of 3.74%, maturing March, 2013.  30,744

Note payable, due in monthly installments of $186, including principal and interest at a fixed rate of 4.69%, maturing March, 2023.  25,926
                                                                         -------
  Total long-term debt                                                   $70,669
                                                                         =======


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.


Aggregate maturities of long-term debt at June 30, 2006 are as follows:



     June 30,         Principal
     --------         ---------
         2007         $   9,716
         2008             9,579
         2009             8,455
         2010             8,011
         2011             5,996
   Thereafter            28,912
                      ---------
                      $  70,669
                      =========

NOTE 8 -- Employee Benefit Plans

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:

                                        Pension Benefits     Other Benefits
                                        ----------------    ----------------
Six months ended June 30,                2006      2005      2006     2005
----------------------------------------------------------------------------
Service cost                            $  218    $  208    $    2    $   2
Interest cost                              334       336         8        4
Expected return on plan assets            (445)     (378)        -        -
Amortization of prior service cost           -         -         4        2
Amortization of net loss (gain)             83        54         -        -
----------------------------------------------------------------------------
  Net periodic pension cost             $  190    $  220    $   14    $   8
----------------------------------------------------------------------------


Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $246 to its pension plan and $13 to its postretirement plan for 2006. As of July 15, 2006, $123 has been contributed to the pension plan for 2006. The Company previously disclosed that it contributed an additional $1,005 during the first quarter of 2006 to the Company's pension plan. The pension and postretirement contribution estimates have not changed since December 31, 2005. Readers should refer to the Annual Report on Form 10K for further details on the Company's defined benefit pension plan.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2006, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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



               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------

                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of June 30, 2006            Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 69,721  18.84%   > $  29,602  > 8.0%      > $ 37,002  > 10.0%
                                                 -            -           -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 65,821  17.79%   > $  14,801  > 4.0%      > $ 22,201  >  6.0%
                                                 -            -           -           -
Tier 1 Capital
(to Average Assets)           $ 65,821  11.70%   >         *  >   *       > $ 28,126  >  5.0%
                                                 -            -           -           -

*3.0% ($16,875), 4.0% ($22,501) or 5.0% ($28,126) depending on the bank's CAMELS
Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------

                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of December 31, 2005        Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 67,933  18.62%    > $ 29,188  > 8.0%      > $ 36,486  > 10.0%
                                                  -           -           -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 64,133  17.58%    > $ 14,594  > 4.0%      > $ 21,892  >  6.0%
                                                  -           -           -           -
Tier 1 Capital
(to Average Assets)           $ 64,133  11.28%    >        *  >   *       > $ 28,415  >  5.0%
                                                  -           -           -           -

*3.0% ($17,049), 4.0% ($22,732) or 5.0% ($28,415) depending on the bank's CAMELS
Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended June 30, 2006 and June 30, 2005 and for the six months ended June 30, 2006 and June 30, 2005. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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


Executive Summary

Penseco Financial Services Corporation reported an increase in net income for the three months ended June 30, 2006 of $41 or 2.7% to $1,561 or $.73 per share compared with $1,520 or $.71 per share from the year ago period. Net interest income after provision for loan losses increased $297 or 6.1%, to $5,185 for the three months ended June 30, 2006 compared to $4,888, for the same quarter of 2005. Largely, the increase resulted from higher interest on loans due to increases in interest rates as well as an increase in net loans of $40.9 million or 14.1%.

Other income decreased 22.2% or $471 to $1,655 for the three months ended June 30, 2006 compared with $2,126 for the similar period of 2005. Merchant transaction income decreased $324 or 30.7% due to lower transaction volume. Other operating income decreased $137 or 76.5% due to lower brokerage income, along with a gain on the sale of foreclosed property from the three month period ended June 30, 2005. Other expenses decreased $265 or 5.2% mainly due to lower merchant transaction expenses of $266. Applicable income taxes increased $50 due to higher operating income.

For the six months ended June 30, 2006, net income increased $369 or 13.3% to $3,135 or $1.46 per share compared with the year ago period of $2,766 or $1.29 per share. Net interest income after provision for loan losses increased $766 or 8.1% to $10,229 for the first half of 2006 from $9,463 for the same period of 2005. Largely, the increase came from higher interest and fees on loans of $2,566 or 29.6%, as net loans increased $40.9 million along with the effect of interest rate increases. Interest on investments declined by $551 or 11.2%. Other income declined $779 or 17.4% mostly in merchant transaction income as volumes declined. Total other expenses decreased $548 or 5.2% mainly due to lower merchant transaction expense. Applicable income taxes increased $166 or 24.9% due to higher operating income.

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

Net interest income after provision for loan losses increased $297 or 6.1% to $5,185 for the three months ended June 30, 2006 compared to $4,888 for the three months ended June 30, 2005. The average yield on earning assets increased 79 basis points, largely due to the growth in our loan portfolio, of $40.9 million from the comparable period of 2005.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended June 30, 2006, net interest margin was 3.90% increasing 31 basis points from 3.59% in the same period of 2005.

Total average earning assets and average interest bearing funds decreased in the three months ended June 30, 2006 as compared to 2005. Average earning assets decreased $8.7 million, or 1.6%, from $543.9 million in 2005 to $535.2 million in 2006 and average interest bearing funds decreased $5.6 million, or 1.3%, from $415.1 million to $409.5 million for the same period. As a percentage of average assets, earning assets decreased to 95.7% for the three months ended June 30, 2006 from 96.5% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended June 30, 2006 and 2005. Average loans as a percentage of average earning assets increased from 54.0% in 2005 to 62.0% in 2006, due in part to the increase of new and refinanced mortgages as well as commercial loans; average investments decreased $32.3 million from 42.7% to 37.4%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $15.0 million to $3.2 million from $18.2 million. Average time deposits increased $7.4 million or 6.7% from 26.8% of interest bearing liabilities in 2005 to 29.0% in 2006. Average short-term borrowings, long-term borrowings and repurchase agreements decreased $12.0 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 38 basis points from 4.56% in the three months ended June 30, 2005 to 4.94% for 2006. Also, average loan yields increased 95 basis points, from 6.15% in the three months ended June 30, 2005 to 7.10% in 2006.

The average time deposit costs increased 103 basis points from 2.80% in 2005 to 3.83% in 2006, along with money market accounts increasing 127 basis points from 1.37% in 2005 to 2.64% in 2006.

The most significant change in net interest income has been the growth in our loan portfolio by $40.9 million, along with higher interest rates which will have a significant positive impact on our net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2006 and June 30, 2005.

----------------------------------------------------------------------------------------------------------
                                                     June 30, 2006                     June 30, 2005
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $   2,320   $     43    7.41%
    U.S. Agency obligations                   91,738        838    3.65%       113,078        892    3.16%
    States & political
    subdivisions                              21,348        241    6.84%        20,997        237    6.84%
    Federal Home Loan Bank stock               4,853         80    6.59%         4,966         48    3.87%
    Other                                      3,140         26    3.31%           633          3    1.90%
  Held-to-maturity:
    U.S. Agency obligations                   49,661        561    4.52%        60,992        687    4.51%
    States & political
    subdivisions                              29,253        395    8.18%        29,250        406    8.41%
Loans, net of unearned income:
  Real estate mortgages                      263,475      4,445    6.75%       212,429      3,199    6.02%
  Commercial                                  29,783        628    8.43%        44,055        673    6.11%
  Consumer and other                          38,704        645    6.67%        37,021        644    6.96%
Federal funds sold                                 -          -       -          9,365         63    2.69%
Interest on balances with banks                3,225         39    4.84%         8,798         57    2.59%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                   $ 535,180      7,898    5.90%     $ 543,904      6,952    5.11%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,509                             8,847
Bank premises and equipment                    9,466                             9,052
Accrued interest receivable                    2,940                             2,957
Other assets                                   4,868                             2,879
Less:  Allowance for loan losses               3,888                             3,733
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 559,075                         $ 563,906
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  39,397   $     63    0.64%     $  33,664   $     46    0.55%
  Savings                                     72,830         63    0.35%        80,661         70    0.35%
  Money markets                               84,613        558    2.64%        83,440        285    1.37%
  Time - Over $100                            30,441        287    3.77%        24,847        178    2.87%
  Time - Other                                88,138        849    3.85%        86,364        601    2.78%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         18,872        107    2.27%        24,831         89    1.43%
Short-term borrowings                          3,412         49    5.74%           230          2    3.48%
Long-term borrowings                          71,793        710    3.96%        81,053        793    3.91%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     409,496   $  2,686    2.62%       415,090   $  2,064    1.99%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 81,191                            85,344
All other liabilities                          3,588                               843
Stockholders' equity                          64,800                            62,629
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 559,075                         $ 563,906
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.28%                             3.12%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  5,212                          $  4,888
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.90%                             3.59%
  Return on average assets                                         1.12%                             1.08%
  Return on average equity                                         9.64%                             9.71%
  Average equity to average assets                                11.59%                            11.11%
  Dividend payout ratio                                           47.95%                            46.48%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $766 or 8.1% to $10,229 for the first half of 2006 compared to $9,463 for the first half of 2005. The average yield on earning assets increased 82 basis points, largely due to higher interest rates and growth in our average loan portfolio of $40.9 million from the similar period of 2005.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 2006, net interest margin was 3.85% increasing 35 basis points from 3.50% in the same period of 2005.

Total average earning assets and average interest bearing funds decreased in the first half of 2006 as compared to 2005. Average earning assets decreased $8.0 million or 1.5%, from $547.8 million in 2005 to $539.8 million in 2006 and average interest bearing funds decreased $8.0 million, or 1.9%, from $418.8 million to $410.8 million for the same period. As a percentage of average assets, earning assets decreased to 96.0% for the first half of 2006 from 96.5% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of 2006 and 2005. Average loans as a percentage of average earning assets increased from 52.9% in 2005 to 60.8% in 2006, due in part to the increase of new and refinanced mortgages as well as commercial loans. Average investments decreased $33.4 million from 44.4% to 38.9%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $12.7 million to $2.0 from $14.7 and also decreased as a percentage of average earning assets from 2.7% in 2005 to .4% in 2006. Average time deposits increased $7.2 million or 6.5% from 26.5% of interest bearing liabilities in 2005 to 28.7% in 2006. Average short-term borrowings, long-term borrowings and repurchase agreements decreased $10.2 million to $97.5 million from $107.7 million and also decreased as a percentage of interest bearing liabilities to 23.7% in 2006 compared with 25.7% in 2005.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 27 basis points from 4.48% for the first half of 2005 to 4.75% for 2006. Also, average loan yields increased 87 basis points, from 5.98% for the first half of 2005 to 6.85% in 2006.

The average time deposit costs increased 98 basis points from 2.68% in 2005 to 3.66% in 2006, along with money market accounts increasing 124 basis points from 1.23% in 2005 to 2.47% in 2006.

The most significant change in net interest income has been the growth of our loan portfolio by $40.9 million, along with higher interest rates, which will have a significant positive impact on the net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2006 and June 30, 2005.


----------------------------------------------------------------------------------------------------------
                                                     June 30, 2006                     June 30, 2005
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $   3,698   $    127    6.87%
    U.S. Agency obligations                  100,483      1,785    3.55%       115,780      1,809    3.12%
    States & political
    subdivisions                              21,492        476    6.71%        26,213        534    6.17%
    Federal Home Loan Bank stock               4,850        109    4.49%         5,066         79    3.12%
    Other                                      3,102         55    3.55%           647          7    2.16%
  Held-to-maturity:
    U.S. Agency obligations                   50,611      1,126    4.45%        62,591      1,396    4.46%
    States & political
    subdivisions                              29,252        785    8.13%        29,250        803    8.32%
Loans, net of unearned income:
  Real estate mortgages                      252,818      8,634    6.83%       209,679      6,220    5.93%
  Commercial                                  36,180      1,207    6.67%        43,477      1,288    5.92%
  Consumer and other                          39,002      1,392    7.14%        36,687      1,159    6.32%
Federal funds sold                                 -          -       -          6,687         86    2.57%
Interest on balances with banks                1,991         48    4.82%         8,031         94    2.34%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                   $ 539,781     15,617    5.79%       547,806   $ 13,602    4.97%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,849                                        8,369
Bank premises and equipment                    9,518                                        9,116
Accrued interest receivable                    2,981                                        2,895
Other assets                                   4,225                                        2,923
Less:  Allowance for loan losses               3,839                                        3,664
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 562,515                         $ 567,445
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  35,552   $    115    0.65%     $  32,442   $     79    0.49%
  Savings                                     73,943        127    0.35%        80,380        138    0.35%
  Money markets                               85,697      1,060    2.47%        87,449        538    1.23%
  Time - Over $100                            29,439        506    3.44%        24,494        340    2.78%
  Time - Other                                88,650      1,657    3.74%        86,367      1,148    2.66%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         19,754        198    2.00%        25,119        164    1.31%
Short-term borrowings                          4,778        130    5.44%           356          6    3.37%
Long-term borrowings                          72,994      1,441    3.95%        82,224      1,604    3.90%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     410,807   $  5,234    2.55%       418,831   $  4,017    1.92%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 84,097                            84,738
All other liabilities                          2,883                             1,158
Stockholders' equity                          64,728                            62,718
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 562,515                         $ 567,445
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.24%                             3.05%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 10,383                          $  9,585
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.85%                             3.50%
  Return on average assets                                         1.11%                             0.97%
  Return on average equity                                         9.69%                             8.82%
  Average equity to average assets                                11.51%                            11.05%
  Dividend payout ratio                                           47.95%                            51.16%
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

For the three months ended June 30, 2006, the provision for loan losses increased to $27 from $0 in the three months ended June 30, 2005. Loans charged off totaled $28 and recoveries were $1 for the three months ended June 30, 2006. In the same period of 2005, loans charged off were $26 and recoveries were $48. In the first half of 2006, the provision for loan losses was $154, an increase from $122 in the first six months of 2005. Loans charged-off totaled $57 and recoveries of $3 for the six months ended June 30, 2006. In the same period of 2005 loans charged off were $50, offset by recoveries of $50. At June 30, 2006 the allowance for loan losses was set at $3,900 or 1.16% of loans based upon the bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2006 and June 30, 2005, respectively:

                                               June 30,           June 30,
Three Months Ended:                              2006               2005
---------------------------------------------------------------------------
Trust department income                        $    351           $    362
Service charges on deposit accounts                 227                237
Merchant transaction income                         732              1,056
Other fee income                                    303                292
Other operating income                               42                179
Realized (losses) gains on securities, net            -                  -
---------------------------------------------------------------------------
  Total Other Income                           $  1,655           $  2,126
---------------------------------------------------------------------------

Other income decreased $471 or 22.2% to $1,655 for the three months ended June 30, 2006 compared with $2,126 for the similar period of 2005. Merchant transaction income decreased $324 or 30.7% due to lower transaction volume. Service charges on deposit accounts decreased $10 or 4.2%. Other operating income decreased $137 or 76.5%, mainly due to lower brokerage income of $93 along with the effect of a gain on the sale of foreclosed property for the three month period of June 2005.


The following table sets forth information by category of other income for the Company for six months ended June 30, 2006 and June 30, 2005, respectively:

                                               June 30,           June 30,
Six Months Ended:                                2006               2005
---------------------------------------------------------------------------
Trust department income                        $    705           $    715
Service charges on deposit accounts                 416                461
Merchant transaction income                       1,840              2,412
Other fee income                                    558                565
Other operating income                              174                332
Realized gains (losses) on securities, net            -                (13)
---------------------------------------------------------------------------
  Total Other Income                           $  3,693           $  4,472
---------------------------------------------------------------------------

Other income decreased $779 or 17.4% to $3,693 during the first half of 2006 from $4,472 for the same period of 2005. Service charges on deposit accounts decreased $45 or 9.8%. Merchant transaction income decreased $572 or 23.7% mainly due to lower transaction volume. Other operating income decreased $158 mainly from lower brokerage income of $62 and the effect of increased collection efforts on a previously written off cash item and gains on the sale of foreclosed properties during 2005.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2006  and  June  30,  2005,
respectively:

                                               June 30,           June 30,
Three Months Ended:                              2006               2005
---------------------------------------------------------------------------
Salaries and employee benefits                 $  2,340           $  2,303
Expense of premises and fixed assets                582                593
Merchant transaction expenses                       602                868
Other operating expenses                          1,308              1,333
---------------------------------------------------------------------------
  Total Other Expenses                         $  4,832           $  5,097
---------------------------------------------------------------------------

Total other expenses decreased $265 or 5.2% to $4,832 for the three months ended June 30, 2006 compared with $5,097 for the same period of 2005. Salaries and employee benefits increased $37 or 1.6%. Merchant transaction expense decreased by $266 or 30.6% due to lower transaction volume. Other operating expenses decreased $25 or 1.9%.

Applicable income taxes increased $50 or 12.6% due to higher operating income.


The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2006 and June 30, 2005, respectively:

                                               June 30,           June 30,
Six Months Ended:                                2006               2005
---------------------------------------------------------------------------
Salaries and employee benefits                 $  4,780           $  4,596
Expense of premises and fixed assets              1,234              1,268
Merchant transaction expenses                     1,454              1,948
Other operating expenses                          2,487              2,691
---------------------------------------------------------------------------
  Total Other Expenses                         $  9,955           $ 10,503
---------------------------------------------------------------------------

Total other expenses decreased $548 or 5.2% to $9,955 during the first half of 2006 compared with $10,503 for the same period of 2005. Salaries and employee benefits expense increased $184 or 4.0%. Merchant transaction expenses decreased $494 or 25.4% due to lower transaction volume. Other operating expenses decreased $204 or 7.6% mostly from lower professional fees to comply with the Sarbanes-Oxley Act and general operating expenses.

Applicable income taxes increased $166 or 24.9% due to higher operating income.

Loan Portfolio


Details regarding the Company's loan portfolio:


                                                      June 30,      December 31,
As Of:                                                  2006           2005
--------------------------------------------------------------------------------
Real estate - construction and land development       $  17,576      $  13,132
Real estate mortgages                                   254,247        227,853
Commercial                                               27,285         42,894
Credit card and related plans                             3,096          3,152
Installment                                              26,168         26,293
Obligations of states & political subdivisions            7,190          8,038
--------------------------------------------------------------------------------
  Loans, net of unearned income                         335,562        321,362
Less:  Allowance for loan losses                          3,900          3,800
--------------------------------------------------------------------------------
  Loans, net                                          $ 331,662      $ 317,562
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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                June 30,      December 31,     June 30,
As Of:                                            2006           2005            2005
----------------------------------------------------------------------------------------
Non-accrual loans                               $   1,822       $  1,627       $   1,377
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            306            152             246
  Credit card loans                                     6             21               2
----------------------------------------------------------------------------------------
  Total non-performing loans                        2,134          1,800           1,625
Other real estate owned                                 2             91             100
----------------------------------------------------------------------------------------
  Total non-performing assets                   $   2,136       $  1,891       $   1,725
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

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,822 and $1,377 at June 30, 2006 and June 30, 2005, respectively. If interest on those loans had been accrued, such income would have been $62 and $220 for the six months ended June 30, 2006 and June 30, 2005, respectively. Interest income on those loans, which is recorded only when received, amounted to $14 and $2 for June 30, 2006 and June 30, 2005, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2006 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At June 30, 2006 and December 31, 2005, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                                 June 30,       June 30,
Three Months Ended:                                2006           2005
-------------------------------------------------------------------------
Balance at beginning of period                   $  3,900       $  3,700
Charge-offs:
  Real estate mortgages                                 -              -
  Commercial and all others                             -              -
  Credit card and related plans                        26             26
  Installment loans                                     2              -
-------------------------------------------------------------------------
Total charge-offs                                      28             26
-------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -             47
  Commercial and all others                             -              -
  Credit card and related plans                         1              1
  Installment loans                                     -              -
-------------------------------------------------------------------------
Total recoveries                                        1             48
-------------------------------------------------------------------------
Net charge-offs (recoveries)                           27            (22)
-------------------------------------------------------------------------
Provision charged to operations                        27              -
-------------------------------------------------------------------------
  Balance at End of Period                       $  3,900       $  3,722
-------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.008%        (0.007%)
-------------------------------------------------------------------------



                                                 June 30,       June 30,
Six Months Ended:                                  2006           2005
-------------------------------------------------------------------------
Balance at beginning of period                   $  3,800       $  3,600
Charge-offs:
  Real estate mortgages                                 -             10
  Commercial and all others                             8              -
  Credit card and related plans                        32             33
  Installment loans                                    17              7
-------------------------------------------------------------------------
Total charge-offs                                      57             50
-------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -             47
  Commercial and all others                             -              -
  Credit card and related plans                         3              2
  Installment loans                                     -              1
-------------------------------------------------------------------------
Total recoveries                                        3             50
-------------------------------------------------------------------------
Net charge-offs (recoveries)                           54              -
-------------------------------------------------------------------------
Provision charged to operations                       154            122
-------------------------------------------------------------------------
  Balance at End of Period                       $  3,900       $  3,722
-------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.016%         0.000%
-------------------------------------------------------------------------


Management believes the allowance for loan losses is considered adequate based on its methodology. The allowance for loan losses, as a percentage of total loans, stands at 1.16% at June 30, 2006 and 1.26% at June 30, 2005.

The allowance for loan losses is allocated as follows:

As Of:                            June 30, 2006      December 31, 2005      June 30, 2005
-------------------------------------------------------------------------------------------
                                   Amount      %*      Amount       %*       Amount      %*
-------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,200    81%      $ 1,200     75%       $ 1,100    73%
Commercial and all others           2,225    10%        2,190     16%         2,192    15%
Credit card and related plans         225     1%          185      1%           180     1%
Personal installment loans            250     8%          225      8%           250    11%
-------------------------------------------------------------------------------------------
  Total                           $ 3,900   100%      $ 3,800    100%       $ 3,722   100%
-------------------------------------------------------------------------------------------

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


The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company maintains a collateralized maximum borrowing capacity of $198,293 with the Federal Home Loan Bank of Pittsburgh.


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

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. The Bank has issued standby letters of credit for the accounts of related parties in the amount of $6,453.

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

The Company's total risk-based capital ratio was 18.84% at June 30, 2006. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. The Company installed new computer software encompassing most core banking applications during the quarter ended, March 31, 2006. Enhancements and upgrades have been made which will provide greater efficiencies and management reporting. When fully implemented, the new software will provide for enhanced internal controls over financial reporting.

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


At June 30, 2006, the Company owned approximately $110.7 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of June 30, 2006, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $111. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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


High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of June 30, 2006, the Company employed 175 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.


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

     None.

Item 3   -- Defaults Upon Senior Securities

     None.

Item 4   -- Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Penseco Financial Services Corporation was held on May 2, 2006.

     The results of the items submitted for a vote are as follows:

     The following four Directors, whose term will expire in 2010, were elected:


                         number of votes      number of votes       number of
                        cast for director  cast against director  votes not cast
                        -----------------  ---------------------  --------------

     Craig W. Best          1,970,958              15,600            161,442
     D. William Hume        1,962,045              24,513            161,442
     James G. Keisling      1,925,108              61,450            161,442
     Otto P. Robinson       1,922,150              64,408            161,442



     The amendment to the Articles of Incorporation of the Company and the addition of Article II, Section 2.9 of the Bylaws, in each case to provide that shareholders may not take any action by written consent in lieu of a meeting and may only take any actions at a duly called meeting of shareholders were approved.

         Votes for                        1,374,646
         Votes against                       73,887
         Votes abstained                     35,761
         Votes not cast                     663,706


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




PENSECO FINANCIAL SERVICES CORPORATION



By             /s/ CRAIG W. BEST
         ------------------------------
                 Craig W. Best
               President and CEO

Dated:  July 28, 2006



By            /s/ PATRICK SCANLON
         ------------------------------
                Patrick Scanlon
                  Controller

Dated:  July 28, 2006