Form 10-Q
period 2006-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2006-11-08
CIK 1054508

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

                For the quarterly period ended September 30, 2006

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

Yes | |   No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 27, 2006 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

     Item 1.    Financial Statements - Consolidated

                    Balance Sheets:

                        September 30, 2006.................................... 3
                        December 31, 2005..................................... 3

                    Statements of Income:

                        Three Months Ended September 30, 2006................. 4
                        Three Months Ended September 30, 2005................. 4
                        Nine Months Ended September 30, 2006.................. 5
                        Nine Months Ended September 30, 2005.................. 5

                    Statements of Cash Flows:
                        Nine Months Ended September 30, 2006.................. 6
                        Nine Months Ended September 30, 2005.................. 6

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

     Item 3.    Defaults Upon Senior Securities...............................28

     Item 4.    Submission of Matters to a Vote of Security Holders...........28

     Item 5.    Other Information.............................................28

     Item 6.    Exhibits......................................................28

     Signatures...............................................................28

     Certifications...........................................................29

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                             September 30,      December 31,
                                                                 2006               2005
                                                            ---------------    ---------------
ASSETS
Cash and due from banks                                        $  11,751          $  11,310
Interest bearing balances with banks                                 668                263
Federal funds sold                                                     -                  -
                                                            ---------------    ---------------
  Cash and Cash Equivalents                                       12,419             11,573
Investment securities:
  Available-for-sale, at fair value                              105,491            147,942
  Held-to-maturity (fair value of $76,930
    and $83,130, respectively)                                    76,100             82,015
                                                            ---------------    ---------------
  Total Investment Securities                                    181,591            229,957

Loans, net of unearned income                                    354,308            321,362
  Less: Allowance for loan losses                                  4,000              3,800
                                                            ---------------    ---------------
  Loans, Net                                                     350,308            317,562

Bank premises and equipment                                        9,331              9,453
Other real estate owned                                               80                 91
Accrued interest receivable                                        3,294              3,473
Other assets                                                       3,819              3,579
                                                            ---------------    ---------------
  Total Assets                                                 $ 560,842          $ 575,688
                                                            ===============    ===============
LIABILITIES
Deposits:
  Non-interest bearing                                         $  75,187          $  91,713
  Interest bearing                                               325,724            306,154
                                                            ---------------    ---------------
  Total Deposits                                                 400,911            397,867
Other borrowed funds:
  Repurchase agreements                                           18,592             30,414
  Short-term borrowings                                            2,070              4,626
  Long-term borrowings                                            68,272             75,401
Accrued interest payable                                           1,342              1,261
Other liabilities                                                  2,524              2,320
                                                            ---------------    ---------------
  Total Liabilities                                              493,711            511,889
                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                 21
Surplus                                                           10,819             10,819
Retained earnings                                                 56,360             53,607
Accumulated other comprehensive income                               (69)              (648)
                                                            ---------------    ---------------
  Total Stockholders' Equity                                      67,131             63,799
                                                            ---------------    ---------------
  Total Liabilities and Stockholders' Equity                   $ 560,842          $ 575,688
                                                            ===============    ===============

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended       Three Months Ended
                                                                 September 30, 2006       September 30, 2005
                                                                 ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                                            $  5,886                 $  4,781
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   1,267                    1,538
  States & political subdivisions                                          697                      641
  Other securities                                                          86                       43
Interest on Federal funds sold                                               -                       84
Interest on balances with banks                                             72                       62
                                                                 ------------------       ------------------
  Total Interest Income                                                  8,008                    7,149
                                                                 ------------------       ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              299                      215
Interest on other deposits                                               1,679                    1,083
Interest on other borrowed funds                                           816                      891
                                                                 ------------------       ------------------
  Total Interest Expense                                                 2,794                    2,189
                                                                 ------------------       ------------------
  Net Interest Income                                                    5,214                    4,960

Provision for loan losses                                                  143                        -
                                                                 ------------------       ------------------
  Net Interest Income After Provision for Loan Losses                    5,071                    4,960
                                                                 ------------------       ------------------
OTHER INCOME
Trust department income                                                    408                      399
Service charges on deposit accounts                                        218                      239
Merchant transaction income                                              1,387                    1,436
Other fee income                                                           319                      332
Other operating income                                                     120                      158
Realized (losses) gains on securities, net                                   -                        -
                                                                 ------------------       ------------------
  Total Other Income                                                     2,452                    2,564
                                                                 ------------------       ------------------
OTHER EXPENSES
Salaries and employee benefits                                           2,132                    2,215
Expense of premises and fixed assets                                       580                      584
Merchant transaction expenses                                            1,089                    1,136
Other operating expenses                                                 1,298                    1,411
                                                                 ------------------       ------------------
  Total Other Expenses                                                   5,099                    5,346
                                                                 ------------------       ------------------
Income before income taxes                                               2,424                    2,178
Applicable income taxes                                                    551                      481
                                                                 ------------------       ------------------
  Net Income                                                             1,873                    1,697
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                     831                     (110)
                                                                 ------------------       ------------------
  Comprehensive Income                                                $  2,704                 $  1,587
                                                                 ==================       ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   0.87                 $   0.79
Cash Dividends Declared Per Common Share                              $   0.35                 $   0.33

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                 Nine Months Ended        Nine Months Ended
                                                                 September 30, 2006       September 30, 2005
                                                                 ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                                            $ 17,119                 $ 13,448
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                   4,178                    4,870
  States & political subdivisions                                        1,958                    1,978
  Other securities                                                         250                      129
Interest on Federal funds sold                                               -                      170
Interest on balances with banks                                            120                      156
                                                                 ------------------       ------------------
  Total Interest Income                                                 23,625                   20,751
                                                                 ------------------       ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                              805                      555
Interest on other deposits                                               4,638                    2,986
Interest on other borrowed funds                                         2,585                    2,665
                                                                 ------------------       ------------------
  Total Interest Expense                                                 8,028                    6,206
                                                                 ------------------       ------------------
  Net Interest Income                                                   15,597                   14,545
Provision for loan losses                                                  297                      122
                                                                 ------------------       ------------------
  Net Interest Income After Provision for Loan Losses                   15,300                   14,423
                                                                 ------------------       ------------------
OTHER INCOME
Trust department income                                                  1,113                    1,114
Service charges on deposit accounts                                        634                      700
Merchant transaction income                                              3,227                    3,848
Other fee income                                                           877                      897
Other operating income                                                     294                      490
Realized (losses) gains on securities, net                                   -                      (13)
                                                                 ------------------       ------------------
  Total Other Income                                                     6,145                    7,036
                                                                 ------------------       ------------------
OTHER EXPENSES
Salaries and employee benefits                                           6,912                    6,811
Expense of premises and fixed assets                                     1,814                    1,852
Merchant transaction expenses                                            2,543                    3,084
Other operating expenses                                                 3,785                    4,102
                                                                 ------------------       ------------------
  Total Other Expenses                                                  15,054                   15,849
                                                                 ------------------       ------------------
Income before income taxes                                               6,391                    5,610
Applicable income taxes                                                  1,383                    1,147
                                                                 ------------------       ------------------
  Net Income                                                             5,008                    4,463
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                     579                     (323)
                                                                 ------------------       ------------------
  Comprehensive Income                                                $  5,587                 $  4,140
                                                                 ==================       ==================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                             $   2.33                 $   2.08
Cash Dividends Declared Per Common Share                              $   1.05                 $   0.99

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                      Nine Months Ended     Nine Months Ended
                                                                                      September 30, 2006    September 30, 2005
                                                                                      ------------------    ------------------
OPERATING ACTIVITIES
Net Income                                                                                 $  5,008              $  4,463
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  538                   550
  Provision for loan losses                                                                     297                   122
  Deferred income tax provision (benefit)                                                        37                    87
  Amortization of securities, (net of accretion)                                                322                 1,076
  Net realized losses (gains) on securities                                                       -                    13
  (Gain) loss on other real estate                                                               (7)                   16
  Decrease (increase) in interest receivable                                                    179                   274
  (Increase) decrease  in other assets                                                         (536)                   97
  Increase (decrease) in income taxes payable                                                   205                    74
  Increase (decrease) in interest payable                                                        81                   212
  (Decrease) increase in other liabilities                                                      (38)                 (127)
                                                                                      ------------------    ------------------
    Net cash provided by operating activities
                                                                                              6,086                 6,857
                                                                                      ------------------    ------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                      (20,241)              (22,486)
  Proceeds from sales and maturities of investment securities available-for-sale             51,745                31,072
  Purchase of investment securities to be held-to-maturity                                        -                     -
  Proceeds from repayments of investment securities available-for-sale                       11,824                14,808
  Proceeds from repayments of investment securities held-to-maturity                          5,591                 9,926
  Net loans (originated) repaid                                                             (33,123)              (26,788)
  Proceeds from other real estate                                                                98                   339
  Investment in premises and equipment                                                         (416)                 (517)
                                                                                      ------------------    ------------------
    Net cash provided (used) by investing activities                                         15,478                 6,354
                                                                                      ------------------    ------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand and savings deposits                                    (17,792)               (3,719)
  Net proceeds (payments) on time deposits                                                   20,836                 5,365
  Increase (decrease) in federal funds purchased                                                  -                     -
  (Decrease) increase in repurchase agreements                                              (11,822)                7,539
  Net (decrease) increase in short-term borrowings                                           (2,556)                   40
  Repayments of long-term borrowings                                                         (7,129)               (6,884)
  Cash dividends paid                                                                        (2,255)               (2,127)
                                                                                      ----------------      ------------------
    Net cash (used) provided by financing activities                                        (20,718)                  214
                                                                                      ----------------      ------------------
    Net increase (decrease) in cash and cash equivalents                                        846                13,425
Cash and cash equivalents at January 1                                                       11,573                 8,297
                                                                                      ------------------    ------------------
Cash and cash equivalents at September 30                                                  $ 12,419              $ 21,722
                                                                                      ==================    ==================

The Company paid interest and income taxes of $7,947 and $1,131 and $5,994 and $1,055, for the nine month periods ended September 30, 2006 and 2005, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2006
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2005, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2006 and September 30, 2005 and for the nine months ended September 30, 2006 and September 30, 2005, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

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

The amortized cost and fair value of investment securities at September 30, 2006 and December 31, 2005 are as follows:


                               Available-for-Sale

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
September 30, 2006                 Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  34,920   $       26   $       55    $  34,891
Mortgage-backed securities         32,460           61          211       32,310
States & political subdivisions    29,279        1,138            -       30,417
--------------------------------------------------------------------------------
  Total Debt Securities            96,659        1,225          266       97,618
Equity securities                   7,405          548           80        7,873
--------------------------------------------------------------------------------
  Total Available-for-Sale      $ 104,064   $    1,773   $      346    $ 105,491
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
--------------------------------------------------------------------------------

                                Held-to-Maturity

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized      Fair
September 30, 2006                 Cost       Gains        Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  46,846   $        2   $    1,161    $  45,687
States & political subdivisions    29,254        1,989            -       31,243
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  76,100   $    1,991   $    1,161    $  76,930
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
--------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at September 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



September 30, 2006                   Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                   Amortized      Fair       Amortized    Fair
                                      Cost        Value         Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities           $  24,978    $  24,922    $      -   $      -
After one year through five years:
  U.S. Agency securities               9,942        9,969           -          -
After five year through ten years:
  States & political subdivisions          -            -         626        677
After ten years:
  States & political subdivisions     29,279       30,417      28,628     30,566
--------------------------------------------------------------------------------
  Subtotal                            64,199       65,308      29,254     31,243
Mortgage-backed securities            32,460       32,310      46,846     45,687
--------------------------------------------------------------------------------
  Total Debt Securities            $  96,659    $  97,618    $ 76,100   $ 76,930
--------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 2005 are as follows:


                                  Less than twelve months    Twelve months or more            Totals
                                  -----------------------   -----------------------   ----------------------
                                     Fair     Unrealized       Fair     Unrealized       Fair     Unrealized
September 30, 2006                   Value      Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $       -   $      -      $  24,922   $     55      $  24,922   $     55
Mortgage-backed securities                 -          -         72,120      1,372         72,120      1,372
Equities                                 333          9            500         71            833         80
------------------------------------------------------------------------------------------------------------
  Total                            $     333   $      9      $  97,542   $  1,498      $  97,875   $  1,507
============================================================================================================


The table above at September 30, 2006, includes three (3) securities that have unrealized losses for less than twelve months and fourteen (14) securities that have been in an unrealized loss position for twelve or more months.


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
============================================================================================================

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases, along with the unamortized premium. The bank amortizes the premium to expected maturity and adjusts for unusual prepayments. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Marketable Equity Securities

The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.


NOTE 5 -- Loan Portfolio

Details regarding the Company's loan portfolio:


                                                    September 30,   December 31,
As Of:                                                  2006           2005
--------------------------------------------------------------------------------
Real estate - construction and land development       $  20,200      $  13,132
Real estate mortgages                                   269,950        227,853
Commercial                                               27,841         42,894
Credit card and related plans                             3,112          3,152
Installment                                              25,178         26,293
Obligations of states & political subdivisions            8,027          8,038
--------------------------------------------------------------------------------
  Loans, net of unearned income                         354,308        321,362
Less:  Allowance for loan losses                          4,000          3,800
--------------------------------------------------------------------------------
  Loans, net                                          $ 350,308      $ 317,562
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

  A summary of the long-term debt at September 30, 2006 is as follows:

Note payable, due in monthly installments of $161, including principal and interest at a fixed rate of 2.73%, maturing March, 2008. $ 2,830

Note payable, due in monthly installments of $253, including principal and interest at a fixed rate of 3.22%, maturing March, 2010.  10,034

Note payable, due in monthly installments of $430, including principal and interest at a fixed rate of 3.74%, maturing March, 2013.  29,738

Note payable, due in monthly installments of $186, including principal and interest at a fixed rate of 4.69%, maturing March, 2023.  25,670
                                                                         -------
     Total long-term debt                                                $68,272
                                                                         =======


The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at September 30, 2006 are as follows:



     September 30,        Principal
     -------------        ---------
              2007        $   9,801
              2008            9,181
              2009            8,533
              2010            7,326
              2011            6,056
        Thereafter           27,375
                          ---------
                          $  68,272
                          =========


NOTE 8 -- Employee Benefit Plans

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:


                                        Pension Benefits    Other Benefits
                                        ----------------    ---------------
Nine months ended September 30,          2006      2005      2006     2005
----------------------------------------------------------------------------
Service cost                            $  327    $  308    $    4    $   4
Interest cost                              502       502        12       12
Expected return on plan assets            (668)     (566)        -        -
Amortization of prior service cost           1         1         6        5
Amortization of net loss (gain)            124        81         -        -
----------------------------------------------------------------------------
  Net periodic pension cost             $  286    $  326    $   22    $  21
----------------------------------------------------------------------------

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $246 to its pension plan and $13 to its postretirement plan for 2006. As of October 15, 2006, $185 has been contributed to the pension plan for 2006. The Company previously disclosed that it contributed an additional $1,005 during the first quarter of 2006 to the Company's pension plan. The pension and postretirement contribution estimates have not changed since December 31, 2005. Readers should refer to the Annual Report on Form 10K for further details on the Company's defined benefit pension plan.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2006, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------

                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of September 30, 2006       Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 70,973  18.76%    > $ 30,262  > 8.0%       > $ 37,827  > 10.0%
                                                  -           -            -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 66,973  17.71%    > $ 15,131  > 4.0%       > $ 22,696  >  6.0%
                                                  -           -            -           -
Tier 1 Capital
(to Average Assets)           $ 66,973  11.93%    > $      *  >   *        > $ 28,059  >  5.0%
                                                  -           -            -           -


*3.0% ($16,835), 4.0% ($22,447) or 5.0% ($28,059) depending on the bank's CAMELS
Rating and other regulatory risk factors.


               Actual                                       Regulatory Requirements
----------------------------------------------    --------------------------------------------

                                                       For Capital                To Be
                                                    Adequacy Purposes       "Well Capitalized"
As of December 31, 2005        Amount   Ratio        Amount    Ratio          Amount    Ratio
----------------------------------------------------------------------------------------------
Total Capital
(to Risk Weighted Assets)     $ 67,933  18.62%    > $ 29,188  > 8.0%      > $ 36,486  > 10.0%
                                                  -           -           -           -
Tier 1 Capital
(to Risk Weighted Assets)     $ 64,133  17.58%    > $ 14,594  > 4.0%      > $ 21,892  >  6.0%
                                                  -           -           -           -
Tier 1 Capital
(to Average Assets)           $ 64,133  11.28%    >        *  >   *       > $ 28,415  >  5.0%
                                                  -           -           -           -

*3.0% ($17,049), 4.0% ($22,732) or 5.0% ($28,415) depending on the bank's CAMELS
Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended September 30, 2006 and September 30, 2005 and for the nine months ended September 30, 2006 and September 30, 2005. Throughout this review, the subsidiary of Penseco Financial Services Corporation, Penn Security Bank and Trust Company, is referred to as the "Company". All intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements. All information is presented in thousands of dollars, except as indicated.

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


Executive Summary

Penseco Financial Services Corporation reported an increase in net income for the three months ended September 30, 2006 of $176 or 10.4% to $1,873 or $.87 per share compared with $1,697 or $.79 per share from the year ago period. Net interest income after provision for loan losses increased $111 or 2.2%, to $5,071 for the three months ended September 30, 2006 compared to $4,960, for the same quarter of 2005. Largely, the increase resulted from higher interest on loans due to increases in interest rates as well as an increase in net loans of $18.6 million or 5.6% for the three months ended September 30, 2006 and a $47.4 million increase on a year over year comparison. Interest on investments and cash equivalents declined due to maturing investments being redeployed to fund loan growth.

Other income decreased $112 or 4.4% to $2,452 for the three months ended September 30, 2006 compared with $2,564 for the similar period of 2005. Total other expenses decreased $247 or 4.6% to $5,099 for the three months ended September 30, 2006 compared with $5,346 for the same period of 2005. Applicable income taxes increased $70 or 14.6% due to higher operating income.

For the nine months ended September 30, 2006, net income increased $545 or 12.2% to $5,008 or $2.33 per share compared with the year ago period of $4,463 or $2.08 per share. Net interest income after provision for loan losses increased $877 or 6.1% to $15,300 for the nine months ended September 30, 2006 from $14,423 for the same period of 2005. The increase in net interest income came primarily from higher interest and fees on loans, as net loans increased $32.7 million from December 31, 2005 and $47.4 million on a year over year comparison, along with increases in interest rates. Interest on investments and cash equivalents declined due to maturing investments being redeployed to fund loan growth.

Other income declined $891 or 12.7% to $6,145 during the first nine months of 2006 from $7,036 for the same period of 2005. Total other expenses decreased $795 or 5.0% to $15,054 during the first nine months of 2006 compared with $15,849 for the same period of 2005. Applicable income taxes increased $236 or 20.6% due to higher operating income.


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

Net interest income after provision for loan losses increased $111 or 2.2% to $5,071 for the three months ended September 30, 2006 compared to $4,960 for the three months ended September 30, 2005. The average yield on earning assets increased 79 basis points, largely due to the growth in our loan portfolio of $47.4 million from the comparable period of 2005.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended September 30, 2006, net interest margin was 3.91% increasing 29 basis points from 3.62% in the same period of 2005.

Average earning assets decreased $14.6 million, or 2.7%, from $548.6 million in 2005 to $534.0 million in 2006 and average interest bearing funds increased $7.8 million, or 1.9%, from $416.1 million to $423.9 million for the same period. As a percentage of average assets, earning assets decreased to 95.6% for the three months ended September 30, 2006 from 96.4% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended September 30, 2006 and 2005. Average loans as a percentage of average earning assets increased from 54.6% in 2005 to 64.2% in 2006, due in part to the increase of new and refinanced mortgages as well as commercial real estate loans; average investments decreased $46.0 million from 42.3% to 34.8%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $11.7 million to $5.2 million from $16.9 million. Average time deposits increased $8.4 million or 7.4% from 27.4% of interest bearing liabilities in 2005 to 28.8% in 2006. Average repurchase agreements and short-term borrowings decreased $9.5 million. Long-term borrowings decreased $9.3 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 78 basis points from 4.40% in the three months ended September 30, 2005 to 5.18% for 2006. Also, average loan yields increased 49 basis points, from 6.38% in the three months ended September 30, 2005 to 6.87% in 2006.

The average time deposit costs increased 108 basis points from 3.04% in 2005 to 4.12% in 2006, along with money market accounts increasing 123 basis points from 1.54% in 2005 to 2.77% in 2006.

The most significant change in net interest income has been the growth in our loan portfolio by $47.4 million from the comparable period of 2005, along with higher interest rates which has a significant positive impact on our net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2006 and September 30, 2005.


----------------------------------------------------------------------------------------------------------
                                                   September 30, 2006                 September 30, 2005
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $       -   $      -       -
    U.S. Agency obligations                   75,000        731    3.90%       115,931        898    3.10%
    States & political subdivisions           26,269        306    7.06%        21,521        232    6.53%
    Federal Home Loan Bank stock               4,562         60    5.26%         4,806         28    2.33%
    Other                                      3,086         26    3.37%         2,768         15    2.17%
  Held-to-maturity:
    U.S. Agency obligations                   47,748        536    4.49%        57,581        640    4.45%
    States & political subdivisions           29,253        391    8.10%        29,251        409    8.47%
Loans, net of unearned income:
  Real estate mortgages                      278,160      4,655    6.69%       219,421      3,442    6.27%
  Commercial                                  27,925        542    7.76%        43,074        749    6.96%
  Consumer and other                          36,788        689    7.49%        37,300        590    6.33%
Federal funds sold                                 -          -       -          9,833         84    3.42%
Interest on balances with banks                5,222         72    5.52%         7,096         62    3.49%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
Income                                       534,013   $  8,008    6.00%       548,582   $  7,149    5.21%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,158                             9,486
Bank premises and equipment                    9,378                             9,184
Accrued interest receivable                    3,038                             2,973
Other assets                                   5,797                             2,546
Less:  Allowance for loan losses               3,896                             3,714
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 558,488                         $ 569,057
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  63,148   $    106    0.67%     $  34,040   $     50    0.59%
  Savings                                     70,261         61    0.35%        79,418         70    0.35%
  Money markets                               79,787        552    2.77%        81,359        313    1.54%
  Time - Over $100                            33,767        299    3.54%        26,456        215    3.25%
  Time - Other                                88,511        960    4.34%        87,415        650    2.97%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         18,763        121    3.00%        28,414        116    1.63%
Short-term borrowings                            310          4    5.16%           226          2    3.54%
Long-term borrowings                          69,402        691    3.98%        78,747        773    3.93%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     423,949   $  2,794    2.64%       416,075   $  2,189    2.10%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 64,047                            87,556
All other liabilities                          4,928                             1,309
Stockholders' equity                          65,564                            64,117
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 558,488                         $ 569,057
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.36%                             3.11%
----------------------------------------------------------------------------------------------------------
Net Interest Income                        $   5,214                         $   4,960
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.91%                             3.62%
  Return on average assets                                         1.34%                             1.19%
  Return on average equity                                        11.43%                            10.59%
  Average equity to average assets                                11.74%                            11.27%
  Dividend payout ratio                                           40.23%                            41.77%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $877 or 6.1% to $15,300 for the first nine months of 2006 compared to $14,423 for the first nine months of 2005. The average yield on earning assets increased 81 basis points, largely due to higher interest rates and growth in our loan portfolio of $47.4 million from the similar period of 2005.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 2006, net interest margin was 3.87% increasing 33 basis points from 3.54% in the same period of 2005.

Total average earning assets and average interest bearing funds decreased in the first nine months of 2006 as compared to 2005. Average earning assets decreased $10.2 million or 1.9%, from $548.1 million in 2005 to $537.9 million in 2006 and average interest bearing funds decreased $2.7 million, or .6%, from $417.9 million to $415.2 million for the same period. As a percentage of average assets, earning assets decreased to 95.8% for the first nine months of 2006 from 96.5% for the year ago period.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the first nine months of 2006 and 2005. Average loans as a percentage of average earning assets increased from 53.5% in 2005 to 61.9% in 2006, due in part to the increase of new and refinanced mortgages as well as commercial real estate loans. Average investments decreased $37.7 million from 43.7% to 37.5%. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $12.4 million to $3.1 from $15.5 and also decreased as a percentage of average earning assets from 2.8% in 2005 to .6% in 2006. Average time deposits increased $7.6 million or 6.8% from 26.8% of interest bearing liabilities in 2005 to 28.8% in 2006. Average repurchase agreements and short-term borrowings decreased $3.8 million. Long-term borrowings decreased $9.3 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 45 basis points from 4.45% for the first nine months of 2005 to 4.90% for 2006. Also, average loan yields increased 74 basis points, from 6.12% for the first nine months of 2005 to 6.86% in 2006.

The average time deposit costs increased 102 basis points from 2.80% in 2005 to 3.82% in 2006, along with money market accounts increasing 124 basis points from 1.33% in 2005 to 2.57% in 2006.

The most significant change in net interest income has been the growth of our loan portfolio by $47.4 million from the similar period of 2005, along with higher interest rates, which has a significant positive impact on the net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2006 and September 30, 2005.


----------------------------------------------------------------------------------------------------------
                                                   September 30, 2006                 September 30, 2005
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $   2,466        127    6.87%
    U.S. Agency obligations                   91,989      2,516    3.65%       115,830      2,708    3.12%
    States & political subdivisions           23,084        782    6.84%        24,649        767    6.29%
    Federal Home Loan Bank stock               4,754        169    4.74%         4,980        107    2.86%
    Other                                      3,096         81    3.49%         1,354         22    2.17%
  Held-to-maturity:
    U.S. Agency obligations                   49,657      1,662    4.46%        60,921      2,035    4.45%
    States & political subdivisions           29,253      1,176    8.12%        29,250      1,211    8.36%
Loans, net of unearned income:
  Real estate mortgages                      261,265     13,289    6.78%       212,927      9,661    6.05%
  Commercial                                  33,428      1,749    6.98%        43,343      2,037    6.27%
  Consumer and other                          38,264      2,081    7.25%        36,891      1,750    6.33%
Federal funds sold                                 -          -       -          7,735        170    2.93%
Interest on balances with banks                3,068        120    5.22%         7,719        156    2.70%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
Income                                       537,858   $ 23,625    5.86%       548,065   $ 20,751    5.05%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,952                             8,741
Bank premises and equipment                    9,472                             9,138
Accrued interest receivable                    3,000                             2,921
Other assets                                   4,749                             2,797
Less:  Allowance for loan losses               3,858                             3,681
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 561,173                         $ 567,981
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  44,751   $    221    0.66%     $  32,975   $    129    0.52%
  Savings                                     72,716        189    0.35%        80,059        207    0.34%
  Money markets                               83,727      1,611    2.57%        85,419        852    1.33%
  Time - Over $100                            30,882        805    3.48%        25,147        555    2.94%
  Time - Other                                88,604      2,617    3.94%        86,716      1,798    2.76%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         19,424        318    2.18%        26,218        281    1.43%
Short-term borrowings                          3,288        137    5.56%           312          9    3.85%
Long-term borrowings                          71,797      2,130    3.96%        81,064      2,375    3.91%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     415,189   $  8,028    2.58%       417,910   $  6,206    1.98%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 77,413                            85,678
All other liabilities                          3,565                             1,209
Stockholders' equity                          65,006                            63,184
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 561,173                         $ 567,981
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.28%                             3.07%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 15,597                          $ 14,545
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.87%                             3.54%
  Return on average assets                                         1.19%                             1.05%
  Return on average equity                                        10.27%                             9.42%
  Average equity to average assets                                11.58%                            11.12%
  Dividend payout ratio                                           45.03%                            47.65%
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

For the three months ended September 30, 2006, the provision for loan losses increased to $143 from $0 in the three months ended September 30, 2005. Loans charged off totaled $43 and recoveries were $0 for the three months ended September 30, 2006. In the same period of 2005, loans charged off were $18 and recoveries were $0. In the first nine months of 2006, the provision for loan losses was $297, an increase from $122 in the first nine months of 2005. Loans charged-off totaled $100 and recoveries of $3 for the nine months ended September 30, 2006. In the same period of 2005 loans charged off were $68, offset by recoveries of $50. At September 30, 2006 the allowance for loan losses was set at $4,000 or 1.13% of gross loans based upon the bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2006 and September 30, 2005, respectively:

                                            September 30,      September 30,
Three Months Ended:                             2006               2005
----------------------------------------------------------------------------
Trust department income                       $    408           $    399
Service charges on deposit accounts                218                239
Merchant transaction income                      1,387              1,436
Other fee income                                   319                332
Other operating income                             120                158
Realized (losses) gains on securities, net           -                  -
----------------------------------------------------------------------------
  Total Other Income                          $  2,452           $  2,564
----------------------------------------------------------------------------

Other income decreased $112 or 4.4% to $2,452 for the three months ended September 30, 2006 compared with $2,564 for the similar period of 2005. Service charges on deposit accounts decreased $21 or 8.8%. Merchant transaction income decreased $49 or 3.4% due to lower transaction volume. Other operating income decreased $38 or 24.1% due to lower brokerage income.


The following table sets forth information by category of other income for the Company for nine months ended September 30, 2006 and September 30, 2005, respectively:

                                            September 30,      September 30,
Nine Months Ended:                              2006               2005
----------------------------------------------------------------------------
Trust department income                       $  1,113           $  1,114
Service charges on deposit accounts                634                700
Merchant transaction income                      3,227              3,848
Other fee income                                   877                897
Other operating income                             294                490
Realized gains (losses) on securities, net           -                (13)
----------------------------------------------------------------------------
  Total Other Income                          $  6,145           $  7,036
----------------------------------------------------------------------------

Other income declined $891 or 12.7% to $6,145 during the first nine months of 2006 from $7,036 for the same period of 2005. Service charges on deposit accounts decreased $66 or 9.4% due to the implementation of the free checking program. Merchant transaction income decreased $621 or 16.1% mainly due to lower transaction volume. Other operating income decreased $196 or 40.0% mainly from lower brokerage income of $102.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2006 and September 30, 2005, respectively:

                                            September 30,      September 30,
Three Months Ended:                             2006               2005
----------------------------------------------------------------------------
Salaries and employee benefits                $  2,132           $  2,215
Expense of premises and fixed assets               580                584
Merchant transaction expenses                    1,089              1,136
Other operating expenses                         1,298              1,411
----------------------------------------------------------------------------
  Total Other Expenses                        $  5,099           $  5,346
----------------------------------------------------------------------------

Total other expenses decreased $247 or 4.6% to $5,099 for the three months ended September 30, 2006 compared with $5,346 for the same period of 2005. Salaries and employee benefits decreased $83 or 3.7%. Merchant transaction expense decreased $47 or 4.1% due to lower transaction volume. Other operating expenses decreased $113 or 8.0% mostly from lower professional fees incurred to comply with the Sarbanes-Oxley Act and general operating expenses.


Applicable income taxes increased $70 or 14.6% due to higher operating income.

The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2006 and September 30, 2005, respectively:

                                            September 30,      September 30,
Nine Months Ended:                              2006                2005
----------------------------------------------------------------------------
Salaries and employee benefits                $  6,912           $  6,811
Expense of premises and fixed assets             1,814              1,852
Merchant transaction expenses                    2,543              3,084
Other operating expenses                         3,785              4,102
----------------------------------------------------------------------------
  Total Other Expenses                        $ 15,054           $ 15,849
----------------------------------------------------------------------------

Total other expenses decreased $795 or 5.0% to $15,054 during the first nine months of 2006 compared with $15,849 for the same period of 2005. Merchant transaction expenses decreased $541 or 17.5% due to lower transaction volume. Other operating expenses decreased $317 or 7.7% mostly from lower professional fees incurred to comply with the Sarbanes-Oxley Act and general operating expenses. Offsetting this decrease were increased salaries and employee benefits of $101 or 1.5%.


Applicable income taxes increased $236 or 20.6% due to higher operating income.

Loan Portfolio


Details regarding the Company's loan portfolio:


                                                    September 30,   December 31,
As Of:                                                  2006           2005
--------------------------------------------------------------------------------
Real estate - construction and land development       $  20,200      $  13,132
Real estate mortgages                                   269,950        227,853
Commercial                                               27,841         42,894
Credit card and related plans                             3,112          3,152
Installment                                              25,178         26,293
Obligations of states & political subdivisions            8,027          8,038
--------------------------------------------------------------------------------
  Loans, net of unearned income                         354,308        321,362
Less:  Allowance for loan losses                          4,000          3,800
--------------------------------------------------------------------------------
  Loans, net                                          $ 350,308      $ 317,562
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

Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                             September 30,     December 31,     September 30,
As Of:                                           2006              2005             2005
---------------------------------------------------------------------------------------------
Non-accrual loans                              $  4,165          $  1,627         $  1,496
Loans past due 90 days or more and accruing:
  Guaranteed student loans                          302               152              380
  Secured by real estate                            190                 -                -
  Credit card loans                                   8                21                4
---------------------------------------------------------------------------------------------
  Total non-performing loans                      4,665             1,800            1,880
Other real estate owned                              80                91              122
---------------------------------------------------------------------------------------------
  Total non-performing assets                  $  4,745          $  1,891         $  2,002
---------------------------------------------------------------------------------------------


Non-accrual loans increased $2,669 to $4,165 at September 30, 2006 from $1,496 at September of 2005. This increase was due to a single borrowing relationship being placed into non-accrual during the third quarter of 2006. Management feels the Company is well secured and projects no loss of principal as we work towards a quick resolution to this credit.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $4,165 and $1,496 at September 30, 2006 and September 30, 2005, respectively. If interest on those loans had been accrued, such additional income would have been $190 and $238 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Interest income on those loans, which is recorded only when received, amounted to $84 and $17 for September 30, 2006 and September 30, 2005, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2006 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At September 30, 2006 and December 31, 2005, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                               September 30,       September 30,
Three Months Ended:                                2006                2005
--------------------------------------------------------------------------------
Balance at beginning of period                    $ 3,900             $ 3,722
Charge-offs:
  Real estate mortgages                                34                   -
  Commercial and all others                             -                   -
  Credit card and related plans                         5                  13
  Installment loans                                     4                   5
--------------------------------------------------------------------------------
Total charge-offs                                      43                  18
--------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -                   -
  Commercial and all others                             -                   -
  Credit card and related plans                         -                   -
  Installment loans                                     -                   -
--------------------------------------------------------------------------------
Total recoveries                                        -                   -
--------------------------------------------------------------------------------
Net charge-offs (recoveries)                           43                  18
--------------------------------------------------------------------------------
Provision charged to operations                       143                   -
--------------------------------------------------------------------------------
  Balance at End of Period                        $ 4,000             $ 3,704
--------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                        0.013%              0.006%
--------------------------------------------------------------------------------


                                               September 30,       September 30,
Nine Months Ended:                                 2006                2005
--------------------------------------------------------------------------------
Balance at beginning of period                    $ 3,800             $ 3,600
Charge-offs:
  Real estate mortgages                                34                  10
  Commercial and all others                             8                   -
  Credit card and related plans                        37                  46
  Installment loans                                    21                  12
--------------------------------------------------------------------------------
Total charge-offs                                     100                  68
--------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -                  47
  Commercial and all others                             -                   -
  Credit card and related plans                         3                   2
  Installment loans                                     -                   1
--------------------------------------------------------------------------------
Total recoveries                                        3                  50
--------------------------------------------------------------------------------
Net charge-offs (recoveries)                           97                  18
--------------------------------------------------------------------------------
Provision charged to operations                       297                 122
--------------------------------------------------------------------------------
  Balance at End of Period                        $ 4,000             $ 3,704
--------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                        0.029%              0.006%
--------------------------------------------------------------------------------


The allowance for loan losses at September 30, 2006 was $4,000 or 1.13% of total loans compared to $3,704 or 1.21% of total loans at September 30, 2005. Management continues to believe the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:

As Of:                            September 30, 2006      December 31, 2005      September 30, 2005
---------------------------------------------------------------------------------------------------
                                    Amount       %*         Amount       %*        Amount       %*
---------------------------------------------------------------------------------------------------
Real estate mortgages              $ 1,200     82%         $ 1,200     75%        $ 1,100     74%
Commercial and all others            2,300     10%           2,190     16%          2,174     14%
Credit card and related plans          250      1%             185      1%            180      1%
Personal installment loans             250      7%             225      8%            250     11%
---------------------------------------------------------------------------------------------------
  Total                            $ 4,000    100%         $ 3,800    100%        $ 3,704    100%
---------------------------------------------------------------------------------------------------

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


The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company maintains a collateralized maximum borrowing capacity of $228,219 with the Federal Home Loan Bank of Pittsburgh.


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

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. The Bank has issued standby letters of credit for the accounts of related parties in the amount of $6,248.

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

The Company's total risk-based capital ratio was 18.76% at September 30, 2006. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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


PART 1.  FINANCIAL INFORMATION,  Item 4 --

                             CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Controller concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

At September 30, 2006, the Company owned approximately $105.5 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of September 30, 2006, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $942. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

Compliance Risk

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

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of September 30, 2006, the Company employed 167 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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




PENSECO FINANCIAL SERVICES CORPORATION



By             /s/ CRAIG W. BEST
         -----------------------------
                 Craig W. Best
               President and CEO

Dated:  October 30, 2006



By            /s/ PATRICK SCANLON
         -----------------------------
                Patrick Scanlon
                  Controller

Dated:  October 30, 2006