Form 10-K
period 2006-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2007-03-16
CIK 1054508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                    Common Stock, Par Value $ .01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )    Accelerated filer (X)   Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on June 30, 2006, based on the closing price of such stock on that date, equals approximately $79,136,087.

The number of shares of common stock outstanding as of February 9, 2007 equals 2,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement relating to the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

                  Penseco Financial Services Corporation / 2006 Annual Report  9

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

     The Company's principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, investor services, marketing, audit, credit card, human resources, executive, data processing, central loan processing and central bookkeeping offices. There are eight additional offices.

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

10 Penseco Financial Services Corporation / 2006 Annual Report

     Nonetheless, to the best of management's knowledge, there are also no particular risk elements in the local economy that put a group or category of loans at increased risk. Also the Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are also not materially affected by seasonal changes

Market Risk

Changes in interest rates could affect our investment values and net interest income.

At December 31, 2006, the Company owned approximately $91.7 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of December 31, 2006, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $1,011. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

Operational Risk

The Company needs to continually attract and retain qualified personnel for its operations. High quality customer service, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of December 31, 2006, the Company employed 171 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

                  Penseco Financial Services Corporation / 2006 Annual Report 11

Our operations could be affected if we do not have access to modern and reliable technology.

The Company operates in a highly-automated environment, wherein almost all transactions are processed by computer software to produce results. To remain competitive, the Company must continually evaluate the adequacy of its data processing capabilities and make revisions as needed. The Company has recently upgraded its computer technology at a total cost of $1.5 million.

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

Our costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund our plans with higher amounts of cash than are anticipated by our actuaries. Such increased funding obligations could have a material impact on our liquidity by reducing our cash flows.

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

12 Penseco Financial Services Corporation / 2006 Annual Report

                                    Part II
                                    -------

ITEM 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

This Form 10-K is the Company's  annual  disclosure  statement as required under
Section 13 or 15(d) of the Securities Exhchange Act of 1934. Questions may be directed to any branch location of the Company or by contacting the Controller's office at:

                          Patrick Scanlon, Controller
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                       Scranton, Pennsylvania 18503-1848
                                 1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

Boenning & Scattergood, Inc.                          Jefferies & Company, Inc.
Ferris, Baker, Watts, Inc.                            Knight Equity Markets, LP
Hill Thompson Magid & Company, Inc.                   Monroe Securities, Inc.
Hudson Securities, Inc..                              Ryan, Beck & Company, Inc.

The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                               Dividends Paid
2006              High     Low   Per Share
---------------------------------------------
First Quarter     $ 46    $ 41   $  .35
Second Quarter      45      42      .35
Third Quarter       43      41      .35
Fourth Quarter      44      41      .45
                                 ------
                                 $ 1.50
                                 ======


                               Dividends Paid
2005              High     Low   Per Share
---------------------------------------------
First Quarter     $ 48    $ 39   $  .33
Second Quarter      47      42      .33
Third Quarter       44      41      .33
Fourth Quarter      43      41      .45
                                 ------
                                 $ 1.44
                                 ======



A graph depicts Dividends Paid (in millions)       Year
-------------------------------------------------------
               $ 3,222                             2006
                 3,094                             2005
                 2,900                             2004
                 2,900                             2003
                 2,899                             2002


As of February 9, 2007 there were approximately 895 stockholders of the Company based on the number of holders of record.

Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 23 and 46.

TRANSFER AGENT

Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.

                    QUARTERLY FINANCIAL AMOUNTS (unaudited)
                    (in thousands, except per share amounts)

                            First    Second     Third    Fourth
2006                       Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------
Net Interest Income        $ 5,171   $ 5,212   $ 5,214   $ 5,271
Provision for Loan Losses      127        27       143       136
Other Income                 2,038     1,655     2,452     2,060
Other Expenses and Taxes     5,508     5,279     5,650     6,195
Net Income                   1,574     1,561     1,873     1,000
Earnings Per Share         $   .73   $   .73   $   .87   $   .47


                            First    Second     Third    Fourth
2005                       Quarter   Quarter   Quarter   Quarter
----------------------------------------------------------------
Net Interest Income        $ 4,697   $ 4,888   $ 4,960   $ 5,045
Provision for Loan Losses      122         -         -       141
Other Income                 2,346     2,126     2,564     1,838
Other Expenses and Taxes     5,675     5,494     5,827     5,336
Net Income                   1,246     1,520     1,697     1,406
Earnings Per Share         $   .58   $   .71   $   .79   $   .65

                  Penseco Financial Services Corporation / 2006 Annual Report 13

                     PENSECO FINANCIAL SERVICES CORPORATION

     The following line graph sets forth comparative information regarding the Company's cumulative shareholder return on its Common Stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the investment period. The Company's cumulative shareholder return based on an investment of $100 at the beginning of the five-year period begining December 31, 2001 is compared to the cumulative total return of the Russell 2000 Index ("Russell 2000") and the SNL Securities Northeast Quadrant Pink Sheet Banks Index ("Pink Banks"), which more closely reflects the Company's peer group. The yearly points marked on the horizontal axis of the graph correspond to December 31st of that year.


                         Total Return Performance Graph

                                                               Period Ending
                                       ---------------------------------------------------------------
Index                                  12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
------------------------------------------------------------------------------------------------------
Penseco Financial Services Corporation  100.00     123.66     150.02     159.18     164.69     173.59
Russell 2000                            100.00      79.52     117.09     138.55     144.86     171.47
SNL Northeast OTC-BB and Pink Banks     100.00     121.20     176.77     205.94     205.31     212.18

14 Penseco Financial Services Corporation / 2006 Annual Report

ITEM 6  Selected Financial Data

(in thousands, except per share amounts)

RESULTS OF OPERATIONS:

                                     2006         2005         2004         2003         2002
---------------------------------------------------------------------------------------------
Interest Income                 $  31,922    $  28,170    $  25,385    $  26,014    $  27,899
Interest Expense                   11,054        8,580        7,579        8,228        8,011
---------------------------------------------------------------------------------------------
Net Interest Income                20,868       19,590       17,806       17,786       19,888
Provision for Loan Losses             433          263          144          476          813
---------------------------------------------------------------------------------------------
Net Interest Income after
   Provision for Loan Losses       20,435       19,327       17,662       17,310       19,075
Other Income                        8,205        8,874        9,594       10,743       11,032
Other Expenses                     21,037       20,719       20,584       20,454       21,098
Income Taxes                        1,595        1,613        1,071        1,628        2,256
---------------------------------------------------------------------------------------------
Net Income                      $   6,008    $   5,869    $   5,601    $   5,971    $   6,753
=============================================================================================

BALANCE SHEET AMOUNTS:
Assets                          $ 569,821    $ 575,688    $ 563,708    $ 584,590    $ 496,956
Investment Securities           $ 166,080    $ 229,957    $ 262,678    $ 293,125    $ 139,132
Net Loans                       $ 365,722    $ 317,562    $ 276,576    $ 236,882    $ 285,509
Deposits                        $ 413,800    $ 397,867    $ 395,301    $ 407,944    $ 414,664
Long-Term Borrowings            $  65,853    $  75,401    $  84,620    $  93,523    $       -
Stockholders' Equity            $  66,571    $  63,799    $  62,376    $  60,807    $  58,975

PER SHARE AMOUNTS:
Earnings per Share              $    2.80    $    2.73    $    2.61    $    2.78    $    3.14
Dividends per Share             $    1.50    $    1.44    $    1.35    $    1.35    $    1.35
Book Value per Share            $   30.99    $   29.70    $   29.04    $   28.31    $   27.46
Common Shares Outstanding       2,148,000    2,148,000    2,148,000    2,148,000    2,148,000

FINANCIAL RATIOS:
Net Interest Margin                 3.89%        3.57%        3.18%        3.24%        4.21%
Return on Average Assets            1.07%        1.03%         .96%        1.05%        1.37%
Return on Average Equity            9.15%        9.23%        9.11%        9.87%       11.79%
Average Equity to Average Assets   11.68%       11.19%       10.57%       10.59%       11.58%
Dividend Payout Ratio              53.57%       52.75%       51.72%       48.56%       42.99%

                  Penseco Financial Services Corporation / 2006 Annual Report 15

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

SUMMARY

Net earnings for 2006 totalled $6,008, an increase of $139 or 2.4% from the $5,869 earned in 2005, which was an increase of $268 or 4.8% from the $5,601 earned in 2004. Net earnings per share were $2.80 in 2006, compared with $2.73 in 2005 and $2.61 in 2004. Core after tax earnings for 2006, excluding a Voluntary Early Retirement Initiative (VERI) and security gains, increased by $658 or 11.2% compared with 2005. The Company recorded an expense of $1,119 in the 4th quarter of 2006 in connection with the VERI. The Company anticipates after tax cost savings of approximately $1,571 over the next three years. Net earnings for 2006 increased from 2005 mainly from higher interest income from strong loan demand experienced during 2006. This was offset by a higher provision for loan losses and lower non-interest income, as well as, increased operating expenses. Income taxes were slightly lower than year ago levels. Core after tax earnings for 2005, excluding one time securities gains or losses increased by $513 or 9.6% compared with 2004. Net earnings for 2005 increased from 2004 mainly due to higher interest income from strong loan demand experienced during 2005. This was offset by a higher provision for loan losses and lower non-interest income. Income taxes were higher largely from increased operating income and lower tax-free income.
     The Company's return on average assets was 1.07% in 2006 compared to 1.03% in 2005 and .96% in 2004. Return on average equity was 9.15%, 9.23% and 9.11% in 2006, 2005 and 2004, respectively.

A graph depicts Net Income (in millions)    Year
------------------------------------------------
            $ 6,008                         2006
              5,869                         2005
              5,601                         2004
              5,971                         2003
              6,753                         2002


A graph depicts Return on Average Assets    Year
------------------------------------------------
            1.07%                           2006
            1.03%                           2005
             .96%                           2004
            1.05%                           2003
            1.37%                           2002

16 Penseco Financial Services Corporation / 2006 Annual Report

RESULTS OF OPERATIONS

NET INTEREST INCOME

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.
     Net interest income increased $1.3 million or 6.6% to $20.9 million for 2006 compared to $19.6 million for 2005. Loan interest income was higher overall for 2006 due to increases in the volume of new loans and interest rates.
Investment income decreased due in part to the return of principal on the Mortgage-Backed Securities portfolio and maturities of U.S. Agency Securities. The proceeds were used to fund loan demand. Interest expense for 2006 increased $2.5 million or 29.1% to $11.1 million for 2006 compared to $8.6 million in 2005. The increase is primarily due to increases in interest rates through 2005.
     Net interest income increased $1.8 million or 10.1% to $19.6 million for 2005 compared to $17.8 million for 2004. Loan interest income was higher overall for 2005 due to increases in volume of new loans and interest rates. Investment income decreased due in part to the return of principal on the Mortgage-Backed Securities portfolio and the sale of $10 million long term fixed rate municipal securities during the first quarter of 2005. Interest expense for 2005 increased $1.0 million or 13.2% to $8.6 million for 2005 compared to $7.6 million in 2004. The increase in primarily due to increases in interest rates as the Federal Reserve continued to raise interest rates through 2005.
     Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2006 was 3.9% compared with 3.6% for the year ended December 31, 2005 and 3.2% for the year ended December 31, 2004.
     Interest income in 2006 totalled $31.9 million, compared to $28.2 million in 2005, an increase of $3.7 million or 13.1%. The yield on average interest-earning assets increased to 6.0% in 2006, compared to 5.1% in 2005. Average interest-earning assets decreased in 2006 to $536.9 million from $548.2 million in 2005. Average loans, which are typically the Company's highest yielding earning assets, increased $42.0 million or 14.1% in 2006. Average loans represented 63.3% of 2006 average interest-earning assets, compared to 54.3% in 2005. Income on loans increased $4.8 million or 25.8% in 2006, compared to an increase in loan income of $5.0 million or 36.8% during 2005. Investment securities decreased on average by $43.0 million or 18.1% to $194.1 million compared to $237.1 million in 2005. Income on investments declined $.8 million or 8.7% to $8.4 million in 2006, from $9.2 million in 2005.
     The average rate paid on interest-bearing liabilities during 2006 was 2.6%, compared to 2.1% in 2005.
     Interest income in 2005 totalled $28.2 million, compared to $25.4 million in 2004, an increase of $2.8 million or 11.0%. The yield on average interest-earning assets was 5.1% in 2005, compared to 4.5% in 2004. Average interest-earning assets decreased in 2005 to $548.2 million from $560.3 million in 2004. Average loans, which are typically the Company's highest yielding earning assets, increased $41.8 million or 16.3% in 2005. Average loans represented 54.3% of 2005 average interest-earning assets, compared to 45.7% in 2004. Interest expense also increased $1.0 million or 13.1% in 2005 to $8.6 million from $7.6 million in 2004.
     The average rate paid on interest-bearing liabilities during 2005 was 2.1%, compared to 1.7% in 2004.
     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.


A graph depicts Net Interest Income (in millions)      Year
-----------------------------------------------------------
                  $  20,868                            2006
                     19,590                            2005
                     17,806                            2004
                     17,786                            2003
                     19,888                            2002


                  Penseco Financial Services Corporation / 2006 Annual Report 17

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the years 2006, 2005 and 2004.


                                                    2006                            2005                            2004
------------------------------------------------------------------------------------------------------------------------------------
                                        Average   Revenue/   Yield/     Average   Revenue/   Yield/     Average   Revenue/   Yield/
                                        Balance   Expense     Rate      Balance   Expense    Rate       Balance   Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities:
  Available-for-sale:
    U.S. Treasury securities           $       -  $      -       -%    $   1,849  $      7    6.87%    $   6,206  $    370    5.96%
    U.S. Agency obligations               83,355     3,186    3.82       116,429     3,650    3.13       133,231     4,340    3.26
    States & political subdivisions       24,851     1,114    6.79        23,873     1,006    6.38        41,142     1,931    7.11
    Federal Home Loan Bank stock           4,738       232    4.90         4,907       143    2.91         5,704        94    1.65
    Other                                  3,119       108    3.46         1,765        47    2.66           549        13    2.37
  Held-to-maturity:
    U.S. Agency obligations               48,801     2,174    4.45        59,036     2,631    4.46        74,291     3,334    4.49
    States & political subdivisions       29,221     1,574    8.16        29,250     1,610    8.34        31,103     1,545    7.53
Loans, net of unearned income:
  Real estate mortgages                  270,445    18,459    6.83       217,942    13,396    6.15       185,440    10,044    5.42
  Commercial                              31,690     2,131    6.72        42,820     2,782    6.50        36,312     1,814    5.00
  Consumer and other                      37,679     2,784    7.39        37,037     2,391    6.46        34,287     1,774    5.17
Federal funds sold                             -         -       -         6,011       176    2.93         5,434        58    1.07
Interest on balances with banks            3,047       160    5.25         7,302       211    2.89         6,589        68    1.03
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets/
  Total Interest Income                  536,946  $ 31,922    5.95%      548,221  $ 28,170    5.14%      560,288  $ 25,385    4.53%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                   10,534                           8,961                           8,732
Bank premises and equipment                9,427                           9,184                           9,593
Accrued interest receivable                3,035                           2,967                           3,225
Other assets                               6,243                           2,663                           3,040
Less: Allowance for loan losses            3,895                           3,686                           3,523
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $ 562,290                       $ 568,310                       $ 581,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing              $  49,753  $    347     .70%    $  32,821  $    190     .58%    $  31,425  $    115     .37%
  Savings                                 71,624       248     .35        79,262       275     .35        81,812       346     .42
  Money markets                           83,349     2,225    2.67        84,115     1,246    1.48        89,161       707     .79
  Time - Over $100                        32,692     1,408    4.31        26,088       808    3.10        28,067       806    2.87
  Time - Other                            88,614     3,384    3.82        86,995     2,501    2.87        92,752     1,985    2.14
Repurchase agreements                     19,457       455    2.34        27,546       415    1.51        22,817       167     .73
Short-term borrowings                      3,466       189    5.45           378        19    5.03           595        10    1.68
Long-term borrowings                      70,592     2,798    3.96        79,919     3,126    3.91        88,955     3,443    3.87
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                 419,547  $ 11,054    2.63%      417,124  $  8,580    2.06%      435,584  $  7,579    1.74%
------------------------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             72,950                          86,302                          82,757
All other liabilities                      4,141                           1,270                           1,545
Stockholders' equity                      65,652                          63,614                          61,469
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                 $ 562,290                       $ 568,310                       $ 581,355
Interest Spread                                               3.32%                           3.08%                           2.79%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 20,868                        $ 19,590                        $ 17,806

FINANCIAL RATIOS
Net interest margin                                           3.89%                           3.57%                           3.18%
Return on average assets                                      1.07%                           1.03%                            .96%
Return on average equity                                      9.15%                           9.23%                           9.11%
Average equity to average assets                             11.68%                          11.19%                          10.57%
Dividend payout ratio                                        53.57%                          52.75%                          51.72%

18 Penseco Financial Services Corporation / 2006 Annual Report

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE


                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2006 compared to 2005                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (127)  $   (127)   $   (127)    $   127
                 U.S. Agency obligations               (464)    (1,035)        803        (232)
                 States & political subdivisions        108         33          64          11
                 Equity securities                      150         34          99          17
               Held-to-maturity:
                 U.S. Agency obligations               (457)      (456)         (6)          5
                 States & political subdivisions        (36)        (2)        (34)          -
             Loans, net of unearned income:
               Real estate mortgages                  5,063      3,229       1,482         352
               Commercial                              (651)      (723)         94         (22)
               Consumer and other                       393         41         344           8
             Federal funds sold                        (176)      (176)       (176)        176
             Interest bearing balances with banks       (51)      (123)        172        (100)
             ----------------------------------------------------------------------------------
               Total Interest Income                  3,752        695       2,715         342
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                157         98          39          20
LIABILITIES    Savings                                  (27)       (27)          -           -
               Money markets                            979        (11)      1,001         (11)
               Time - Over $100                         600        205         316          79
               Time - Other                             883         46         822          15
             Repurchase agreements                       40       (122)        229         (67)
             Short-term borrowings                      170        155           2          13
             Long-term borrowings                      (328)      (365)         40          (3)
             ----------------------------------------------------------------------------------
               Total Interest Expense                 2,474        (21)      2,449          46
             ----------------------------------------------------------------------------------
               Net Interest Income                 $  1,278   $    716    $    266     $   296
             ==================================================================================

                                                     Dollar                             Change
                                                     Amount   Change in   Change in    in Rate-
             2005 compared to 2004                 of Change   Volume        Rate       Volume
             ----------------------------------------------------------------------------------
EARNING      Investment securities:
ASSETS         Available-for-sale:
                 U.S. Treasury securities          $   (243)  $   (260)   $     56     $   (39)
                 U.S. Agency obligations               (690)      (548)       (173)         31
                 States & political subdivisions       (925)      (810)       (197)         82
                 Equity securities                       83          7          71           5
               Held-to-maturity:
                 U.S. Agency obligations               (703)      (685)        (22)          4
                 States & political subdivisions         65        (92)        165          (8)
             Loans, net of unearned income:
               Real estate mortgages                  3,352      1,762       1,354         236
               Commercial                               968        325         545          98
               Consumer and other                       617        142         442          33
             Federal funds sold                         118          6         101          11
             Interest bearing balances with banks       143          7         123          13
             ----------------------------------------------------------------------------------
               Total Interest Income                  2,785       (146)      2,465         466
             ----------------------------------------------------------------------------------
INTEREST     Deposits:
BEARING        Demand - Interest bearing                 75          5          66           4
LIABILITIES    Savings                                  (71)       (11)        (57)         (3)
               Money markets                            539        (40)        615         (36)
               Time - Over $100                           2        (57)         65          (6)
               Time - Other                             516       (123)        677         (38)
             Repurchase agreements                      248         35         178          35
             Short-term borrowings                        9         (4)         20          (7)
             Long-term borrowings                      (317)      (350)         36          (3)
             ----------------------------------------------------------------------------------
               Total Interest Expense                 1,001       (545)      1,600         (54)
             ----------------------------------------------------------------------------------
               Net Interest Income                 $  1,784   $    399    $    865     $   520
             ==================================================================================

                  Penseco Financial Services Corporation / 2006 Annual Report 19

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio.
     The provision for loan losses was $433 in 2006, an increase of 64.6% compared to $263 for 2005. The increase in the provision was due to the Company's increased loan portfolio.
     The Company believes that the judgments used in establishing the Allowance for Loan Losses are based on reliable information. In assessing the sufficiency of the Allowance for Loan Losses, management considers, how well prior estimates have related to actual experience. The Company continually monitors the risk elements, historical rates and other data used in establishing the allowance on a periodic basis. The Company has not found it necessary to change the allowance by material amounts, which would call into question the reliability of the judgments used in its calculation.
     There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk.
     The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,                        2006          2005          2004
--------------------------------------------------------------------------------
Trust department income                     $  1,483      $  1,479      $  1,353
Service charges on
  deposit accounts                               860           940         1,056
Merchant transaction income                    3,947         4,521         5,001
Other fee income                               1,423         1,575         1,650
Other operating income                           173           372           177
Realized gains (losses) on
  securities, net                                319           (13)          357
--------------------------------------------------------------------------------
  Total Other Income                        $  8,205      $  8,874      $  9,594
--------------------------------------------------------------------------------

Other income declined $669 or 7.5% to $8,205 during 2006, from $8,874 for the same period of 2005. Service charges on deposit accounts decreased $80 or 8.5%, largely due to the implementation of the free checking program. Merchant transaction income decreased $574 or 12.7%, mainly due to lower transaction volume. Other fee income declined $152 or 9.7%, including reduced brokerage income of $98 or 26.6%. Other operating income decreased $199, mainly from lower Sunny Day income of $143 from 2005. The Sunny Day income rebate program was discontinued in 2005. The Company realized a gain on the sale of securities of $319 which was used to partly offset the cost associated with the VERI discussed earlier.
     Other income decreased $720 or 7.5% during 2005 to $8,874 from $9,594 for 2004. Service charge income decreased $116 or 11.0%. Merchant transaction income declined $480 or 9.6%, mainly from lower volumes. Other fee income declined $75 or 4.5%, including reduced brokerage income of $140 or 27.5%. The Company experienced a loss on securities of $13 in 2005 compared to a gain on securities of $357 in 2004. Offsetting these declines were increases in trust department income of $126 or 9.3% and other operating income of $195 or 110.2%.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,                        2006          2005          2004
--------------------------------------------------------------------------------
Salaries and employee
  benefits                                  $ 10,315      $  9,261      $  9,165
Expense of premises and
  equipment, net                               2,397         2,455         2,391
Merchant transaction
  expenses                                     3,141         3,646         4,058
Other operating expenses                       5,184         5,357         4,970
--------------------------------------------------------------------------------
  Total Other Expenses                      $ 21,037      $ 20,719      $ 20,584
--------------------------------------------------------------------------------

Total other expenses increased $318 or 1.5% to $21,037 during 2006 compared with $20,719 the same period of 2005. Salaries and employee benefits increased $1,054 or 11.4%, primarily due to the $1,119 expense recorded in the fourth quarter of 2006 in connection with the VERI. The Company anticipates after tax cost savings of approximately $1,571 over the next three years. Merchant transaction expenses decreased $505 or 13.9%, due to lower transaction volume. Other operating expenses decreased $173 or 3.2%, mostly from lower professional fees and general operating expenses.
     Other expenses increased $135 or 1.0% for 2005 to $20,719 from $20,584 for 2004. Occupancy expense increased $122 or 9.7%. Other operating expenses increased $387 or 7.8%, mainly due to increased professional services. Merchant transaction expenses declined $412 or 10.2% due to lower volumes.

INCOME TAXES

Federal income tax expense decreased $18 or 1.1% to $1,595 in 2006 compared to $1,613 in 2005, due to increased operating income offset by higher tax-free income.
     Federal income tax expense increased $542 or 50.6% to $1,613 in 2005 compared to $1,071 in 2004, due to increased operating income and decreased taxfree income.
     The Company's effective income tax rate for 2006, 2005 and 2004 was 21.0%, 21.6% and 16.1%, respectively.
     The Company uses the asset and liability method of accounting for deferred income taxes. If current available information raises doubt as to the realization of deferred tax assets, a valuation allowance is established. The Company evaluates the recoverability of deferred tax assets based on its ability to generate future profits. The Company employs budgeting and periodic reporting processes to continually monitor its progress. Historically, the Company has had sufficient profits for recovery of deferred tax benefits.
     For further discussion pertaining to Federal income taxes, see Note 15 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets decreased $5.9 million or 1.0% during 2006 to $569.8 million at December 31, 2006 compared to $575.7 million at December 31, 2005. For the year ended December 31, 2005, total assets increased $12.0 million or 2.1% to $575.7 million compared to $563.7 million at December 31, 2004.

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.
     The following table presents the carrying value, by security type, for the Company's investment portfolio:

December 31,                                  2006          2005          2004
--------------------------------------------------------------------------------
U.S.Treasury securities                  $       -     $       -     $   5,077
U.S. Agency obligations                     99,247       171,308       190,547
States & political subdivisions             59,471        50,887        60,789
Equity securities                            7,362         7,762         6,265
--------------------------------------------------------------------------------
  Total Investment Securities            $ 166,080     $ 229,957     $ 262,678
--------------------------------------------------------------------------------

20 Penseco Financial Services Corporation / 2006 Annual Report

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:

December 31,                           2006        2005        2004        2003        2002
-------------------------------------------------------------------------------------------
Real estate - construction
  and land development            $  23,714   $  13,132   $   6,805   $   3,078   $   5,031
Real estate mortgages               284,323     227,853     196,149     172,964     217,883
Commercial                           26,265      42,894      41,560      30,056      30,077
Credit card and related plans         3,282       3,152       2,872       2,403       2,320
Installment                          25,532      26,293      25,679      25,855      27,306
Obligations of states &
  political subdivisions              6,806       8,038       7,111       6,026       6,239
-------------------------------------------------------------------------------------------
  Loans, net of unearned income     369,922     321,362     280,176     240,382     288,856
-------------------------------------------------------------------------------------------
Less: Allowance for loan losses       4,200       3,800       3,600       3,500       3,347
-------------------------------------------------------------------------------------------
  Loans, net                      $ 365,722   $ 317,562   $ 276,576   $ 236,882   $ 285,509
===========================================================================================

LOANS

Total net loans increased $48.1 million or 15.1% to $365.7 million at December 31, 2006 from $317.6 million at December 31, 2005. This increase is mainly due to strong loan demand with a mix of fixed and variable rate loans backed by real estate.
     Total net loans increased $41.0 million to $317.6 million at December 31, 2005 from $276.6 million at December 31, 2004, an increase of 14.8%. This increase is mainly due to strong loan demand with a mix of fixed and variable rate loans.

A graph depicts Net Loans (in millions)      Year
--------------------------------------------------
              $ 365,722                      2006
                317,562                      2005
                276,576                      2004
                236,882                      2003
                285,509                      2002

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

                  Penseco Financial Services Corporation / 2006 Annual Report 21

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned.

The following table sets forth information regarding non-performing assets as of the dates indicated:

December 31,                                     2006      2005      2004      2003      2002
---------------------------------------------------------------------------------------------
Non-accrual loans                             $ 3,180   $ 1,627   $ 1,991   $ 1,533   $ 2,245
Loans past due 90 days or more and accruing:
  Guaranteed student loans                        251       152       253       169       394
  Secured by real estate                          177         -         -         -         -
  Credit card loans                                 6        21        13         3         -
---------------------------------------------------------------------------------------------
  Total non-performing loans                    3,614     1,800     2,257     1,705     2,639
Other real estate owned                             -        91       176       121        59
---------------------------------------------------------------------------------------------
  Total non-performing assets                 $ 3,614   $ 1,891   $ 2,433   $ 1,826   $ 2,698
---------------------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.
     Loans on which the accrual of interest has been discontinued or reduced amounted to $3,180, $1,627 and $1,991 at December 31, 2006, 2005 and 2004,
respectively. The increase in 2006 was due to a single borrowing relationship for which managment feels the company is well secured and projects no loss of principal. If interest on those loans had been accrued, such income would have been $209, $264 and $199 for 2006, 2005 and 2004, respectively. Interest income on those loans, which is recorded only when received, amounted to $10, $27 and $16 for 2006, 2005 and 2004, respectively. There are no commitments to lend additional funds to borrowers whose loans are on non-accrual status.
     The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2006, there are no significant loans as to which management has serious doubt about their collectibility.
     At December 31, 2006, 2005 and 2004, the Company did not have any loans specifically classified as impaired.
     Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

Years Ended December 31,                   2006      2005      2004      2003      2002
---------------------------------------------------------------------------------------
Balance at beginning of year            $ 3,800   $ 3,600   $ 3,500   $ 3,347   $ 3,600
---------------------------------------------------------------------------------------
Charge-offs:
  Real estate mortgages                      74        31         -        11        91
  Commercial and all others                  18         -        12       289       944
  Credit card and related plans              49        68        34        51        44
  Installment loans                          26        14         7         4        22
---------------------------------------------------------------------------------------
Total charge-offs                           167       113        53       355     1,101
---------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                       -        46         3        24        31
  Commercial and all others                 131         -         -         6         -
  Credit card and related plans               3         3         2         2         1
  Installment loans                           -         1         4         -         3
---------------------------------------------------------------------------------------
Total recoveries                            134        50         9        32        35
---------------------------------------------------------------------------------------
Net charge-offs                              33        63        44       323     1,066
---------------------------------------------------------------------------------------
Provision charged to operations             433       263       144       476       813
---------------------------------------------------------------------------------------
  Balance at End of Year                $ 4,200   $ 3,800   $ 3,600   $ 3,500   $ 3,347
=======================================================================================
Ratio of net charge-offs
to average loans outstanding              0.01%     0.02%     0.02%     0.12%     0.34%
=======================================================================================

22 Penseco Financial Services Corporation / 2006 Annual Report

The allowance for loan losses is allocated as follows:

December 31,                    2006             2005             2004             2003             2002
---------------------------------------------------------------------------------------------------------------
                              Amount     %1    Amount     %1    Amount     %1    Amount     %1    Amount     %1
---------------------------------------------------------------------------------------------------------------
Real estate mortgages        $ 1,200   83%    $ 1,200   75%    $ 1,100   72%    $ 1,100   73%    $ 1,600   77%
Commercial
  and all others               2,500    9       2,190   16       2,070   18       1,970   15       1,222   13
Credit card and
  related plans                  250    1         185    1         180    1         180    1         175    1
Personal installment loans       250    7         225    8         250    9         250   11         350    9
---------------------------------------------------------------------------------------------------------------
  Total                      $ 4,200  100%    $ 3,800  100%    $ 3,600  100%    $ 3,500  100%    $ 3,347  100%
===============================================================================================================

Note: 1 - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $15.9 million to $413.8 million at December 31, 2006 from $397.9 million at December 31, 2005. Largely, the Company experienced growth in Money Market Accounts as well as Time Deposits. Company deposits increased $2.6 million to $397.9 million at December 31, 2005 from $395.3 million at December 31, 2004.

The maturities of time deposits of $100,000 or more are as follows:

Three months or less                          $  4,166
Over three months through six months            12,617
Over six months through twelve months            8,547
Over twelve months                              14,148
                                              --------
Total                                         $ 39,478
                                              ========


A graph depicts Deposits (in millions)     Year
-----------------------------------------------
                 $ 413,800                 2006
                   397,867                 2005
                   395,301                 2004
                   407,944                 2003
                   414,664                 2002


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

                  Penseco Financial Services Corporation / 2006 Annual Report 23

     The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's U.S. Agency bond portfolios, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank. The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.
     The Company offers collateralized repurchase agreements, that have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company continues to have $178,176 of available borrowing capacity with the FHLB.

COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 are as follows:

                                        2006              2005
--------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                        $ 37,692          $ 41,229
  Variable rate                     $ 74,577          $ 75,100
Standby letters of credit           $ 15,061          $ 15,268

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


A graph depicts Assets   (in millions)     Year
-----------------------------------------------
                 $ 569,821                 2006
                   575,688                 2005
                   563,708                 2004
                   584,590                 2003
                   496,956                 2002


CAPITAL RESOURCES

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.
     Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional common stock. Management has no plans to offer additional common stock at this time.
     The Company's total risk-based capital ratio was 19.65% at December 31, 2006. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

     The following table presents Stockholders' Equity of the Company for the past two years:

Years Ended December 31,                         2006              2005
-----------------------------------------------------------------------
Balance at beginning of year                 $ 63,799          $ 62,376
Net Income                                      6,008             5,869
Other comprehensive
  income                                        1,659            (1,352)
Cash dividends declared                        (3,222)           (3,094)
Adjustment to initially apply
  FASB Statement No. 158,
  net of tax                                   (1,673)                -
-----------------------------------------------------------------------
Total Stockholders' Equity                   $ 66,571          $ 63,799
=======================================================================

24 Penseco Financial Services Corporation / 2006 Annual Report

A graph depicts Stockholders' Equity (in millions)     Year
-----------------------------------------------------------
                $  66,571                              2006
                   63,799                              2005
                   62,376                              2004
                   60,807                              2003
                   58,975                              2002


A graph depicts Return on Average Equity               Year
-----------------------------------------------------------
                 9.15%                                 2006
                 9.23%                                 2005
                 9.11%                                 2004
                 9.87%                                 2003
                11.79%                                 2002


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

                  Penseco Financial Services Corporation / 2006 Annual Report 25

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2006

The table below presents States and political subdivisions securities on a fully taxable equivalent basis.

                                                                                                      Non-Rate
                                          2007        2008      2009      2010      2011 Thereafter  Sensitive    Total   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
  U.S. Agency obligations            $  19,674  $   17,891  $ 10,814  $  4,432  $  3,428  $  13,472          -  $  69,711  $  68,623
    Yield                                4.79%       4.99%     4.45%     4.89%     4.89%      4.89%          -      4.82%
  States & political subdivisions            -           -     7,635     8,885    13,005     29,946          -     59,471     61,286
    Yield                                    -           -     8.80%     8.50%     7.57%      6.97%          -      7.55%
Variable interest rate securities:
  U.S. Agency obligations               23,743       5,793         -         -         -          -          -     29,536     29,554
    Yield                                5.63%       5.26%         -         -         -          -          -      5.56%
  Federal Home Loan Bank stock           5,093           -         -         -         -          -          -      5,093      5,093
    Yield                                5.25%           -         -         -         -          -          -      5.25%
  Other                                      -           -         -         -         -      2,269          -      2,269      2,269
    Yield                                    -           -         -         -         -      2.92%          -      2.92%
Fixed interest rate loans:
  Real estate mortgages                 28,009      21,681    18,515    15,334    12,675     57,940          -    154,154    153,889
    Yield                                6.30%       6.23%     6.22%     6.25%     6.25%      6.28%          -      6.26%
  Commercial                             5,908       2,352     3,822     1,102       818      4,634          -     18,636     18,422
    Yield                                6.73%       6.58%     5.88%     7.04%     7.15%      7.36%          -      6.73%
  Consumer and other                     8,077       1,174       990       729       492      4,407          -     15,869     15,813
    Yield                                5.49%       7.26%     7.18%     7.27%     7.36%      6.50%          -      6.15%
Variable interest rate loans:
  Real estate mortgages                119,537      14,583    12,631     4,286     1,708      1,138          -    153,883    153,619
    Yield                                7.73%       5.70%     6.33%     6.47%     7.53%      6.74%          -      7.38%
  Commercial                             7,629           -         -         -         -          -          -      7,629      7,541
    Yield                                7.75%           -         -         -         -          -          -      7.75%
  Consumer and other                    19,751           -         -         -         -          -          -     19,751     19,679
    Yield                                8.91%           -         -         -         -          -          -      8.91%
Less: Allowance for loan losses              -           -         -         -         -          -      4,200          -      4,200
Interest bearing deposits with banks     1,779           -         -         -         -          -          -      1,779      1,779
    Yield                                4.78%           -         -         -         -          -          -      4.78%
Cash surrender life insurance            7,054           -         -         -         -          -          -      7,054      7,054
    Yield                                4.98%           -         -         -         -          -          -      4.98%
Cash and due from banks                 12,999           -         -         -         -          -          -     12,999     12,999
    Yield                                4.92%           -         -         -         -          -          -      4.92%
Other assets                                 -           -         -         -         -          -          -     16,187     16,187
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $ 259,253  $   63,474  $ 54,407  $ 34,768  $ 32,126  $ 109,606  $  16,187  $ 569,821  $ 557,620
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
  Demand - Interest bearing          $       -  $        -  $      -  $      -  $      -  $  57,309  $       -  $  57,309  $  57,309
    Yield                                    -           -         -         -         -      0.24%          -      0.24%
  Savings                               12,633           -         -         -         -     67,695          -     80,328     80,328
    Yield                                4.82%           -         -         -         -      0.36%          -      1.05%
  Money markets                         85,720           -         -         -         -          -          -     85,720     85,720
    Yield                                3.18%           -         -         -         -          -          -      3.18%
Fixed interest rate deposits:
  Time - Over $100,000                  25,330       3,988     4,026     5,447       287        400          -     39,478     39,255
    Yield                                4.63%       4.44%     5.13%     5.13%     4.63%      5.16%          -      4.74%
  Time - Other                          61,170       8,094     3,261     3,678     2,118      1,059          -     79,380     78,946
    Yield                                4.11%       4.01%     3.63%     4.24%     4.63%      4.95%          -      4.32%
Demand - Non-interest bearing                -           -         -         -         -          -     71,585     71,585     71,585
Repurchase agreements                   13,441           -         -         -         -          -          -     13,441     13,441
    Yield                                2.48%           -         -         -         -          -          -      2.48%
Short-term borrowings                    5,486           -         -         -         -          -          -      5,486      5,486
    Yield                                5.40%           -         -         -         -          -          -      5.40%
Long-term borrowings                     9,887       8,781     8,612     6,634     6,116     25,823          -     65,853     63,306
    Yield                                3.59%       3.66%     3.75%     3.85%     3.99%      4.44%          -      4.00%
Other liabilities                            -           -         -         -         -          -          -      4,670      4,670
Stockholders' equity                         -           -         -         -         -          -          -     66,571     66,571
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                 $ 213,667  $   20,863  $ 15,899  $ 15,759  $  8,521  $ 152,286  $ 142,826  $ 569,821  $ 495,376
====================================================================================================================================
Excess of assets (liabilities)
subject to interest rate change      $  45,586  $   42,611  $ 38,508  $ 19,009  $ 23,605  $ (42,680) $(126,639) $       -
====================================================================================================================================

26 Penseco Financial Services Corporation / 2006 Annual Report

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Penseco Financial Services Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Penseco Financial Services Corporation's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.
     Penseco Financial Services Corporation management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective.
     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by McGrail, Merkel, Quinn & Associates, the Company's independent registered public accounting firm, as stated in their report appearing on page 28, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

                  Penseco Financial Services Corporation / 2006 Annual Report 27

MMQ                                                Francis J. Merkel, CPA
                                                   Joseph J. Quinn, CPA/ABV, CVA
                                                   Daniel J. Gerrity, CPA
                                                   Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Penseco Financial Services Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penseco Financial Services Corporation and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.



                             RSM McGladrey Network
                         An Independently Owned Member

      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                  www.mmq.com

28 Penseco Financial Services Corporation / 2006 Annual Report

To the Board of Directors and Stockholders
Penseco Financial Services Corporation


Because of its inherent limitations, internal control over financial reporting may misstatements. Also, projections of any evaluation of effectiveness to future periods the risk that controls may become inadequate because of changes in conditions, or compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Penseco Financial Services Corporation subsidiary maintained effective internal control over financial reporting as of December fairly stated, in all material respects, based on criteria established in Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Penseco Financial Services Corporation and subsidiary all material respects, effective internal control over financial reporting as of based on criteria established in Internal Control-Integrated Framework issued by Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Board (United States), the consolidated financial statements of Penseco Financial Corporation and subsidiary and our report dated February 26, 2006 expressed an unqualified opinion.

/s/ McGrail Merkel Quinn & Associates

Scranton, Pennsylvania
February 26, 2006


                  Penseco Financial Services Corporation / 2006 Annual Report 29

MMQ                                                Francis J. Merkel, CPA
                                                   Joseph J. Quinn, CPA/ABV, CVA
                                                   Daniel J. Gerrity, CPA
                                                   Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Penseco Financial Services Corporation
Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Penseco Financial Services Corporation and subsidiary's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of Penseco Financial Services Corporation and subsidiary's internal control over financial reporting and an unqualified opinion on the effectiveness of Penseco Financial Services Corporation and subsidiary's internal control over financial reporting.

/s/ McGrail Merkel Quinn & Associates

Scranton, Pennsylvania
February 26, 2006

                             RSM McGladrey Network
                         An Independently Owned Member

      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                  www.mmq.com

30 Penseco Financial Services Corporation / 2006 Annual Report

ITEM 8  Financial Statements and Supplementary Data

                           Consolidated Balance Sheets

(in thousands, except per share amounts)

                 December 31,                                    2006       2005
                 ---------------------------------------------------------------
ASSETS           Cash and due from banks                    $  12,999  $  11,310
                 Interest bearing balances with banks           1,779        263
                 ---------------------------------------------------------------
                   Cash and Cash Equivalents                   14,778     11,573
                 Investment securities:
                   Available-for-sale, at fair value           91,705    147,942
                   Held-to-maturity (fair value of $75,120
                     and $83,130, respectively)                74,375     82,015
                   Total Investment Securities                166,080    229,957

                 Loans, net of unearned income                369,922    321,362
                   Less: Allowance for loan losses              4,200      3,800
                 ---------------------------------------------------------------
                   Loans, Net                                 365,722    317,562

                 Bank premises and equipment                    9,471      9,453
                 Other real estate owned                            -         91
                 Accrued interest receivable                    3,632      3,473
                 Cash surrender value of life insurance         7,054          -
                 Other assets                                   3,084      3,579
                 ---------------------------------------------------------------
                   Total Assets                             $ 569,821  $ 575,688
                 ===============================================================

LIABILITIES      Deposits:
                   Non-interest bearing                     $  71,585  $  91,713
                   Interest bearing                           342,215    306,154
                 ---------------------------------------------------------------
                   Total Deposits                             413,800    397,867

                 Other borrowed funds:
                   Repurchase agreements                       13,441     30,414
                   Short-term borrowings                        5,486      4,626
                   Long-term borrowings                        65,853     75,401
                 Accrued interest payable                       1,472      1,261
                 Other liabilities                              3,198      2,320
                 ---------------------------------------------------------------
                   Total Liabilities                          503,250    511,889
                 ===============================================================
STOCKHOLDERS'    Common stock, $.01 par value, 15,000,000
EQUITY             shares authorized, 2,148,000
                   shares issued and outstanding                   21         21
                 Surplus                                       10,819     10,819
                 Retained earnings                             56,393     53,607
                 Accumulated other comprehensive income          (662)      (648)
                 ---------------------------------------------------------------
                   Total Stockholders' Equity                  66,571     63,799
                 ---------------------------------------------------------------
                   Total Liabilities and
                     Stockholders' Equity                   $ 569,821  $ 575,688
                 ===============================================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2006 Annual Report 31

                        Consolidated Statements of Income


(in thousands, except per share amounts)

              Years Ended December 31,                      2006       2005       2004
              ------------------------------------------------------------------------
INTEREST      Interest and fees on loans                $ 23,374   $ 18,569   $ 13,632
INCOME        Interest and dividends on investments:
                U.S. Treasury securities and U.S.
                  Agency obligations                       5,360      6,408      8,044
                States & political subdivisions            2,688      2,616      3,476
                Other securities                             340        190        107
              Interest on Federal funds sold                   -        176         58
              Interest on balances with banks                160        211         68
              ------------------------------------------------------------------------
                Total Interest Income                     31,922     28,170     25,385
              ------------------------------------------------------------------------
INTEREST      Interest on time deposits
EXPENSE         of $100,000 or more                        1,408        808        806
              Interest on other deposits                   6,204      4,212      3,153
              Interest on other borrowed funds             3,442      3,560      3,620
                Total Interest Expense                    11,054      8,580      7,579
              ------------------------------------------------------------------------
                Net Interest Income                       20,868     19,590     17,806
              Provision for loan losses                      433        263        144
              ------------------------------------------------------------------------
                Net Interest Income After Provision
                  for Loan Losses                         20,435     19,327     17,662
              ------------------------------------------------------------------------
OTHER         Trust department income                      1,483      1,479      1,353
INCOME        Service charges on deposit accounts            860        940      1,056
              Merchant transaction income                  3,947      4,521      5,001
              Other fee income                             1,423      1,575      1,650
              Other operating income                         173        372        177
              Realized gains (losses) on securities, net     319        (13)       357
              ------------------------------------------------------------------------
                Total Other Income                         8,205      8,874      9,594
              ------------------------------------------------------------------------
OTHER         Salaries and employee benefits              10,315      9,261      9,165
EXPENSES      Expense of premises and equipment, net       2,397      2,455      2,391
              Merchant transaction expenses                3,141      3,646      4,058
              Other operating expenses                     5,184      5,357      4,970
              ------------------------------------------------------------------------
                Total Other Expenses                      21,037     20,719     20,584
              ------------------------------------------------------------------------
              Income before income taxes                   7,603      7,482      6,672
              Applicable income taxes                      1,595      1,613      1,071
              ------------------------------------------------------------------------
NET INCOME    Net Income                                $  6,008   $  5,869   $  5,601
              ========================================================================
PER SHARE     Earnings Per Share                        $   2.80   $   2.73   $   2.61
              ========================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

32 Penseco Financial Services Corporation / 2006 Annual Report

                 Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2006, 2005 and 2004
--------------------------------------------

                                                                              Accumulated
                                                                                 Other          Total
                                             Common               Retained   Comprehensive   Stockholders'
(in thousands except per share data)         Stock      Surplus   Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  $ 21       $ 10,819   $ 48,131     $  1,836        $ 60,807

Comprehensive income:
  Net income, 2004                             -              -      5,601            -           5,601
  Unrealized losses on securities,
    net of reclassification adjustment
    and taxes                                  -              -          -       (1,132)         (1,132)
                                                                                                -------
Comprehensive income                                                                              4,469

Cash dividends declared ($1.35 per share)      -              -     (2,900)           -          (2,900)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                    21         10,819     50,832          704          62,376

Comprehensive income:
  Net income, 2005                             -              -      5,869           -            5,869
  Other comprehensive income, net of tax
    Unrealized losses on securities,
      net of reclassification adjustment       -              -          -         (341)           (341)
    Minimum pension liability adjustment       -              -          -       (1,011)         (1,011)
                                                                                -------          -------
  Other comprehensive income                                                     (1,352)         (1,352)
Comprehensive income                                                                              4,517

Cash dividends declared ($1.44 per share)      -              -     (3,094)           -          (3,094)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                  $ 21       $ 10,819   $ 53,607     $   (648)       $ 63,799

Comprehensive income:
  Net income, 2006                             -              -      6,008            -           6,008
  Other comprehensive income, net of tax
    Unrealized gains on securities
      net of reclassification adjustment       -              -          -          648             648
    Minimum pension liability adjustment       -              -          -        1,011           1,011
                                                                                -------          -------
  Other comprehensive income                                                      1,659           1,659
Comprehensive income                                                                              7,667

Cash dividends declared ($1.50 per share)      -              -     (3,222)           -          (3,222)
Adjustment to initially apply FASB Statement
    No. 158, net of tax.                       -              -          -       (1,673)         (1,673)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                  $ 21       $ 10,819   $ 56,393     $   (662)       $ 66,571
==========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  Penseco Financial Services Corporation / 2006 Annual Report 33

                      Consolidated Statements of Cash Flows


(in thousands)   Years Ended December 31,                                    2006          2005          2004
                 --------------------------------------------------------------------------------------------
OPERATING        Net Income                                             $   6,008     $   5,869     $   5,601
ACTIVITIES       Adjustments to reconcile net income to net
                   cash provided by operating activities:
                     Depreciation                                             723           704           813
                     Provision for loan losses                                433           263           144
                     Deferred income tax (benefit) provision                 (254)          166          (119)
                     Amortization of securities
                       (net of accretion)                                     419         1,379         1,573
                     Increase cash surrender value of life insurance          (54)            -             -
                     Net realized (gains) losses on securities               (319)           13          (357)
                     Loss (gain) on other real estate                          10           (46)           (2)
                     Gain on disposition of fixed asset                         -            (5)            -
                     Increase in interest receivable                         (159)          (67)         (108)
                     (Increase) decrease in other assets                     (304)          313           366
                     (Decrease) increase in income taxes payable               (4)         (442)          117
                     Increase (decrease) in interest payable                  211           375          (272)
                     Increase (decrease) in other liabilities                 940           (29)          110
                 --------------------------------------------------------------------------------------------
                     Net cash provided by
                       operating activities                                 7,650         8,493         7,866
                 --------------------------------------------------------------------------------------------
INVESTING        Purchase of investment securities
ACTIVITIES         available-for-sale                                     (25,770)      (47,526)      (49,975)
                 Proceeds from sales and maturities of investment
                   securities available-for-sale                           68,287        46,451        41,938
                 Proceeds from repayments of investment
                   securities available-for-sale                           15,028        19,140        17,893
                 Proceeds from repayments of investment
                   securities to be held-to-maturity                        7,213        12,746        17,661
                 Net loans originated                                     (48,676)      (41,550)      (40,015)
                 Proceeds from other real estate                              164           432           124
                 Proceeds from sale of fixed assets                             -            10             -
                 Investment in premises and equipment                        (741)         (929)         (111)
                 Purchase of life insurance policies                       (7,000)            -             -
                 --------------------------------------------------------------------------------------------
                     Net cash provided (used) by
                       investing activities                                 8,505       (11,226)      (12,485)
                 --------------------------------------------------------------------------------------------
FINANCING        Net (decrease) increase in demand and savings deposits    (1,374)       (3,984)        5,977
ACTIVITIES       Net proceeds (payments) on time deposits                  17,307         6,550       (18,620)
                 (Decrease) increase in repurchase agreements             (16,973)       12,016        (1,056)
                 Net increase (decrease) in short-term borrowings             860         3,740            63
                 Payments on long-term borrowings                          (9,548)       (9,219)       (8,903)
                 Cash dividends paid                                       (3,222)       (3,094)       (2,900)
                 --------------------------------------------------------------------------------------------
                     Net cash (used) provided by
                       financing activities                               (12,950)        6,009       (25,439)
                 --------------------------------------------------------------------------------------------
                     Net increase (decrease) in cash
                       and cash equivalents                                 3,205         3,276       (30,058)

                 Cash and cash equivalents at January 1                    11,573         8,297        38,355
                 --------------------------------------------------------------------------------------------
                 Cash and cash equivalents at December 31               $  14,778     $  11,573     $   8,297
                 ============================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

34 Penseco Financial Services Corporation / 2006 Annual Report

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

EMERGING ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123 (Revised 2004) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, except in certain circumstances. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted this Statement on January 1, 2006.
     The adoption of this Statement had no effect on the Company's results of operations or financial position.
      In December 2004, FASB issued Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement was effective for fiscal periods beginning after June 15, 2005.
     The adoption of this Statement had no effect on the Company's results of operations or financial position.
     In May 2005, FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No, 28. Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or earliest date practicable, as the required method for reporting a change in accounting principle or correction of an error. The Statement was effective for accounting changes or corrections of errors made in fiscal periods beginning after December 15, 2005.
     The adoption of this Statement had no effect on the Company's results of operations or financial position.
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115- 1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired and whether that impairment is other than temporary, and provides guidance on measuring an impairment loss. The FSP requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The guidance in the FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-For-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has considered the requirements of this FSP in its assessment of the investment portfolio.
     In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140. Statement No. 155 eliminates the exception from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.
     The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.
     In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Instruments - An Amendment of FASB Statement No. 140. Statement No. 156 requires the recognition of the fair value of a servicing asset or servicing liability each time an obligation to service a financial asset by entering into a servicing contract is undertaken, if practicable.

                  Penseco Financial Services Corporation / 2006 Annual Report 35

1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

It also allows the entity to subsequently measure the asset or liability under an amortization or fair value method. The Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.
     The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.
     In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. Interpretation No. 48 clarifies the application of Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of that position to be recognized in the financial statements. In addition to recognition, the Interpretation provides guidance on the measurement, derecognition, classification and disclosure of tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006.
     The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.
     In September 2006, FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
     The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.
     In September 2006, FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement was effective for financial statements issued for fiscal years ending after December 31, 2006.
     The effects of the adoption of this Statement are included in Note 14 to these Consolidated Financial Statements and relate to the Company's financial position. The adoption of the Statement had no effect on the Company's results of operations.
     In the September 2006 EITF meeting, a consensus was reached on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement based on the substantive agreement with the employee. The issue is effective for fiscal years beginning after December 15, 2007, with early adoption permitted.
     The Company is evaluating the potential impact of this statement on its results of operations and financial position.
     In the September 2006 EITF meeting, a consensus was reached on EITF 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance". EITF 06-5 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset net of any potential surrender charges. The issue is effective for fiscal years beginning after December 15, 2006.
     The Company believes the adoption of this Statement will not have a significant impact on its results of operations and financial position.
     In September 2006, the SEC staff issued SEC Staff Accounting Bulletin No. 108 (SAB No. 108) Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concluded in that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. This SAB was effective for annual financial statements covering the first fiscal year ending after November 15, 2006.
     The adoption of this SAB had no effect on the Company's results of operations or financial position.

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

36 Penseco Financial Services Corporation / 2006 Annual Report

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004, amounted to $379, $472 and $476, respectively.

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

The Company paid interest and income taxes during the years ended December 31, 2006, 2005 and 2004 as follows:

                                   2006         2005         2004
-----------------------------------------------------------------
Income taxes paid              $  1,752     $  1,886     $    802
Interest paid                  $ 10,843     $  8,205     $  7,851

Non-cash transactions during the years ended December 31, 2006, 2005 and 2004, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $83, $301 and $177, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

                  Penseco Financial Services Corporation / 2006 Annual Report 37

2  CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                     2006       2005
----------------------------------------------------------------
Cash items in process of collection          $     31   $  6,568
Non-interest bearing balances                   9,102      1,544
Cash on hand                                    3,866      3,198
----------------------------------------------------------------
  Total                                      $ 12,999   $ 11,310
================================================================

The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

--------------------------------------------------------------------------------

3  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2006 and 2005 are as follows:

                             AVAILABLE-FOR-SALE

                                            Gross        Gross
                           Amortized   Unrealized   Unrealized         Fair
2006                            Cost        Gains       Losses        Value
---------------------------------------------------------------------------
U.S. Agency securities     $  24,897   $        9   $       23    $  24,883
Mortgage-backed securities    29,231           91           82       29,240
States & political
  subdivisions                29,281          939            -       30,220
---------------------------------------------------------------------------
  Total Debt Securities       83,409        1,039          105       84,343
Equity securities              6,764          628           30        7,362
---------------------------------------------------------------------------
  Total Available-
    for-Sale               $  90,173   $    1,667   $      135    $  91,705
===========================================================================


                                            Gross        Gross
                           Amortized   Unrealized   Unrealized         Fair
2005                            Cost        Gains       Losses        Value
---------------------------------------------------------------------------
U.S. Agency securities     $  74,852   $        -   $      308    $  74,544
Mortgage-backed securities    44,408            -          407       44,001
States & political
  subdivisions                20,698          937            -       21,635
---------------------------------------------------------------------------
  Total Debt Securities      139,958          937          715      140,180
Equity securities              7,433          402           73        7,762
---------------------------------------------------------------------------
  Total Available-
    for-Sale               $ 147,391   $    1,339   $      788    $ 147,942
===========================================================================


Equity securities at December 31, 2006 and 2005, consisted primarily of other financial institutions stock and Federal Home Loan Bank (FHLB) stock, which is a required investment in order to participate in an available line of credit program. The FHLB stock is stated at par value as there is no readily determinable fair value.

A summary of transactions involving available-for-sale debt securities in 2006, 2005 and 2004 are as follows:

December 31,                                 2006         2005         2004
---------------------------------------------------------------------------
Proceeds from sales                    $        -   $   10,250    $  18,380
Gross realized gains                            -           51          385
Gross realized losses                           -           64           28

                                Held-to-Maturity

                                            Gross        Gross
                           Amortized   Unrealized   Unrealized         Fair
2006                            Cost        Gains       Losses        Value
---------------------------------------------------------------------------
Mortgage-backed
  securities               $  45,124   $        4   $    1,074    $  44,054
States & political
  subdivisions                29,251        1,815            -       31,066
---------------------------------------------------------------------------
  Total Held-to-
    Maturity               $  74,375   $    1,819   $    1,074    $  75,120
===========================================================================

                                            Gross        Gross
                           Amortized   Unrealized   Unrealized         Fair
2005                            Cost        Gains       Losses        Value
---------------------------------------------------------------------------
Mortgage-backed
  securities               $  52,763   $        3   $    1,274    $  51,492
States & political
  subdivisions                29,252        2,386            -       31,638
---------------------------------------------------------------------------
  Total Held-to-
    Maturity               $  82,015   $    2,389   $    1,274    $  83,130
===========================================================================

Investment securities with amortized costs and fair values of $98,949 and $99,898 at December 31, 2006 and $106,280 and $107,914 at December 31, 2005,
were pledged to secure trust funds, public deposits and for other purposes as required by law.
     The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                  Available-for-Sale         Held-to-Maturity
--------------------------------------------------------------------------------
                                Amortized         Fair    Amortized         Fair
                                     Cost        Value         Cost        Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities        $   9,999    $   9,985    $       -    $       -
After one year through
  five years:
  U.S. Agency
    securities                     14,898       14,898            -            -
After five years through
  ten years:
  States & political
    subdivisions                        -            -        1,041        1,114
After ten years:
  States & political
    subdivisions                   29,281       30,220       28,210       29,952
--------------------------------------------------------------------------------
  Subtotal                         54,178       55,103       29,251       31,066
Mortgage-backed
  securities                       29,231       29,240       45,124       44,054
--------------------------------------------------------------------------------
Total Debt Securities           $  83,409    $  84,343    $  74,375    $  75,120
================================================================================

38 Penseco Financial Services Corporation / 2006 Annual Report

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 are as follows:



                                  Less than twelve months    Twelve months or more            Totals
------------------------------------------------------------------------------------------------------------
                                         Fair Unrealized          Fair  Unrealized          Fair  Unrealized
December 31, 2006                       Value     Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $   9,868  $        9     $   9,985  $       14     $  19,853  $       23
Mortgage-backed securities                 -           -        50,379       1,156        50,379       1,156
Equities                                 160           1           541          29           701          30
------------------------------------------------------------------------------------------------------------
  Total                            $  10,028  $       10     $  60,905  $    1,199     $  70,933  $    1,209
============================================================================================================


                                  Less than twelve months    Twelve months or more            Totals
------------------------------------------------------------------------------------------------------------
                                         Fair Unrealized          Fair  Unrealized          Fair  Unrealized
December 31, 2005                       Value     Losses         Value      Losses         Value      Losses
------------------------------------------------------------------------------------------------------------
U.S. Agency securities             $  39,870  $      227     $  34,674  $       81     $  74,544  $      308
Mortgage-backed securities             8,598         104        86,501       1,577        95,099       1,681
Equities                               1,298          73             -           -         1,298          73
------------------------------------------------------------------------------------------------------------
  Total                            $  49,766  $      404     $ 121,175  $    1,658     $ 170,941  $    2,062
============================================================================================================

The table above at December 31, 2006, includes five (5) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities
The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-Backed Securities
The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Marketable Equity Securities
The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

                  Penseco Financial Services Corporation / 2006 Annual Report 39

4  LOANS

Major classifications of loans are as follows:

December 31,                                               2006           2005
------------------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development                   $  23,714      $  13,132
Secured by 1-4 family residential
  properties:
  Revolving, open-end loans                              17,691         15,070
  Secured by first liens                                156,944        125,950
  Secured by junior liens                                30,108         22,649
Secured by multi-family properties                        2,870            355
Secured by non-farm, non-residential
  properties                                             76,710         63,829
Commercial and industrial loans
  to U.S. addressees                                     26,265         42,894
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                           3,282          3,152
  Other (installment and
    student loans, etc.)                                 24,647         24,773
Obligations of states &
  political subdivisions                                  6,806          8,038
All other loans                                             885          1,520
------------------------------------------------------------------------------
  Gross Loans                                           369,922        321,362
Less: Unearned income on loans                                -              -
------------------------------------------------------------------------------
  Loans, Net of Unearned Income                       $ 369,922      $ 321,362
==============================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,180, $1,627 and $1,991 at December 31, 2006, 2005 and 2004, respectively.
If interest on those loans had been accrued, such income would have been $209, $264 and $199 for 2006, 2005 and 2004, respectively. Interest income on those loans, which is recorded only when received, amounted to $10, $27 and $16 for 2006, 2005 and 2004, respectively. Also, at December 31, 2006 and 2005, the Bank had loans totalling $434 and $173, respectively, which were past due 90 days or more and still accruing interest.

--------------------------------------------------------------------------------

5  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,              2006       2005       2004
----------------------------------------------------------------
Balance at beginning of year       $ 3,800    $ 3,600    $ 3,500
Provision charged to operations        433        263        144
Recoveries credited to allowance       134         50          9
----------------------------------------------------------------
                                     4,367      3,913      3,653
Losses charged to allowance           (167)      (113)       (53)
----------------------------------------------------------------
  Balance at End of Year           $ 4,200    $ 3,800    $ 3,600
================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:


Years Ended December 31,   Book Provision     Tax Deduction
------------------------   --------------     -------------
             2006              $ 433              $ 33
             2005              $ 263              $ 63
             2004              $ 144              $ 44

The  balance of the Reserve  for Bad Debts as  reported  for Federal  income tax
purposes  was  $0,  $380  and  $664  at  December  31,  2006,   2005  and  2004,
respectively.

--------------------------------------------------------------------------------

6  LOAN SERVICING

The Company services $49,116 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.
     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $595 and $562, at December 31, 2006 and 2005, respectively. The balance of the servicing rights was $197 and $314 at December 31, 2006 and 2005, respectively, net of amortization.
     The Company has not recorded any new mortgage servicing rights during 2006 or 2005. Amortization expense of $116 and $136 was recorded for the years ended December 31, 2006 and 2005, respectively.
     There was no allowance for impairment recorded at December 31, 2006 or 2005.

--------------------------------------------------------------------------------

7  BANK PREMISES AND EQUIPMENT

December 31,                                   2006           2005
------------------------------------------------------------------
Land                                      $   3,117      $   3,117
Buildings and improvements                   14,752         14,623
Furniture and equipment                      14,018         13,406
------------------------------------------------------------------
                                             31,887         31,146
Less: Accumulated depreciation               22,416         21,693
------------------------------------------------------------------
  Net Bank Premises
    and Equipment                         $   9,471      $   9,453
==================================================================

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $723 in 2006, $704 in 2005 and $813 in 2004.
     Occupancy expenses were reduced by rental income received in the amount of $64, $61 and $63 in the years ended December 31, 2006, 2005 and 2004, respectively.

--------------------------------------------------------------------------------

8  OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2006 and 2005 was $0 and $91, respectively, supported by appraisals of the real estate involved.

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

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

                                    Equity in
                                    underlying                   Bank's
           Percent         Total    net assets    Amount    proportionate
          of voting     investment  at balance      of      part of loss
Year     stock owned     and loan   sheet date   dividends  for the period
--------------------------------------------------------------------------

2006         100%        $ 3,250     $ 3,235       None        $     -
2005         100%        $ 3,250     $ 3,235       None        $     -
2004         100%        $ 3,350     $ 3,335       None        $     -

--------------------------------------------------------------------------------

10 CASH SURRENDER VALUE OF LIFE INSURANCE

The Company has purchased Bank Owned Life Insurance (BOLI) policies on certain officers.
     The policies are split-dollar life insurance policies which provide for the Company to receive the cash value of the policy and to split the residual proceeds with the officer's designated beneficiary upon the death of the insured. The majority of the residual proceeds are retained by the Company per the individual agreements with the insured officers.

40 Penseco Financial Services Corporation / 2006 Annual Report

11 DEPOSITS

December 31,                                     2006              2005
-----------------------------------------------------------------------
Demand - Non-interest bearing               $  71,585         $  91,713
Demand - Interest bearing                      57,309            33,094
Savings                                        80,328            86,013
Money markets                                  85,720            80,463
Time - Over $100,000                           39,478            28,124
Time - Other                                   79,380            78,460
-----------------------------------------------------------------------
  Total                                     $ 413,800         $ 397,867
=======================================================================

Scheduled maturities of time deposits are as follows:
                       2007        $  86,500
                       2008           12,082
                       2009            7,287
                       2010            9,125
                       2011            2,405
        2012 and thereafter            1,459
-----------------------------------------------------
          Total                    $ 118,858
=====================================================

--------------------------------------------------------------------------------

12 OTHER BORROWED FUNDS

At December 31, 2006 and 2005, other borrowed funds consisted of demand notes to the U.S. Treasury and Repurchase agreements.
     Short-term borrowings generally have original maturity dates of thirty days or less.
     Investment securities with amortized costs and fair values of $31,109 and $31,062 at December 31, 2006 and $35,209 and $35,026 at December 31, 2005, were pledged to secure repurchase agreements.


Years Ended December 31,                                  2006              2005
--------------------------------------------------------------------------------
Amount outstanding at year end                        $ 18,927          $ 35,040
Average interest rate at year end                        2.91%             2.01%
Maximum amount outstanding at
  any month end                                       $ 29,285          $ 35,040
Average amount outstanding                            $ 22,775          $ 27,638
Weighted average interest rate
  during the year:
    Federal funds purchased                              5.28%             3.96%
    Repurchase agreements                                2.34%             1.46%
    Demand notes to U.S. Treasury                        4.96%             2.99%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,202 and $9,958 at December 31, 2006 and $10,257 and $10,008
at December 31, 2005 and with an interest rate of 5.25% at both December 31, 2006 and December 31, 2005. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2006 and 2005, respectively.
     The Company has the availability of a $5,000 overnight Federal funds line of credit with Wachovia Bank, N.A. Also, the Company has a $16,000 overnight Federal Funds line with PNC Bank. There was no balance outstanding as of December 31, 2006 and 2005, respectively.
     The Company maintains a collateralized maximum borrowing capacity of $178,176 with the Federal Home Loan Bank of Pittsburgh.

--------------------------------------------------------------------------------

13 LONG-TERM DEBT

The loans from the Federal Home Loan Bank, which were borrowed to purchase a mortgage-backed security, are secured by a general collateral pledge of the Company's assets.
     A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2006 is as follows:

Monthly           Fixed       Maturity
Installment        Rate         Date        Balance
---------------------------------------------------
$ 161             2.73%       03/13/08     $  2,366
  253             3.22%       03/13/10        9,354
  430             3.74%       03/13/13       28,722
  186             4.69%       03/13/23       25,411
---------------------------------------------------
  Total                                    $ 65,853
===================================================

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

     Aggregate maturities of long-term debt at December 31, 2006 are as follows:
2007, $9,887,  2008 $8,781, 2008 $8,612, 2010 $6,634, 2011 $6,116 and thereafter
$25,823 for a total of $65,853.

--------------------------------------------------------------------------------

14 EMPLOYEE BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing Plan, an Employees' Pension Plan, as well as an unfunded supplemental executive pension plan and a Postretirement Life Insurance Plan, all non-contributory, covering all eligible employees.
     Under the Employee Stock Ownership Plan (ESOP), amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.
     At December 31, 2006 and 2005, the ESOP held 73,591 and 87,840 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $70, $70 and $0 to the plan during the years ended December 31, 2006, 2005 and 2004, respectively.
     Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $70, $70 and $60 to the plan during the years ended December 31, 2006, 2005 and 2004, respectively.
     Under the Pension Plan, amounts computed on an actuarial basis are paid by the Company into a trust fund. Provision is made for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. Plan assets of the trust fund are invested and administered by the Trust Department of Penn Security Bank and Trust Company.
     The unfunded supplemental executive pension plan provides certain officers with additional retirement benefits to replace benefits lost due to limits imposed on qualified plans by Federal tax law.
     The postretirement life insurance plan is an unfunded, non-vesting defined benefit plan. The plan is non-contributory and provides for a reducing level of term life insurance coverage following retirement.
     For the unfunded plans above, amounts calculated on an actuarial basis are recorded as a liability.

                  Penseco Financial Services Corporation / 2006 Annual Report 41

Obligations and funded status of the plans:

                                          Pension Benefits       Other Benefits
                                          ----------------       ---------------
December 31,                                 2006       2005      2006     2005
--------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation, beginning          $ 13,267   $ 11,800    $  287   $  285
  Service cost                                436        415         6        6
  Interest cost                               673        678        17       16
  Change in assumptions                    (1,167)       947         1      (10)
  Actuarial (gain) loss                       (55)      (223)        -        -
  Benefits paid                              (554)      (350)      (12)     (10)
--------------------------------------------------------------------------------
  Benefit obligation, ending             $ 12,600     13,267       299      287
--------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan
    assets, beginning                       9,709      9,469         -        -
  Actual return on plan assets                954        213         -        -
  Employer contribution                     1,439        377         -        -
  Benefits paid                              (554)      (350)        -        -
--------------------------------------------------------------------------------
  Fair value of plan
    assets, ending                         11,548      9,709         -        -
--------------------------------------------------------------------------------
Funded status                            $ (1,052)    (3,558)   $ (299)    (287)
                                         =========              =======
Unrecognized net actuarial
  loss (gain)                                          3,933                (33)
Unrecognized prior service
  cost                                                    53                 41
--------------------------------------------------------------------------------
  Net amount recognized                             $    428             $ (279)
--------------------------------------------------------------------------------

Amounts recognized in the balance sheets consist of:

                                          Pension Benefits       Other Benefits
                                          ----------------       ---------------
December 31,                                 2006       2005      2006     2005
--------------------------------------------------------------------------------
Prepaid benefit cost                                $    580             $    -
Accrued benefit cost                                  (1,683)              (279)
Intangible assets                                        520                  -
Accumulated other
  comprehensive income                                 1,011                  -
--------------------------------------------------------------------------------
  Net amount recognized                             $    428             $ (279)
--------------------------------------------------------------------------------

Non Current Assets                       $    358               $    -
Non Current Liabilities                  $  1,052               $  299

Amounts recognized in the accumulated other comprehensive income consist of:

                                          Pension Benefits       Other Benefits
                                          ----------------       ---------------
December 31,                                 2006       2005      2006     2005
--------------------------------------------------------------------------------
Prior service costs                      $     52               $   34
Net actuarial loss (gain)                   2,482                  (34)
Deferred taxes                               (861)                   -
--------------------------------------------------------------------------------
Net amount recognized                    $  1,673               $    -
--------------------------------------------------------------------------------

The accumulated benefit obligation for all defined benefit pension plans was $10,915 and $10,866 at December 31, 2006 and 2005 respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:


                                                 Pension Benefits
                                                 ----------------
                                                 2006          2005
-------------------------------------------------------------------
Projected benefit obligation                 $      -      $ 13,267
Accumulated benefit obligation                      -        10,866
Fair value of plan assets                           -         9,709

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

                                                  Pension Benefits
                                                  ----------------
Years Ended December 31,                     2006       2005       2004
------------------------------------------------------------------------
Components of net periodic
  pension cost:
    Service cost                           $  436     $  415     $  385
    Interest cost                             673        678        664
    Expected return on plan assets           (890)      (755)      (700)
    Amortization of prior service cost          -          -          -
    Amortization of unrecognized
      net loss                                166        114        114
------------------------------------------------------------------------
      Net periodic pension cost            $  385     $  452     $  463
------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

FASB 158 recognition of deferred cost, net $1,673
Reverse effect of additional minimum
  liability                                (1,011)
------------------------------------------------------------------------
  Total recognized in other comprehensive
    income                                 $  662
------------------------------------------------------------------------
  Total recognized in net period pension
    cost and other comprehensive income    $1,047
------------------------------------------------------------------------

                                                   Other Benefits
                                                  ----------------
Years Ended December 31,                     2006       2005       2004
------------------------------------------------------------------------
Components of net periodic
  other benefit cost:
    Service cost                           $    6     $    6     $    6
    Interest cost                              17         16         16
    Amortization of prior service cost          7          7          7
    Amortization of unrecognized
      net gain                                  -          -          -
------------------------------------------------------------------------
      Net periodic other benefit cost      $   30     $   29     $   29
------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

FASB 158 recognition of deferred cost, net $    -
------------------------------------------------------------------------
  Total recognized in other comprehensive
    income                                 $    -
------------------------------------------------------------------------
  Total recognized in net periodic pension
    cost and other comprehensive income    $   30
------------------------------------------------------------------------

The estimated net loss and prior service cost for the defined benefit pension plan(s) that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $102 and $0, respectively. The estimated prior service cost for the other defined benefit postretirement plan will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $7.

42 Penseco Financial Services Corporation / 2006 Annual Report

Weighted-average assumptions used to determine benefit obligations were as follows:


                                          Pension Benefits       Other Benefits
                                          ----------------       ---------------
December 31,                                 2006       2005      2006     2005
--------------------------------------------------------------------------------
Discount rate                           5.75%-6.00% 5.5%-6.00%    6.00%   6.00%
Rate of compensation
  increase                                  3.00%      4.00%      4.50%   4.50%


                                          Pension Benefits       Other Benefits
                                          ----------------       ---------------
December 31,                                 2006       2005      2006     2005
--------------------------------------------------------------------------------
Discount rate                            5.75%-6.00% 5.5%-6.00%   6.00%   6.00%
Expected long-term
  return on plan assets                     8.50%      8.00%          -       -
Rate of compensation
  increase                                  3.00%      4.00%      4.50%   4.50%

The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets.
     The Company's pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:


                                   Plan Assets at December 31,
                                   ---------------------------
                                      2006             2005
--------------------------------------------------------------
Asset Category
--------------
Equity securities                      55.9%           55.7%
Corporate bonds                        20.1%           24.6%
U.S. Government securities             23.2%           19.4%
Cash and cash equivalents                .8%             .3%
--------------------------------------------------------------
                                      100.0%          100.0%

The Company investment policies and strategies include:

1.) The Trust and Investment Division's equity philosophy is Large-Cap Core with a value bias. We invest in individual high-grade common stocks that are selected from our approved list.
2.) Diversification is maintained by having no more than 20% in any industry sector and no individual equity representing more than 10% of the portfolio.
3.) The fixed income style is conservative but also responsive to the various needs of our individual clients. For our "Fixed Income" securities, we buy U.S. Government bonds and Agencies or high-grade Corporate rated "A" or better. The Company targets the following allocation percentages: cash equivalents 10%, fixed income 40% and equities 50%.
     There is no Company stock included in equity securities at December 31, 2006 or 2005.

Contributions
-------------
The Company expects to contribute $250, to its pension plan and $13 to its other postretirement plan in 2007.

Estimated Future Benefit Payments
---------------------------------
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:


                 Pension Benefits      Other Benefits
                 ----------------      --------------
2007                 $    499               $ 13
2008                      497                 13
2009                      507                 13
2010                      540                 14
2011                      599                 15
2012-2016               4,041                 93

--------------------------------------------------------------------------------

15 INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,                2006             2005             2004
-------------------------------------------------------------------------------
Currently payable                   $  1,849         $  1,447         $  1,190
Deferred (benefit) provision            (254)             166             (119)
-------------------------------------------------------------------------------
  Total                             $  1,595         $  1,613         $  1,071
-------------------------------------------------------------------------------

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,                2006             2005             2004
-------------------------------------------------------------------------------
Tax at statutory rate               $  2,585         $  2,544         $  2,268
Reduction for non-taxable
   interest                           (1,052)          (1,012)          (1,262)
Other additions                           62               81               65
-------------------------------------------------------------------------------
  Applicable Income Taxes           $  1,595         $  1,613         $  1,071
-------------------------------------------------------------------------------

The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:

Years Ended December 31,                2006             2005             2004
-------------------------------------------------------------------------------
Accretion of discount on bonds      $    (29)        $     18         $     24
Accelerated depreciation                  13               (4)              21
Supplemental benefit plan                 51               (3)              (1)
Allowance for loan losses               (243)            (165)            (130)
Prepaid pension cost                     (46)             320              (33)
-------------------------------------------------------------------------------
  Total                             $   (254)        $    166         $   (119)
-------------------------------------------------------------------------------

The significant components of deferred tax assets and liabilities are as follows:

December 31,                                   2006          2005
-----------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                 $ 1,406       $ 1,163
  Minimum pension liability                       -           520
  Accrued pension costs                         358             -
  Accumulated depreciation                      309           322
  Accrued supplemental benefit plan               -            51
-----------------------------------------------------------------
    Total Deferred Tax Assets                 2,073         2,056
-----------------------------------------------------------------
Deferred tax liabilities:
  Prepaid pension costs                           -           571
  Unrealized securities gains                   522           187
  Accumulated accretion                          40            69
-----------------------------------------------------------------
    Total Deferred Tax Liabilities              562           827
-----------------------------------------------------------------
    Net Deferred Tax Assets                 $ 1,511       $ 1,229
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

                  Penseco Financial Services Corporation / 2006 Annual Report 43

16 ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was ($662), ($648) and $704 at December 31, 2006, 2005 and 2004, respectively.

Other Comprehensive Income

Other comprehensive income (comprehensive income, excluding net income), beginning with the 2005 period, includes two components, the change in unrealized holding gains and losses on available for sale securities and the change in the unfunded pension liability. The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Changes in Stockholders' Equity. Prior to 2005, other comprehensive income included only one component, the change in unrealized holding gains and losses on available for sale securities, net of related tax effects.
     In 2006, accumulated other comprehensive income includes the initial application of FASB No. 158 to record the unrecognized components of net periodic pension cost. In future years changes in these components will be shown in other comprehensive income.

     A reconciliation of other comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                                                    Tax
                                                                     Before-Tax  (Expense)  Net-of-Tax
2006                                                                   Amount     Benefit     Amount
------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
  Unrealized gains arising during the year                           $  1,302     $  (443)   $    859
  Less:  Reclassification adjustment for gains realized in income         319        (108)        211
                                                                     ---------------------------------
  Net unrealized losses                                                   983        (335)        648

Change in minimum pension liability                                     1,531        (520)      1,011
------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                         $  2,514     $  (855)   $  1,659
======================================================================================================


                                                                                    Tax
                                                                     Before-Tax  (Expense)  Net-of-Tax
2005                                                                   Amount     Benefit     Amount
------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
  Unrealized losses arising during the year                          $   (531)    $   181    $   (350)
  Less:  Reclassification adjustment for losses realized in income        (13)          4          (9)
                                                                     ---------------------------------
  Net unrealized losses                                                  (518)        177        (341)

Change in minimum pension liability                                    (1,531)        520      (1,011)
------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                         $ (2,049)    $   697    $ (1,352)
======================================================================================================


                                                                                    Tax
                                                                     Before-Tax  (Expense)  Net-of-Tax
2004                                                                   Amount     Benefit     Amount
------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
  Unrealized losses arising during the year                          $ (1,357)    $   461    $   (896)
  Less:  Reclassification adjustment for gains realized in income         357        (121)        236
------------------------------------------------------------------------------------------------------
  Net unrealized losses                                              $ (1,714)    $   582    $ (1,132)
======================================================================================================


17 COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying Financial
Statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 are as follows:


                                        2006              2005
--------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                        $ 37,692          $ 41,229
  Variable rate                     $ 74,577          $ 75,100

Standby letters of credit           $ 15,061          $ 15,268

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

44 Penseco Financial Services Corporation / 2006 Annual Report

18 FAIR VALUE DISCLOSURE

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


                                                          December 31, 2006                 December 31, 2005
------------------------------------------------------------------------------------------------------------------
                                                      Carrying          Fair             Carrying         Fair
                                                       Amount           Value             Amount          Value
------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                            $  12,999        $  12,999        $  11,310        $  11,310
  Interest bearing balances with banks                   1,779            1,779              263              263
------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                       14,778           14,778           11,573           11,573
  Investment Securities:
    Available-for-sale:
      U.S. Agency obligations                           54,123           54,123          118,545          118,545
      States & political subdivisions                   30,220           30,220           21,635           21,635
      Federal Home Loan Bank stock                       5,093            5,093            4,699            4,699
      Other securities                                   2,269            2,269            3,063            3,063
    Held-to-maturity:
      U.S. Agency obligations                           45,124           44,054           52,763           51,492
      States & political subdivisions                   29,251           31,066           29,252           31,638
------------------------------------------------------------------------------------------------------------------
        Total investment securities                    166,080          166,825          229,957          231,072

  Loans, net of unearned income:
    Real estate mortgages                              308,037          307,508          240,985          235,427
    Commercial                                          26,265           25,963           42,894           42,894
    Consumer and other                                  35,620           35,492           37,483           37,899
    Less: Allowance for loan losses                      4,200                -            3,800
------------------------------------------------------------------------------------------------------------------
      Loans, net                                       365,722          368,963          317,562          316,220
  Cash surrender value of life insurance                 7,054            7,054                -                -
------------------------------------------------------------------------------------------------------------------
      Total Financial Assets                           553,634        $ 557,620          559,092        $ 558,865
                                                                      =========                         =========
Other assets                                            16,187                            16,596
------------------------------------------------------------------------------------------------------------------
      Total Assets                                   $ 569,821                         $ 575,688
------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
  Demand - Non-interest bearing                      $  71,585        $  71,585        $  91,713        $  91,713
  Demand - Interest bearing                             57,309           57,309           33,094           33,094
  Savings                                               80,328           80,328           86,013           86,013
  Money markets                                         85,720           85,720           80,463           80,463
  Time                                                 118,858          118,201          106,584          107,794
-----------------------------------------------------------------------------------------------------------------
    Total Deposits                                     413,800          413,143          397,867          399,077
  Repurchase agreements                                 13,441           13,441           30,414           30,414
  Short-term borrowings                                  5,486            5,486            4,626            4,626
  Long-term borrowings                                  65,853           63,306           75,401           75,710
------------------------------------------------------------------------------------------------------------------
    Total Financial Liabilities                        498,580        $ 495,376          508,308        $ 509,827
Other Liabilities                                        4,670                             3,581
Stockholders' Equity                                    66,571                            63,799
------------------------------------------------------------------------------------------------------------------
    Total Liabilities and
      Stockholders' Equity                           $ 569,821                         $ 575,688
------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                            $   (151)        $   (151)        $   (153)        $   (153)


                  Penseco Financial Services Corporation / 2006 Annual Report 45

19 OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $90 in 2006, $94 in 2005 and $90 in 2004. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

     Future minimum rental commitments under these leases at December 31, 2006 are as follows:

                                     Mount    Meadow      ATM
                                    Pocono    Avenue     Sites    Total
-----------------------------------------------------------------------
2007                                $   55    $   22    $    6    $  83
2008                                    55        22         4       81
2009                                    55        22         -       77
2010                                    55        22         -       77
2011                                    21         9         -       30
-----------------------------------------------------------------------
  Total minimum
    payments required               $  241    $   97    $   10    $ 348
-----------------------------------------------------------------------

--------------------------------------------------------------------------------

20 LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

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


Years Ended December 31,               2006             2005
-------------------------------------------------------------
Beginning Balance                  $ 10,490         $  9,632
Additions                             1,042            5,387
Reclassifications                         8             (217)
Collections                          (1,115)          (4,312)
-------------------------------------------------------------
Ending Balance                     $ 10,425         $ 10,490
-------------------------------------------------------------

In addition to the loan amounts shown above, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $6,248.

21 REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.
     The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.
     The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at December 31, 2006, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.
     In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's Capital Stock and Surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's Capital Stock and Surplus. The Federal Reserve System has interpreted "Capital Stock and Surplus" to include undivided profits.

46 Penseco Financial Services Corporation / 2006 Annual Report

                          Actual                                       Regulatory Requirements
---------------------------------------------------------    --------------------------------------------
                                                                  For Capital                To Be
                                                               Adequacy Purposes       "Well Capitalized"
                                                               -----------------       ------------------
As of December 31, 2006                   Amount   Ratio        Amount    Ratio          Amount    Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
          PFSC (Company)                 $ 71,235  19.65%    > $ 28,998  > 8.0%      > $ 36,248  > 10.0%
                                                             -           -           -           -
          PSB (Bank)                     $ 68,029  18.84%    > $ 28,882  > 8.0%      > $ 36,103  > 10.0%
                                                             -           -           -           -
Tier I Capital (to Risk Weighted Assets)
          PFSC                           $ 67,035  18.49%    > $ 14,499  > 4.0%      > $ 21,749  >  6.0%
                                                             -           -           -           -
          PSB                            $ 63,829  17.68%    > $ 14,441  > 4.0%      > $ 21,662  >  6.0%
                                                             -           -           -           -
Tier I Capital (to Average Assets)
          PFSC                           $ 67,035  11.93%    > $      *  >    *      > $ 28,105  >  5.0%
                                                             -                       -           -
          PSB                            $ 63,829  11.36%    > $      *  >    *      > $ 28,083  >  5.0%
                                                             -           -           -           -

PFSC - * 3.0%  ($16,863),  4.0%  ($22,484)  or 5.0%  ($28,105)  depending on the bank's CAMELS Rating and other regulatory risk factors.

PSB - * 3.0% ($16,850), 4.0% ($22,466) or 5.0% ($28,083) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                          Actual                                       Regulatory Requirements
---------------------------------------------------------    --------------------------------------------
                                                                  For Capital                To Be
                                                               Adequacy Purposes       "Well Capitalized"
                                                               -----------------       ------------------
As of December 31, 2005                   Amount   Ratio        Amount    Ratio          Amount    Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
          PFSC (Company)                 $ 66,923  19.78%    > $ 27,073  > 8.0%      > $ 33,841  > 10.0%
                                                             -           -           -           -
          PSB                            $ 64,127  19.10%    > $ 26,865  > 8.0%      > $ 33,581  > 10.0%
                                                             -           -           -           -
Tier 1 Capital (to Risk Weighted Assets)
          PFSC                           $ 63,123  18.65%    > $ 13,536  > 4.0%      > $ 20,304  >  6.0%
                                                             -           -           -           -
          PSB                            $ 60,327  17.97%    > $ 13,432  > 4.0%      > $ 20,148  >  6.0%
                                                             -           -           -           -
Tier 1 Capital (to Average Assets)
          PFSC                           $ 63,123  11.11%    > $      *  >    *      > $ 28,400  >  5.0%
                                                             -                       -           -
          PSB                            $ 60,327  10.66%    > $      *  >    *      > $ 28,297  >  5.0%
                                                             -           -           -           -

PFSC - * 3.0%  ($17,040),  4.0%  ($22,720)  or 5.0%  ($28,400)  depending on the bank's CAMELS Rating and other regulatory risk factors.

PSB - * 3.0% ($16,978), 4.0% ($22,638) or 5.0% ($28,297) depending on the bank's
CAMELS Rating and other regulatory risk factors.

--------------------------------------------------------------------------------

22 PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,                                      2006        2005
------------------------------------------------------------------
Cash                                          $      1    $      5
Interest bearing balances with banks             1,554          76
------------------------------------------------------------------
  Cash and Cash Equivalents                      1,555          81
Investment in bank subsidiary                   62,970      60,787
------------------------------------------------------------------
Equity Investments                               2,249       3,043
------------------------------------------------------------------
Total Assets                                  $ 66,774    $ 63,911
------------------------------------------------------------------
Total Liabilities                             $    203    $    112
Total Stockholders' Equity                      66,571      63,799
------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $ 66,774    $ 63,911
------------------------------------------------------------------

STATEMENTS OF INCOME

Years Ended December 31,                                  2006     2005     2004
--------------------------------------------------------------------------------
Dividends from bank subsidiary                         $ 3,222  $ 5,594  $ 2,900
Dividends on investment securities                         106       45       11
Interest on balances with banks                              5        3        -
Gain on sale of equities                                   319        -        -
--------------------------------------------------------------------------------
  Total Income                                           3,652    5,642    2,911
Other non-interest expense                                  21       10       10
--------------------------------------------------------------------------------
Net income before undistributed
  earnings of bank subsidiary                            3,631    5,632    2,901
Undistributed earnings of bank
  subsidiary                                             2,377      237    2,700
--------------------------------------------------------------------------------
Net Income                                             $ 6,008  $ 5,869  $ 5,601
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS


Years Ended December 31,                            2006       2005        2004
--------------------------------------------------------------------------------
Operating Activities:
Net Income                                      $  6,008   $  5,869   $   5,601
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Gain on sale of equities                        (319)         -           -
    Equity in undistributed net
      income of bank subsidiary                   (2,377)      (237)     (2,700)
--------------------------------------------------------------------------------
    Net cash provided by
      operating activities                         3,312      5,632       2,901
--------------------------------------------------------------------------------
Investing Activities:
Purchase of equity investments                      (160)    (2,465)          -
Proceeds from sales of equity securities           1,544          -           -
--------------------------------------------------------------------------------
    Net cash provided (used) by
      investing activities                         1,384     (2,465)          -
--------------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                               (3,222)    (3,094)     (2,900)
--------------------------------------------------------------------------------
    Net cash used by
      financing activities                        (3,222)    (3,094)     (2,900)
--------------------------------------------------------------------------------
    Net increase in cash and
      cash equivalents                             1,474         73           1
Cash and cash equivalents at January 1                81          8           7
--------------------------------------------------------------------------------
Cash and cash equivalents at December 31        $  1,555   $     81   $       8
--------------------------------------------------------------------------------

                  Penseco Financial Services Corporation / 2006 Annual Report 47

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2006.

ITEM 9A Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Controller concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management's annual report on internal control over financial reporting is included under the heading "Report on Internal Control Over Financial Reporting" at Item 8 of this Annual Report on Form 10-K. The attestation report of the registered public accounting firm is included under the heading "Report of the Independent Registered Public Accounting Firm" at Item 8 of this Annual Report on Form 10-K.
     The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2006 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B Other Information

There are no items required to be reported

                                    PART III

ITEM 10 Directors, Executive Officers and Corporate
          Governance

                                 CODE OF ETHICS
                                 --------------
The Company has had for many years a Code of Ethics applicable to all employees including the Company's principal Executive Officer and principal Financial Officer (Controller). The purpose of the Code is to promote honest and ethical conduct, full and fair disclosures of financial information, compliance with laws and regulations and accountability for actions.
     A copy of the Code of Ethics may be obtained, without charge, on the web site or by contacting:
                          Patrick Scanlon, Controller
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                            Scranton, PA 18503-1848
                                 1-800-327-0394

                        AUDIT COMMITTEE FINANCIAL EXPERT
                        --------------------------------
The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether or not its Audit Committee has, as one of its members, an "Audit Committee Financial Expert", as that term is defined by the U. S. Securities and Exchange Commission
(SEC).
     The Board of Directors has determined that the Audit Committee does not have an "audit committee financial expert" as that term is defined in the Securities and Exchange Commission's rules and regulations. However, the Board believes that each of the members of the Audit Committee has demonstrated that he is capable of analyzing and evaluating the Company's financial statements and understanding internal controls and procedures for financial reporting. Because the Board believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Company's Audit Committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board who would qualify as an audit committee financial expert.
     Other information required by this Item as to Directors of the Company contained under the headings "Voting Securities & Principal Holders Thereof", "Election of Directors", "Board and Committee Meetings" and "Certain Relationships and Related Transactions" within the definitive proxy statement relating to the Company's Annual Meeting of Shareholders, to be held May 1, 2007, is incorporated herein by reference thereto.

48 Penseco Financial Services Corporation / 2006 Annual Report

ITEM 11 Executive Compensation

The  information   contained  under  the  headings   "Executive   Compensation",
"Directors Compensation", "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2007, is incorporated herein by reference thereto.

ITEM 12 Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

The information contained under the heading "Voting Securities & Principal Holders Thereof" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2007, is incorporated herein by reference thereto.

ITEM 13 Certain Relationships and Related Transactions and Director Independence

The information contained under the heading "Certain Relationships, Related Transactions" and "Transactions with Directors and Principal Officers" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2007 is incorporated herein by reference thereto.

ITEM 14 Principal Accounting Fees and Services

The information contained under the heading "Our Relationship with Our Auditors" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 1, 2007 is incorporated herein by reference thereto.

                                    PART IV

ITEM 15 Exhibits and Financial Statement Schedules

(a) (1) Financial Statements - The following financial statements are incorporated by reference in Part II, Item 8 hereof:
        Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        General Notes to Financial Statements
        Report of Independent Registered Public Accounting Firm
    (2) Financial Statement Schedules - The Financial Statement Schedules
          are incorporated by reference in Part II, Item 8 hereof.
    (3) Exhibits
        The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.
        3(i)  Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3(i) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
        3(ii) Registrant's By-Laws (Incorporated herein by reference to Exhibit
              3(ii) of Registrant's report on Form 10-K filed with the SEC on
              March 16, 2006.)
        10    Material contracts
        13    Annual report to security holders (Included herein by reference on pages 1- 56.)
        14    Code of Ethics (Incorporated herein by reference to Exhibit 10 of
              Registrant's report on Form 10-K filed with the SEC on March 16, 2006.)
        21    Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
        31    Certifications required under Section 302 of the Sarbanes-Oxley
              Act of 2002
        32    Certifications required under Section 906 of the Sarbanes-Oxley
              Act of 2002
(b) A Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 2006.
(c) The exhibits required to be filed by this Item are listed under Item 15(a)(3), above.
(d) There are no financial statement schedules required to be filed under this item.

                  Penseco Financial Services Corporation / 2006 Annual Report 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2007.


By:  /s/ CRAIG W. BEST
     ------------------------------
     Craig W. Best
     President and CEO


By: /s/ RICHARD E. GRIMM
     ------------------------------
     Richard E. Grimm
     Executive Vice-President


By:  /s/ PATRICK SCANLON
     ------------------------------
     Patrick Scanlon
     Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2007.


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
     Director, Chairman of the Board              Director


By: /s/ JAMES G. KEISLING                    By:  /s/ STEVEN L.WEINBERGER
     ------------------------------               ------------------------------
     James G. Keisling                            Steven L. Weinberger
     Director                                     Director


By: /s/ P. FRANK KOZIK
     ------------------------------
     P. Frank Kozik
     Director

50 Penseco Financial Services Corporation / 2006 Annual Report

                                 CERTIFICATIONS

I, Craig W. Best, certify that:

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: February 26, 2007

/s/ Craig W. Best
-------------------
Craig W. Best
President and CEO


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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: February 26, 2007

/s/ Patrick Scanlon
-------------------
Patrick Scanlon
Controller


                  Penseco Financial Services Corporation / 2006 Annual Report 51

CERTIFICATION  OF  PERIODIC  FINANCIAL  REPORT  PURSUANT  TO SECTION  906 OF THE
                           SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002  (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

     (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Form 10-K") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

     (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

                               /s/ Craig W. Best
                               -------------------
                               Craig W. Best
                               President and CEO
                               February 26, 2007

--------------------------------------------------------------------------------

CERTIFICATION  OF  PERIODIC  FINANCIAL  REPORT  PURSUANT  TO SECTION  906 OF THE
                           SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002  (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

     (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Form 10-K") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

     (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.
                               /s/ Patrick Scanlon
                               -------------------
                               Patrick Scanlon
                               Controller
                               February 26, 2007

52 Penseco Financial Services Corporation / 2006 Annual Report

                              INDEX TO EXHIBITS

Exhibit Number
Referred to
Item 601 of
Regulation S-K    DESCRIPTION OF EXHIBIT                                 Prior Filing or Exhibit Page Number Herein
----------------------------------------------------------------------------------------------------------------------------
   2              Plan of acquisition, reorganization, arrangement,      None
                  liquidation or succession

   3              (i)  Articles of Incorporation                         Incorporated herein by reference to Exhibit 3 (i)
                                                                         of Registrant's report on Form 10-K filed with the
                                                                         SEC on March 30, 1998.

                  (ii) By-Laws                                           Incorporated herein by reference to Exhibit 3 (ii)
                                                                         of Registrant's report on Form 10-K filed with the
                                                                         SEC on March 16, 2006.

   4              Instruments defining the rights of security holders,   None
                  including indentures

   9              Voting trust agreement                                 None

  10              Material contracts                                     Incorporated herein by reference to Exhibit 10 of
                                                                         Registrant's report on Form 10-K filed with the SEC
                                                                         on March 16, 2006

  11              Statement re: Computation of per share earnings        None

  12              Statements re: Computation of ratios                   None

  13              Annual report to security holders, Form 10-Q or        Included herein by reference on pages 1-56.
                  quarterly report to security holders

  14              Code of Ethics                                         Incorporated herein by reference to Exhibit 10 of
                                                                         Registrant's report on Form 10-K filed with the SEC
                                                                         on March 16, 2006.

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

  22              Published report regarding matters submitted to        None
                  vote of security holders

  23              Consents of experts and counsel                        None

  24              Power of attorney                                      None

  31              (i) Rule 13a-14(a)/15d-14(a) Certifications            Included herein by reference on page 51.
                  (ii) Rule 13a-14(a)/15d-14(a) Certifications           Included herein by reference on page 51.

  32              Section 1350 Certifications                            Included herein by reference on page 52.

  33              Report on assessment of compliance with                None
                  servicing for asset-backed securities

  34              Attestation report on assessment of compliance         None
                  with servicing criteria for asset-backed securities

  35              Servicer compliance statement                          None

  99              Additional Exhibits                                    None

                  Penseco Financial Services Corporation / 2006 Annual Report 53