Form 10-Q
period 2007-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2007-05-10
CIK 1054508

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

                  For the quarterly period ended March 31, 2007

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 27, 2007 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1.    Financial Statements - Consolidated

                Balance Sheets:

                  March 31, 2007...............................................3
                  December 31, 2006............................................3

                Statements of Income:

                  Three Months Ended March 31, 2007............................4
                  Three Months Ended March 31, 2006............................4

                Statements of Cash Flows:

                  Three Months Ended March 31, 2007............................5
                  Three Months Ended March 31, 2006............................5

                Notes to Financial Statements..................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................13

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....21

     Item 4.    Controls and Procedures.......................................21


Part II -- OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................21

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

     Signatures...............................................................24

     Certifications...........................................................25

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                               March 31,          December 31,
                                                                 2007                 2006
                                                            ----------------    ----------------
ASSETS
Cash and due from banks                                        $  11,866           $  12,999
Interest bearing balances with banks                               8,797               1,779
Federal funds sold                                                 8,050                   -
                                                            ----------------    ----------------
  Cash and Cash Equivalents                                       28,713              14,778
Investment securities:
  Available-for-sale, at fair value                               87,168              91,705
  Held-to-maturity (fair value of $73,592
    and $75,120, respectively)                                    72,765              74,375
                                                            ----------------    ----------------
  Total Investment Securities                                    159,933             166,080

Loans, net of unearned income                                    374,472             369,922
  Less: Allowance for loan losses                                  4,200               4,200
                                                            ----------------    ----------------
  Loans, Net                                                     370,272             365,722
Bank premises and equipment                                        9,835               9,471
Other real estate owned                                               73                   -
Accrued interest receivable                                        3,314               3,632
Cash surrender value of life insurance                             7,132               7,054
Other assets                                                       3,450               3,084
                                                            ----------------    ---------------
  Total Assets                                                 $ 582,722           $ 569,821
                                                            ================    ================
LIABILITIES
Deposits:
  Non-interest bearing                                         $  72,870           $  71,585
  Interest bearing                                               351,718             342,215
                                                            ----------------    ----------------
  Total Deposits                                                 424,588             413,800
Other borrowed funds:
  Repurchase agreements                                           21,423              13,441
  Short-term borrowings                                              482               5,486
  Long-term borrowings                                            63,414              65,853
Accrued interest payable                                           1,656               1,472
Other liabilities                                                  3,691               3,198
                                                            ----------------    ----------------
  Total Liabilities                                              515,254             503,250
                                                            ----------------    ----------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)                21                  21
Surplus                                                           10,819              10,819
Retained earnings                                                 57,268              56,393
Accumulated other comprehensive income                              (640)               (662)
                                                            ----------------    ----------------
  Total Stockholders' Equity                                      67,468              66,571
                                                            ----------------    ----------------
  Total Liabilities and Stockholders' Equity                   $ 582,722           $ 569,821
                                                            ================    ================

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                     Three Months Ended                 Three Months Ended
                                                                       March 31, 2007                     March 31, 2006
                                                                 --------------------------         --------------------------
INTEREST INCOME
Interest and fees on loans                                                 $ 6,293                            $ 5,515
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                       1,011                              1,512
  States & political subdivisions                                              721                                625
  Other securities                                                             141                                 58
Interest on Federal funds sold                                                  85                                  -
Interest on balances with banks                                                 91                                  9
                                                                    --------------------               --------------------
  Total Interest Income                                                      8,342                              7,719
                                                                    --------------------               --------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                                  509                                219
Interest on other deposits                                                   1,812                              1,426
Interest on other borrowed funds                                               776                                903
                                                                    --------------------               --------------------
  Total Interest Expense                                                     3,097                              2,548
                                                                    --------------------               --------------------
  Net Interest Income                                                        5,245                              5,171
Provision for loan losses                                                       96                                127
                                                                    --------------------               --------------------
  Net Interest Income After Provision for Loan Losses                        5,149                              5,044
                                                                    --------------------               --------------------
OTHER INCOME
Trust department income                                                        372                                354
Service charges on deposit accounts                                            251                                189
Merchant transaction income                                                  1,047                              1,108
Other fee income                                                               260                                255
Other operating income                                                         115                                132
Realized gains (losses) on securities, net                                      51                                  -
                                                                    --------------------               --------------------
  Total Other Income                                                         2,096                              2,038
                                                                    --------------------               --------------------
OTHER EXPENSES
Salaries and employee benefits                                               2,375                              2,440
Expense of premises and fixed assets                                           625                                652
Merchant transaction expenses                                                  824                                852
Other operating expenses                                                     1,408                              1,179
                                                                    --------------------               --------------------
  Total Other Expenses                                                       5,232                              5,123
                                                                    --------------------               --------------------
Income before income taxes                                                   2,013                              1,959
Applicable income taxes                                                        343                                385
                                                                    --------------------               --------------------
  Net Income                                                                 1,670                              1,574
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                          22                                (99)
                                                                    --------------------               --------------------
  Comprehensive Income                                                     $ 1,692                            $ 1,475
                                                                    ====================               ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                                  $  0.78                            $  0.73
Cash Dividends Declared Per Common Share                                   $  0.37                            $  0.35

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                      Three Months Ended        Three Months Ended
                                                                                        March 31, 2007            March 31, 2006
                                                                                    ----------------------    ----------------------
OPERATING ACTIVITIES
Net Income                                                                                 $  1,670                  $  1,574
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  194                       160
  Provision for loan losses                                                                      96                       127
  Deferred income tax provision (benefit)                                                         2                        31
  Amortization of securities, (net of accretion)                                                112                       165
  Net realized (gains) losses on securities                                                     (51)                        -
  (Gain) loss on other real estate                                                                -                         -
  Decrease (increase) in interest receivable                                                    318                       216
  (Increase) decrease  in other assets                                                         (389)                   (1,480)
  Increase (decrease) in income taxes payable                                                   341                       217
  Increase (decrease) in interest payable                                                       184                        61
  Increase (decrease) in other liabilities                                                      150                        77
                                                                                      ------------------        ------------------
    Net cash provided by operating activities                                                 2,627                     1,148
                                                                                      ------------------        ------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                      (10,823)                   (1,038)
  Proceeds from sales and maturities of investment securities available-for-sale             12,617                    16,219
  Purchase of investment securities to be held-to-maturity                                        -                         -
  Proceeds from repayments of investment securities available-for-sale                        2,754                     2,907
  Proceeds from repayments of investment securities held-to-maturity                          1,505                     1,994
  Net loans (originated) repaid                                                              (4,719)                   (8,162)
  Proceeds from other real estate                                                                 -                        91
  Investment in premises and equipment                                                         (558)                     (127)
                                                                                      ------------------        ------------------
    Net cash provided (used) by investing activities                                            776                    11,884
                                                                                      ------------------        ------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                      2,134                      (779)
  Net proceeds (payments) on time deposits                                                    8,654                       174
  Increase (decrease) in federal funds purchased                                                  -                         -
  Increase (decrease) in repurchase agreements                                                7,982                   (13,509)
  Net (decrease) increase in short-term borrowings                                           (5,004)                    3,849
  Repayments of long-term borrowings                                                         (2,439)                   (2,356)
  Cash dividends paid                                                                          (795)                     (752)
                                                                                      ------------------        ------------------
    Net cash provided (used) by financing activities                                         10,532                   (13,373)
                                                                                      ------------------        ------------------
    Net increase (decrease) in cash and cash equivalents                                     13,935                      (341)
Cash and cash equivalents at January 1                                                       14,778                    11,573
                                                                                      ------------------        ------------------
Cash and cash equivalents at March 31                                                      $ 28,713                  $ 11,232
                                                                                      ==================        ==================

The Company paid interest and income taxes of $2,913 and $0 and $2,487 and $0, for the three month periods ended March 31, 2007 and 2006, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 2007
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2006, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007 and March 31, 2006, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2006, incorporated herein by reference.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report - Form 10-K for the year ended December 31, 2006.

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

The amortized cost and fair value of investment securities at March 31, 2007 and December 31, 2006 are as follows:


                               Available-for-Sale

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
March 31, 2007                    Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  14,906   $       29   $        9    $  14,926
Mortgage-backed securities         26,459          137           22       26,574
States & political subdivisions    29,283          964            -       30,247
--------------------------------------------------------------------------------
  Total Debt Securities            70,648        1,130           31       71,747
Equity securities                  14,956          582          117       15,421
--------------------------------------------------------------------------------
  Total Available-for-Sale      $  85,604   $    1,712   $      148    $  87,168
--------------------------------------------------------------------------------

                               Available-for-Sale

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
December 31, 2006                 Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  24,897   $        9   $       23    $  24,883
Mortgage-backed securities         29,231           91           82       29,240
States & political subdivisions    29,281          939            -       30,220
--------------------------------------------------------------------------------
  Total Debt Securities            83,409        1,039          105       84,343
Equity securities                   6,764          628           30        7,362
--------------------------------------------------------------------------------
  Total Available-for-Sale      $  90,173   $    1,667   $      135    $  91,705
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
March 31, 2007                    Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  43,516   $        4   $      904    $  42,616
States & political subdivisions    29,249        1,727            -       30,976
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  72,765   $    1,731   $      904    $  73,592
--------------------------------------------------------------------------------

                                Held-to-Maturity

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
December 31, 2006                 Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  45,124   $        4   $    1,074    $  44,054
States & political subdivisions    29,251        1,815            -       31,066
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  74,375   $    1,819   $    1,074    $  75,120
--------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at March 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2007                       Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                    Amortized    Fair       Amortized    Fair
                                      Cost       Value         Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities            $   4,948   $  4,940    $       -   $      -
After one year through five years:
  U.S. Agency securities                9,958      9,986            -          -
After five year through ten years:
  States & political subdivisions         460        495        1,042      1,111
After ten years:
  States & political subdivisions      28,823     29,752       28,207     29,865
--------------------------------------------------------------------------------
  Subtotal                             44,189     45,173       29,249     30,976
Mortgage-backed securities             26,459     26,574       43,516     42,616
--------------------------------------------------------------------------------
  Total Debt Securities             $  70,648   $ 71,747    $  72,765   $ 73,592
--------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006 are as follows:

                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    ------------------------------
                                    Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
March 31, 2007                      Value           Losses            Value           Losses            Value           Losses
--------------------------------------------------------------    ------------------------------    ------------------------------
U.S. Agency securities             $  4,940         $     9         $      -         $      -         $  4,940         $      9
Mortgage-backed securities                -               -           46,081              926           46,081              926
Equities                                872              39              492               78            1,364              117
                                -------------    -------------    -------------    -------------    -------------    -------------
  Total                            $  5,812         $    48         $ 46,573         $  1,004         $ 52,385         $  1,052
                                =============    =============    =============    =============    =============    =============


The table above at March 31, 2007, includes eight (8) securities that have unrealized losses for less than twelve months and eight (8) securities that have been in an unrealized loss position for twelve or more months.


                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    ------------------------------
                                    Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
December 31, 2006                   Value           Losses            Value           Losses            Value           Losses
--------------------------------------------------------------    ------------------------------    ------------------------------
U.S. Agency securities             $  9,868         $    9          $  9,985         $    14          $ 19,853         $     23
Mortgage-backed securities                -              -            50,379           1,156            50,379            1,156
Equities                                160              1               541              29               701               30
                                -------------    -------------    -------------    -------------    -------------    -------------
  Total                            $ 10,028         $   10          $ 60,905         $ 1,199          $ 70,933         $  1,209
                                =============    =============    =============    =============    =============    =============

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.


Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.


Marketable Equity Securities

The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.


NOTE 5 -- Loan Portfolio


Details regarding the Company's loan portfolio:

                                                   March 31,      December 31,
As Of:                                               2007             2006
-------------------------------------------------------------------------------
Real estate - construction and land development    $  21,748       $  23,714
Real estate mortgages                                288,899         284,323
Commercial                                            23,644          26,265
Credit card and related plans                          3,108           3,282
Installment and other                                 30,419          25,532
Obligations of states & political subdivisions         6,654           6,806
-------------------------------------------------------------------------------
  Loans, net of unearned income                      374,472         369,922
Less:  Allowance for loan losses                       4,200           4,200
-------------------------------------------------------------------------------
  Loans, net                                       $ 370,272       $ 365,722
-------------------------------------------------------------------------------


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

NOTE 7 -- Long-Term Debt

In a prior year, the Bank borrowed  $100,000 from the Federal Home Loan Bank, in
four  loans  with  various   maturity  dates,  to  finance  the  purchase  of  a
mortgaged-backed security.

  The loans are secured by a general collateral pledge of the Company.

  A summary of the long-term debt at March 31, 2007 is as follows:

Note payable, due in monthly installments of $161, including principal and interest at a fixed rate of 2.73%, maturing March, 2008. $ 1,899

Note payable, due in monthly installments of $253, including
  principal and interest at a fixed rate of 3.22%, maturing March, 2010.   8,669

Note payable, due in monthly installments of $430, including principal and interest at a fixed rate of 3.74%, maturing March, 2013.  27,698

Note payable, due in monthly installments of $186, including principal and interest at a fixed rate of 4.69%, maturing March, 2023.  25,148
                                                                         -------
  Total long-term debt                                                   $63,414
                                                                         =======

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at March 31, 2007 are as follows:


      March 31,         Principal
      ---------         ---------
          2008          $  9,974
          2009             8,377
          2010             8,692
          2011             5,938
          2012             6,176
    Thereafter            24,257
                      ------------
                        $ 63,414
                      ============



NOTE 8 -- Employee Benefit Plans

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:


                                        Pension Benefits     Other Benefits
                                        ----------------    ----------------
Three months ended March 31,             2007      2006      2007      2006
----------------------------------------------------------------------------
Service cost                            $  109    $  109    $    1    $   1
Interest cost                              185       167         4        4
Expected return on plan assets            (241)     (223)        -        -
Amortization of prior service cost           -         2         2        2
Amortization of net loss (gain)             36        41         -        -
----------------------------------------------------------------------------
  Net periodic pension cost             $   89    $   96    $    7    $   7
----------------------------------------------------------------------------

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $250 to its pension plan and $13 to its postretirement plan for 2007. As of April 15, 2007, $73 has been contributed to the pension plan for 2007. The pension and postretirement contribution estimates have not changed substantially since December 31, 2006. Readers should refer to the Annual Report on Form 10K for further details on the Company's defined benefit pension plan.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2007, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                          Actual                                       Regulatory Requirements
---------------------------------------------------------    --------------------------------------------
                                                                  For Capital                To Be
                                                               Adequacy Purposes       "Well Capitalized"
                                                               -----------------       ------------------
As of March 31, 2007                      Amount   Ratio        Amount    Ratio          Amount    Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                       $ 72,137  19.36%    > $ 29,809  > 8.0%      > $ 37,262  > 10.0%
                                                             -           -           -           -
    PSB (Bank)                           $ 68,899  18.59%    > $ 29,642  > 8.0%      > $ 37,053  > 10.0%
                                                             -           -           -           -

Tier 1 Capital (to Risk Weighted Assets)
    PFSC                                 $ 67,937  18.23%    > $ 14,905  > 4.0%      > $ 22,357  >  6.0%
                                                             -           -           -           -
    PSB                                  $ 64,699  17.46%    > $ 14,821  > 4.0%      > $ 22,232  >  6.0%
                                                             -           -           -           -

Tier 1 Capital (to Average Assets)
    PFSC                                 $ 67,937  11.85%    > $      *  >   *       > $ 28,673  >  5.0%
                                                             -           -           -           -
    PSB                                  $ 64,699  11.33%    > $      *  >   *       > $ 28,558  >  5.0%
                                                             -           -           -           -

PFSC - *3.0% ($17,204), 4.0% ($22,939) or 5.0% ($28,673) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($17,135),  4.0% ($22,846) or 5.0% ($28,558) depending on the bank's
CAMELS Rating and other regulatory risk factors.


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


PFSC - *3.0% ($16,863), 4.0% ($22,484) or 5.0% ($28,105) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($16,850),  4.0% ($22,466) or 5.0% ($28,083) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended March 31, 2007 and March 31, 2006. All information is presented in thousands of dollars, except as indicated.

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

Executive Summary

Penseco Financial Services Corporation reported an increase in net income of $96 or 6.1% for the three months ended March 31, 2007 to $1,670 or $.78 per share compared with $1,574 or $.73 per share from the year ago period. Net interest income after provision for loan losses increased $105 or 2.1%, to $5,149 for three months ended March 31, 2007 compared to $5,044 for the same quarter of 2006. Partly, the increase resulted from higher interest on loans due to net loan growth of $44.7 million since March 31, 2006, including $4.6 million from December 31, 2006. Interest on investments declined due to maturing investments being redeployed to fund future loan demand.

Other income increased $58 or 2.8% for the three months ended March 31, 2007 to $2,096 compared with $2,038 for the three months ended March 31, 2006. Total other expenses increased $109 or 2.1% to $5,232 for the first quarter 2007, compared with $5,123 for the same period of 2006.

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

Net interest income after provision for loan losses increased $105 or 2.1% to $5,149 for the three months ended March 31, 2007 compared to $5,044 for the three months ended March 31, 2006. The average yield on earning assets increased 47 basis points, largely due to an increase in interest rates. Also, there was an increase of $44.8 million in average loans from the comparable period of 2006.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended March 31, 2007, net interest margin was 3.86% increasing 6 basis points from 3.80% in the same period of 2006.

Total average interest earning assets declined while average interest bearing funds increased in the three months ended March 31, 2007 as compared to 2006. Average interest earning assets decreased $.9 million or .2%, from $544.4 million in 2006 to $543.5 million in 2007 and average interest bearing funds increased $13.5 million, or 3.3%, from $412.1 million to $425.6 million for the same period, mainly due to higher time and demand interest bearing accounts, off set by reductions in repurchase agreements and long-term borrowings. As a percentage of average assets, earning assets decreased to 94.4% for the three months ended March 31, 2007 from 96.2% for the year ago period. This decline was a result of the Bank purchasing a BOLI (Bank Owned Life Insurance), which is included in other assets and provides tax free non interest income.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended March 31, 2007 and 2006. Average loans as a percentage of average earning assets increased from 59.5% in 2006 to 67.9% in 2007, due in part to the increase of new residential mortgages as well as commercial loans secured by real estate; average investments decreased $58.8 million from 40.3% to 29.6% of earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks increased $13.1 million to $13.9 million from $.8 million. Average time deposits increased $17.7 million or 16.4% to $125.5 million from $107.8 million, average short-term borrowings decreased $5.5 million, average long-term borrowings decreased $9.6 million, and repurchase agreements decreased $3.1 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 100 basis points from 4.58% in the three months ended March 31, 2006 to 5.58% for 2007. Average loan yields increased 2 basis points, from 6.81% in the three months ended March 31, 2006 to 6.83% in 2007.

The average time deposit costs increased 91 basis points from 3.44% in 2006 to 4.35% in 2007, along with money market accounts increasing 70 basis points from 2.31% in 2006 to 3.01% in 2007.

The most significant change in net interest income has been the growth in our average loan portfolio of $44.8 million mostly in commercial and real estate loans which will have a significant positive impact on our net interest margin.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2007 and March 31, 2006.


----------------------------------------------------------------------------------------------------------
                                                    March 31, 2007                    March 31, 2006
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $       -   $      -       -
    U.S. Agency obligations                   45,812        518    4.52%       109,229        947    3.47%
    States & political subdivisions           30,191        334    6.70%        21,635        235    6.58%
    Federal Home Loan Bank stock               4,240         69    6.51%         4,848         28    2.31%
    Other                                      7,067         72    4.08%         3,063         30    3.92%
  Held-to-maturity:
    U.S. Agency obligations                   44,281        493    4.45%        51,561        565    4.38%
    States & political subdivisions           29,250        387    8.02%        29,252        390    8.08%
Loans, net of unearned income:
  Real estate mortgages                      305,690      5,055    6.61%       242,160      4,189    6.92%
  Commercial                                  23,067        489    8.48%        42,577        579    5.44%
  Consumer and other                          40,021        749    7.49%        39,300        747    7.60%
Federal funds sold                             6,550         85    5.19%             -          -       -
Interest on balances with banks                7,310         91    4.98%           757          9    4.76%
----------------------------------------------------------------------------------------------------------
Total Earning Assets/Total Interest
  Income                                     543,479   $  8,342    6.14%       544,382   $  7,719    5.67%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,407                             9,189
Bank premises and equipment                    9,524                             9,571
Accrued interest receivable                    3,244                             3,022
Cash surrender value of life insurance         7,081                                 -
Other assets                                   4,092                             3,582
Less:  Allowance for loan losses               4,191                             3,790
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 573,636                         $ 565,956
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  51,295   $     94    0.73%     $  31,707   $     52    0.66%
  Savings                                     79,848        214    1.07%        84,837        165    0.78%
  Money markets                               86,311        650    3.01%        86,781        501    2.31%
  Time - Over $100                            41,001        509    4.97%        28,437        219    3.08%
  Time - Other                                84,469        854    4.04%        79,381        708    3.57%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         17,494        117    2.68%        20,638         91    1.76%
Short-term borrowings                            635          8    5.04%         6,144         81    5.27%
Long-term borrowings                          64,581        651    4.03%        74,194        731    3.94%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     425,634   $  3,097    2.91%       412,119   $  2,548    2.47%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 75,678                            87,002
All other liabilities                          5,093                             2,179
Stockholders' equity                          67,231                            64,656
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 573,636                         $ 565,956
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.23%                             3.20%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  5,245                          $  5,171
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.86%                             3.80%
  Return on average assets                                         1.16%                             1.11%
  Return on average equity                                         9.94%                             9.74%
  Average equity to average assets                                11.72%                            11.42%
  Dividend payout ratio                                           47.44%                            47.95%
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

As the economy shows strength and improves, there is migration of some deposits, mainly to higher costing time deposits, as consumers become more prone to increased yields. Historically, such changes in the Company's deposit base have been minimal.

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

For the three months ended March 31, 2007, the provision for loan losses decreased to $96 from $127 in the three months ended March 31, 2006. Loans charged off totaled $96 and recoveries were $0 for the three months ended March 31, 2007. In the same period of 2006, loans charged off were $29 and recoveries were $2. At March 31, 2007 the allowance for loan losses was set at $4,200 or 1.12% of gross loans based upon the bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended March 31, 2007 and March 31, 2006, respectively:

                                              March 31,          March 31,
Three Months Ended:                             2007               2006
---------------------------------------------------------------------------
Trust department income                       $     372          $     354
Service charges on deposit accounts                 251                189
Merchant transaction income                       1,047              1,108
Other fee income                                    260                255
Other operating income                              115                132
Realized gains (losses) on securities, net           51                  -
---------------------------------------------------------------------------
  Total Other Income                          $   2,096          $   2,038
---------------------------------------------------------------------------

Other income increased $58 or 2.8% to $2,096 for the three months ended March 31, 2007 compared with $2,038 for the similar period of 2006. Merchant transaction income decreased $61 or 5.5% due to lower transaction volume. Service charges on deposit accounts increased $62 or 32.8% while other fee income increased $5 from prior year levels. The increase was largely due to accommodations made in 2006 to our customers during the computer conversion that took place during the first quarter of 2006. Other operating income decreased $17 or 12.9%. The Company realized a gain of $51 due to the sale of equity securities.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2007 and March 31, 2006, respectively:

                                              March 31,          March 31,
Three Months Ended:                             2007               2006
---------------------------------------------------------------------------
Salaries and employee benefits                $   2,375          $   2,440
Expense of premises and fixed assets                625                652
Merchant transaction expenses                       824                852
Other operating expenses                          1,408              1,179
---------------------------------------------------------------------------
  Total Other Expenses                        $   5,232          $   5,123
---------------------------------------------------------------------------

Total other expenses increased $109 or 2.1% to $5,232 for the first quarter ended March 31, 2007 compared with $5,123 for the same period of 2006. Salaries and employee benefits decreased $65 or 2.7%, mainly due to a reduction in wages related to a computer conversion during the first quarter of 2006. Merchant transaction expense decreased by $28 or 3.3% due to lower transaction volume. Other operating expenses increased $229 or 19.4%, from increases in professional fees and general operating expenses related to the promotion of our totally free checking program.

Applicable income taxes decreased $42 or 10.9% due to higher tax free income included in overall higher operating income.


Loan Portfolio

Details regarding the Company's loan portfolio:

                                                   March 31,      December 31,
As Of:                                               2007             2006
-------------------------------------------------------------------------------
Real estate - construction and land development    $  21,748       $  23,714
Real estate mortgages                                288,899         284,323
Commercial                                            23,644          26,265
Credit card and related plans                          3,108           3,282
Installment and other                                 30,419          25,532
Obligations of states & political subdivisions         6,654           6,806
-------------------------------------------------------------------------------
  Loans, net of unearned income                      374,472         369,922
Less:  Allowance for loan losses                       4,200           4,200
-------------------------------------------------------------------------------
  Loans, net                                       $ 370,272       $ 365,722
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


Non-Performing Assets

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


                                                March 31,    December 31,     March 31,
As Of:                                            2007           2006           2006
---------------------------------------------------------------------------------------
Non-accrual loans                               $   3,011      $  3,180       $   1,443
Loans past due 90 days or more and accruing:
  Guaranteed student loans                            330           251             349
  Secured by real estate                                -           177               -
  Credit card loans                                     9             6              12
---------------------------------------------------------------------------------------
  Total non-performing loans                        3,350         3,614           1,804
Other real estate owned                                73             -               2
---------------------------------------------------------------------------------------
  Total non-performing assets                   $   3,423      $  3,614       $   1,806
---------------------------------------------------------------------------------------

Non-accrual loans increased $1,568 to $3,011 at March 31, 2007 from $1,443 at March of 2006. This increase was due to a single borrowing relationship being placed into non-accrual during the third quarter of 2006. Management feels the Company is well secured and projects no loss of principal as we work toward a quick resolution to this credit.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,011 and $1,443 at March 31, 2007 and March 31, 2006, respectively. If interest on those loans had been accrued, such additional income would have been $202 and $45 for the three months ended March 31, 2007 and March 31, 2006, respectively. Interest income on those loans, which is recorded only when received, amounted to $73 and $1 for March 31, 2007 and March 31, 2006, respectively. There are no commitments to lend additional funds to borrowers whose loans are on non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of March 31, 2007 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At March 31, 2007 and December 31, 2006, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.


Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                                March 31,      March 31,
Three Months Ended:                                2007           2006
------------------------------------------------------------------------
Balance at beginning of period                  $   4,200      $   3,800
Charge-offs:
  Real estate mortgages                                84              -
  Commercial and all others                             -             23
  Credit card and related plans                        12              6
  Installment loans                                     -              -
------------------------------------------------------------------------
Total charge-offs                                      96             29
------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -              -
  Commercial and all others                             -              -
  Credit card and related plans                         -              2
  Installment loans                                     -              -
------------------------------------------------------------------------
Total recoveries                                        -              2
------------------------------------------------------------------------
Net charge-offs (recoveries)                           96             27
------------------------------------------------------------------------
Provision charged to operations                        96            127
------------------------------------------------------------------------
  Balance at End of Period                      $   4,200      $   3,900
------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.026%         0.008%
------------------------------------------------------------------------

The allowance for loan losses at March 31, 2007 was $4,200 or 1.12% of total loans compared to $3,900 or 1.18% of total loans at March 31, 2006. Management continues to believe the loan loss reserve is adequate.


The allowance for loan losses is allocated as follows:


As Of:                            March 31, 2007     December 31, 2006      March 31, 2006
---------------------------------------------------------------------------------------------
                                   Amount      %*      Amount       %*       Amount      %*
---------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,200    83%      $ 1,200     83%       $ 1,200    78%
Commercial and all others           2,500     9%        2,500      9%         2,225    12%
Credit card and related plans         250     1%          250      1%           225     1%
Personal installment loans            250     7%          250      7%           250     9%
---------------------------------------------------------------------------------------------
  Total                           $ 4,200   100%      $ 4,200    100%       $ 3,900   100%
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


The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company maintains a collateralized maximum borrowing capacity of $179,568 with the Federal Home Loan Bank of Pittsburgh.

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

The Company's total risk-based capital ratio was 19.36% at March 31, 2007. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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

At March 31, 2007, the Company owned approximately $87.2 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of March 31, 2007, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $1,032. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of March 31, 2007, the Company employed 167 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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




PENSECO FINANCIAL SERVICES CORPORATION



By              /s/ CRAIG W. BEST
         ------------------------------
                  Craig W. Best
                President and CEO

Dated:    May 3, 2007



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    May 3, 2007