Form 10-Q
period 2007-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2007-08-08
CIK 1054508

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

                  For the quarterly period ended June 30, 2007

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 27, 2007 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION



                                                                            Page

Part I -- FINANCIAL INFORMATION

     Item 1.    Financial Statements - Consolidated

                    Balance Sheets:

                        June 30, 2007..........................................3
                        December 31, 2006......................................3

                    Statements of Income:

                        Three Months Ended June 30, 2007.......................4
                        Three Months Ended June 30, 2006.......................4
                        Six Months Ended June 30, 2007.........................5
                        Six Months Ended June 30, 2006.........................5

                    Statements of Cash Flows:

                        Six Months Ended June 30, 2007.........................6
                        Six Months Ended June 30, 2006.........................6

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

     Item 1.    Legal Proceedings.............................................26

     Item 1A.   Risk Factors..................................................26

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...28

     Item 3.    Defaults Upon Senior Securities...............................28

     Item 4.    Submission of Matters to a Vote of Security Holders...........28

     Item 5.    Other Information.............................................28

     Item 6.    Exhibits......................................................28

Signatures      ..............................................................29

Certifications  ..............................................................30

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                             June 30,          December 31,
                                                               2007                2006
                                                         ----------------    ----------------
ASSETS
Cash and due from banks                                     $  11,099           $  12,999
Interest bearing balances with banks                            7,493               1,779
Federal funds sold                                             16,000                   -
                                                         ----------------    ----------------
  Cash and Cash Equivalents                                    34,592              14,778
Investment securities:
  Available-for-sale, at fair value                            75,059              91,705
  Held-to-maturity (fair value of $70,798
    and $75,120, respectively)                                 71,090              74,375
                                                         ----------------    ----------------
  Total Investment Securities                                 146,149             166,080
Loans, net of unearned income                                 385,868             369,922
  Less: Allowance for loan losses                               4,320               4,200
                                                         ----------------    ----------------
  Loans, Net                                                  381,548             365,722
Bank premises and equipment                                     9,795               9,471
Other real estate owned                                            31                   -
Accrued interest receivable                                     3,667               3,632
Cash surrender value of life insurance                          7,209               7,054
Other assets                                                    3,783               3,084
                                                         ----------------    ----------------
  Total Assets                                              $ 586,774           $ 569,821
                                                         ================    ================
LIABILITIES
Deposits:
  Non-interest bearing                                      $  73,686           $  71,585
  Interest bearing                                            350,464             342,215
                                                         ----------------    ----------------
  Total Deposits                                              424,150             413,800
Other borrowed funds:
  Repurchase agreements                                        28,560              13,441
  Short-term borrowings                                           418               5,486
  Long-term borrowings                                         60,953              65,853
Accrued interest payable                                        1,561               1,472
Other liabilities                                               2,981               3,198
                                                         ----------------    ----------------
  Total Liabilities                                           518,623             503,250
                                                         ----------------    ----------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)             21                  21
Surplus                                                        10,819              10,819
Retained earnings                                              58,173              56,393
Accumulated other comprehensive income                           (862)               (662)
                                                         ----------------    ----------------
  Total Stockholders' Equity                                   68,151              66,571
                                                         ----------------    ----------------
  Total Liabilities and Stockholders' Equity                $ 586,774           $ 569,821
                                                         ================    ================

(See accompanying Notes to Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                             Three Months Ended           Three Months Ended
                                                                June 30, 2007                June 30, 2006
                                                            --------------------         --------------------
INTEREST INCOME
Interest and fees on loans                                        $  6,559                     $  5,718
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                 952                        1,399
  States & political subdivisions                                      724                          636
  Other securities                                                      97                          106
Interest on Federal funds sold                                         219                            -
Interest on balances with banks                                        102                           39
                                                            --------------------         --------------------
  Total Interest Income                                              8,653                        7,898
                                                            --------------------         --------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                          527                          287
Interest on other deposits                                           1,915                        1,533
Interest on other borrowed funds                                       869                          866
                                                            --------------------         --------------------
  Total Interest Expense                                             3,311                        2,686
                                                            --------------------         --------------------
  Net Interest Income                                                5,342                        5,212
Provision for loan losses                                              124                           27
                                                            --------------------         --------------------
  Net Interest Income After Provision for Loan Losses                5,218                        5,185
                                                            --------------------         --------------------
OTHER INCOME
Trust department income                                                367                          351
Service charges on deposit accounts                                    260                          227
Merchant transaction income                                            873                          732
Other fee income                                                       323                          303
Other operating income                                                 157                           42
Realized gains (losses) on securities, net                               -                            -
                                                            --------------------         --------------------
  Total Other Income                                                 1,980                        1,655
                                                            --------------------         --------------------
OTHER EXPENSES
Salaries and employee benefits                                       2,330                        2,340
Expense of premises and fixed assets                                   725                          582
Merchant transaction expenses                                          671                          602
Other operating expenses                                             1,385                        1,308
                                                            --------------------         --------------------
  Total Other Expenses                                               5,111                        4,832
                                                            --------------------         --------------------
Income before income taxes                                           2,087                        2,008
Applicable income taxes                                                387                          447
                                                            --------------------         --------------------
  Net Income                                                         1,700                        1,561
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                (222)                        (153)
                                                            --------------------         --------------------
  Comprehensive Income                                            $  1,478                     $  1,408
                                                            ====================         ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                         $   0.79                     $   0.73
Cash Dividends Declared Per Common Share                          $   0.37                     $   0.35

(See accompanying Notes to Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                              Six Months Ended             Six Months Ended
                                                               June 30, 2007                June 30, 2006
                                                            --------------------         --------------------
INTEREST INCOME
Interest and fees on loans                                        $ 12,852                     $ 11,233
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations               1,963                        2,911
  States & political subdivisions                                    1,445                        1,261
  Other securities                                                     238                          164
Interest on Federal funds sold                                         304                            -
Interest on balances with banks                                        193                           48
                                                            --------------------         --------------------
  Total Interest Income                                             16,995                       15,617
                                                            --------------------         --------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                        1,036                          506
Interest on other deposits                                           3,727                        2,959
Interest on other borrowed funds                                     1,645                        1,769
                                                            --------------------         --------------------
  Total Interest Expense                                             6,408                        5,234
                                                            --------------------         --------------------
  Net Interest Income                                               10,587                       10,383
Provision for loan losses                                              220                          154
                                                            --------------------         --------------------
  Net Interest Income After Provision for Loan Losses               10,367                       10,229
                                                            --------------------         --------------------
OTHER INCOME
Trust department income                                                739                          705
Service charges on deposit accounts                                    511                          416
Merchant transaction income                                          1,920                        1,840
Other fee income                                                       583                          558
Other operating income                                                 272                          174
Realized gains (losses) on securities, net                              51                            -
                                                            --------------------         --------------------
  Total Other Income                                                 4,076                        3,693
                                                            --------------------         --------------------
OTHER EXPENSES
Salaries and employee benefits                                       4,705                        4,780
Expense of premises and fixed assets                                 1,350                        1,234
Merchant transaction expenses                                        1,495                        1,454
Other operating expenses                                             2,793                        2,487
                                                            --------------------         --------------------
  Total Other Expenses                                              10,343                        9,955
                                                            --------------------         --------------------
Income before income taxes                                           4,100                        3,967
Applicable income taxes                                                730                          832
                                                            --------------------         --------------------
  Net Income                                                         3,370                        3,135
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                (200)                        (252)
                                                            --------------------         --------------------
  Comprehensive Income                                            $  3,170                     $  2,883
                                                            ====================         ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                         $   1.57                     $   1.46
Cash Dividends Declared Per Common Share                          $   0.74                     $   0.70

(See accompanying Notes to Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                      Six Months Ended         Six Months Ended
                                                                                       June 30 2007             June 30 2006
                                                                                    --------------------     --------------------
OPERATING ACTIVITIES
Net Income                                                                               $  3,370                 $  3,135
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                418                      349
  Provision for loan losses                                                                   220                      154
  Deferred income tax provision (benefit)                                                       7                       44
  Amortization of securities, (net of accretion)                                              196                      266
  Net realized losses (gains) on securities                                                   (51)                       -
  (Gain) loss on other real estate                                                            (20)                       -
  (Increase) decrease in interest receivable                                                  (35)                      21
  (Increase) decrease in cash surrender value of life insurance                              (155)                       -
  (Increase) decrease in other assets                                                        (602)                  (1,969)
  Increase (decrease) in income taxes payable                                                  96                      200
  Increase (decrease) in interest payable                                                      89                       31
  (Decrease) increase in other liabilities                                                   (313)                    (286)
                                                                                    --------------------     --------------------
    Net cash provided by operating activities                                               3,220                    1,945
                                                                                    --------------------     --------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                    (10,922)                  (1,564)
  Proceeds from sales and maturities of investment securities
  available-for-sale                                                                       21,366                   32,251
  Purchase of investment securities to be held-to-maturity                                      -                        -
  Proceeds from repayments of investment securities available-for-sale                      5,941                    6,692
  Proceeds from repayments of investment securities held-to-maturity                        3,097                    3,803
  Net loans (originated) repaid                                                           (16,122)                 (14,256)
  Proceeds from other real estate                                                              65                       91
  Investment in premises and equipment                                                       (742)                    (277)
                                                                                    --------------------     --------------------
    Net cash provided (used) by investing activities                                        2,683                   26,740
                                                                                    --------------------     --------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                    9,290                  (16,773)
  Net proceeds (payments) on time deposits                                                  1,060                   18,538
  Increase (decrease) in federal funds purchased                                                -                        -
  Increase (decrease) in repurchase agreements                                             15,119                  (10,026)
  Net (decrease) increase in short-term borrowings                                         (5,068)                  (4,626)
  Repayments of long-term borrowings                                                       (4,900)                  (4,732)
  Cash dividends paid                                                                      (1,590)                  (1,504)
                                                                                    --------------------     --------------------
    Net cash provided (used) by financing activities                                       13,911                  (19,123)
                                                                                    --------------------     --------------------
    Net increase (decrease) in cash and cash equivalents                                   19,814                    9,562
Cash and cash equivalents at January 1                                                     14,778                   11,573
                                                                                    --------------------     --------------------
Cash and cash equivalents at June 30                                                     $ 34,592                 $ 21,135
                                                                                    ====================     ====================

The Company paid interest and income taxes of $6,319 and $640 and $5,203 and $606, for the six month periods ended June 30, 2007 and 2006, respectively.

(See accompanying Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2007
                                   (unaudited)

These Notes to Financial Statements reflect events subsequent to December 31, 2006, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Financial Statements should be read in conjunction with Parts I and II of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2007 and June 30, 2006 and for the six months ended June 30, 2007 and June 30, 2006, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report - Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007 and is incorporated herein by reference.

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

NOTE 1 -- Principles of Consolidation

Penseco Financial Services Corporation (Company) is a financial holding company incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a Pennsylvania state chartered bank.

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

The amortized cost and fair value of investment securities at June 30, 2007 and December 31, 2006 are as follows:


                               Available-for-Sale


                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
June 30, 2007                     Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  14,913   $        -   $       37    $  14,876
Mortgage-backed securities         23,262           94           70       23,286
States & political subdivisions    29,286          612            1       29,897
--------------------------------------------------------------------------------
  Total Debt Securities            67,461          706          108       68,059
Equity securities                   6,370          801          171        7,000
--------------------------------------------------------------------------------
  Total Available-for-Sale      $  73,831   $    1,507   $      279    $  75,059
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
June 30, 2007                     Cost        Gains        Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  41,844   $        2   $    1,607    $  40,239
States & political subdivisions    29,246        1,313            -       30,559
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  71,090   $    1,315   $    1,607    $  70,798
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
--------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2007                        Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                    Amortized    Fair       Amortized    Fair
                                      Cost       Value         Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities            $   4,949   $  4,940    $       -   $      -
After one year through five years:
  U.S. Agency securities                9,964      9,936            -          -
After five year through ten years:
  States & political subdivisions         460        486          987      1,102
After ten years:
  States & political subdivisions      28,826     29,411       28,259     29,457
--------------------------------------------------------------------------------
  Subtotal                             44,199     44,773       29,246     30,559
Mortgage-backed securities             23,262     23,286       41,844     40,239
--------------------------------------------------------------------------------
  Total Debt Securities             $  67,461   $ 68,059    $  71,090   $ 70,798
--------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006 are as follows:


                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    ------------------------------
                                    Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
June 30, 2007                       Value           Losses            Value           Losses            Value           Losses
--------------------------------------------------------------    ------------------------------    ------------------------------
U.S. Agency securities             $ 14,876         $    37         $      -         $      -         $ 14,876         $     37
Mortgage-backed securities            7,034              32           43,178            1,645           50,212            1,677
States & political subdivisions         244               1                -                -              244                1
Equities                              1,151              69              468              102            1,619              171
                                -------------    -------------    -------------    -------------    -------------    -------------
  Total                            $ 23,305         $   139         $ 43,646         $  1,747         $ 66,951         $  1,886
                                =============    =============    =============    =============    =============    =============


The table above at June 30, 2007, includes thirteen (13) securities that have unrealized losses for less than twelve months and eight (8) securities that have been in an unrealized loss position for twelve or more months.


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
                                =============    =============    =============    =============    =============    =============

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Mortgage-Backed Securities

The unrealized losses on the Company's investment in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007. The Company's Mortgage-Backed Securities portfolio does not contain any Sub-Prime or Alt-A credits.

States & Political Subdivisions

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Marketable Equity Securities

The  unrealized  losses  on  the  Company's   investment  in  marketable  equity
securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.


NOTE 5 -- Loan Portfolio


Details regarding the Company's loan portfolio:

                                                    June 30,      December 31,
As of:                                                2007            2006
--------------------------------------------------------------------------------
Real estate - construction and land development    $  25,910       $  23,714
Real estate mortgages                                296,870         284,323
Commercial                                            22,953          26,265
Credit card and related plans                          3,259           3,282
Installment and other                                 30,295          25,532
Obligations of states & political subdivisions         6,581           6,806
--------------------------------------------------------------------------------
  Loans, net of unearned income                      385,868         369,922
Less:  Allowance for loan losses                       4,320           4,200
--------------------------------------------------------------------------------
  Loans, net                                       $ 381,548       $ 365,722
--------------------------------------------------------------------------------

The Company does not engage in any Sub-Prime or Alt-A credit lending. Therefore, the Company is not subject to any associated credit risks.

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

NOTE 7 -- Long-Term Debt

In a prior year, the Bank borrowed $100,000 from the Federal Home Loan Bank of Pittsburgh, in four loans with various maturity dates, to finance the purchase of a mortgaged-backed security.

  The loans are secured by a general collateral pledge of the Company.

  A summary of the long-term debt at June 30, 2007 is as follows:

Note payable, due in monthly installments of $161, including principal and interest at a fixed rate of 2.73%, maturing March, 2008. $ 1,430

Note payable, due in monthly installments of $253, including
  principal and interest at a fixed rate of 3.22%, maturing March, 2010.   7,978

Note payable, due in monthly installments of $430, including principal and interest at a fixed rate of 3.74%, maturing March, 2013.  26,663

Note payable, due in monthly installments of $186, including principal and interest at a fixed rate of 4.69%, maturing March, 2023.  24,882
                                                                         -------
  Total long-term debt                                                   $60,953
                                                                         =======

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.


Aggregate maturities of long-term debt at June 30, 2007 are as follows:


     June 30,     Principal
     --------     ----------
         2008      $  9,579
         2009         8,455
         2010         8,011
         2011         5,996
         2012         6,237
   Thereafter        22,675
                  ----------
                   $ 60,953
                  ==========

NOTE 8 -- Employee Benefit Plans

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:

                                        Pension Benefits     Other Benefits
                                        ----------------    ----------------
Six months ended June 30,                2007       2006     2007      2006
----------------------------------------------------------------------------
Service cost                            $  218    $  218    $    2    $   2
Interest cost                              370       334         8        8
Expected return on plan assets            (482)     (445)        -        -
Amortization of prior service cost           -         -         4        4
Amortization of net loss (gain)             72        83         -        -
----------------------------------------------------------------------------
  Net periodic pension cost             $  178    $  190    $   14    $  14
----------------------------------------------------------------------------

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $250 to its pension plan and $13 to its postretirement plan for 2007. As of July 15, 2007, $146 has been contributed to the pension plan for 2007. The pension and postretirement contribution estimates have not changed substantially since December 31, 2006. Readers should refer to the Annual Report on Form 10K for further details on the Company's defined benefit pension plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2007, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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



                          Actual                                       Regulatory Requirements
---------------------------------------------------------    --------------------------------------------
                                                                  For Capital                To Be
                                                               Adequacy Purposes       "Well Capitalized"
                                                               -----------------       ------------------
As of June 30, 2007                       Amount   Ratio        Amount    Ratio          Amount    Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
          PFSC (Company)                 $ 73,192  19.73%    > $ 29,684  > 8.0%      > $ 37,105  > 10.0%
                                                             -           -           -           -
          PSB (Bank)                     $ 68,259  18.50%    > $ 29,518  > 8.0%      > $ 36,897  > 10.0%
                                                             -           -           -           -

Tier 1 Capital (to Risk Weighted Assets)
          PFSC                           $ 68,872  18.56%    > $ 14,842  > 4.0%      > $ 22,263  >  6.0%
                                                             -           -           -           -
          PSB                            $ 63,939  17.33%    > $ 14,759  > 4.0%      > $ 22,138  >  6.0%
                                                             -           -           -           -

Tier 1 Capital (to Average Assets)
          PFSC                           $ 68,872  11.77%    >        *  >   *       > $ 29,251  >  5.0%
                                                             -           -           -           -
          PSB                            $ 63,939  11.00%    >        *  >   *       > $ 29,053  >  5.0%
                                                             -           -           -           -

PFSC - *3.0% ($17,550), 4.0% ($23,401) or 5.0% ($29,251) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($17,432),  4.0% ($23,242) or 5.0% ($29,053) depending on the bank's
CAMELS Rating and other regulatory risk factors.


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

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended June 30, 2007 and June 30, 2006 and for the six months ended June 30, 2007 and June 30, 2006. All information is presented in thousands of dollars, except as indicated.

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

Executive Summary

Penseco Financial Services Corporation reported an increase in net income of $139 or 8.9% for the three months ended June 30, 2007 to $1,700 or $.79 per share compared with $1,561 or $.73 per share from the year ago period. Net interest income after provision for loan losses increased $33 or .6%, to $5,218 for three months ended June 30, 2007 compared to $5,185 for the same quarter of 2006. Partly, the increase resulted from higher interest on loans due to net loan growth of $49.8 million since June 30, 2006, including $15.8 million from December 31, 2006. Interest on investments declined $86 or 3.9% due to maturing investments being redeployed to fund future loan demand.

Other income increased $325 or 19.6% for the three months ended June 30, 2007 to $1,980 compared with $1,655 for the three months ended June 30, 2006. Total other expenses increased $279 or 5.8% to $5,111 for the three months ended June 30, 2007, compared with $4,832 for the same period of 2006. Applicable income taxes decreased $60 or 13.4% to $387 due to more tax free income included in overall operating income.

For the six months ended June 30, 2007, net income increased $235 or 7.5% to $3,370 or $1.57 per share compared with the year ago period of $3,135 or $1.46 per share. Net interest income after provision for loan losses increased

$138 or 1.3% to $10,367 for the first half of 2007 from $10,229 for the same period of 2006. Largely, the increase came from higher interest and fees on loans of $1,619 or 14.4%, as net loans increased $49.8 million. Interest on investments declined $241 or 5.5% due to maturing investments being redeployed to fund future loan demand.

Other income increased $383 or 10.4% mostly in merchant transaction income as volumes increased. Total other expenses increased $388 or 3.9% mainly due to an increase in other operating expense. Applicable income taxes decreased $102 or 12.3% to $730 due to more tax free income included in overall operating income.

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

Net interest income after provision for loan losses increased $33 or .6% to $5,218 for the three months ended June 30, 2007 compared to $5,185 for the three months ended June 30, 2006. The average yield on earning assets increased 34 basis points, largely due to an increase in interest rates. Also, there was an increase of $48.5 million in average loans from the comparable period of 2006.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. In the three months ended June 30, 2007, net interest margin was 3.85% decreasing 5 basis points from 3.90% in the same period of 2006.

Total average interest earning assets and average interest bearing funds increased in the three months ended June 30, 2007 as compared to 2006. Average interest earning assets increased $19.6 million or 3.7%, from $535.2 million in 2006 to $554.8 million in 2007 and average interest bearing funds increased $29.7 million, or 7.3%, from $409.5 million to $439.2 million for the same period, mainly due to higher loans and time and demand interest bearing accounts, along with increased repurchase agreements. Long-term borrowings decreased $9.7 million or 13.5%. As a percentage of average assets, earning assets increased to 96.0% for the three months ended June 30, 2007 from 95.7% for the year ago period. This increase was a result of average loan growth of $48.5 million.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the three months ended June 30, 2007 and 2006. Average loans as a percentage of average earning assets increased from 62.0% in 2006 to 68.6% in 2007, due in part to the increase of new and refinanced residential mortgages as well as an increase in commercial loans secured by real estate. Average investments decreased $49.9 million from 37.4% to 27.1% of earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks increased $21.1 million to $24.3 million from $3.2 million. Average time deposits increased $15.6 million or 14.5% to $123.5 million from $107.9 million, average short-term borrowings decreased $3.1 million, average long-term borrowings decreased $9.7 million, while repurchase agreements increased $9.4 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 78 basis points from 4.94% in the three months ended June 30, 2006 to 5.72% for 2007. Average loan yields decreased 20 basis points, from 7.10% in the three months ended June 30, 2006 to 6.90% in 2007, partly due to the inverted yield curve and its impact on residential mortgage loan rates.

The average time deposit costs increased 66 basis points from 3.76% in 2006 to 4.42% in 2007, along with the average cost of money market accounts increasing 50 basis points from 2.64% in 2006 to 3.14% in 2007.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2007 and June 30, 2006.

----------------------------------------------------------------------------------------------------------
                                                     June 30, 2007                     June 30, 2006
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $       -   $      -       -
    U.S. Agency obligations                   40,116        459    4.58%        91,738        838    3.65%
    States & political subdivisions           30,248        335    6.71%        21,348        241    6.84%
    Federal Home Loan Bank stock               3,925         63    6.42%         4,853         80    6.59%
    Other                                      3,829         34    3.55%         3,140         26    3.31%
  Held-to-maturity:
    U.S. Agency obligations                   42,698        493    4.62%        49,661        561    4.52%
    States & political subdivisions           29,247        389    8.06%        29,253        395    8.18%
Loans, net of unearned income:
    Real estate mortgages                    316,514      5,296    6.69%       263,475      4,445    6.75%
    Commercial                                23,650        498    8.42%        29,783        628    8.43%
    Consumer and other                        40,287        765    7.60%        38,704        645    6.67%
Federal funds sold                            16,579        219    5.28%             -          -       -
Interest on balances with banks                7,734        102    5.28%         3,225         39    4.84%
----------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                      554,827   $  8,653    6.24%       535,180   $  7,898    5.90%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,284                            10,509
Bank premises and equipment                    9,855                             9,466
Accrued interest receivable                    3,259                             2,940
Cash surrender value of life insurance         7,159                                 -
Other assets                                   3,977                             4,868
Less:  Allowance for loan losses               4,203                             3,888
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 585,158                         $ 559,075
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  57,555   $    163    1.13%     $  39,397   $     63    0.64%
  Savings                                     81,528        241    1.18%        83,463        185    0.89%
  Money markets                               85,883        675    3.14%        84,613        558    2.64%
  Time - Over $100                            43,213        527    4.88%        30,441        287    3.77%
  Time - Other                                80,269        836    4.17%        77,505        727    3.75%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         28,333        240    3.39%        18,872        107    2.27%
Short-term borrowings                            281          4    5.69%         3,412         49    5.74%
Long-term borrowings                          62,108        625    4.03%        71,793        710    3.96%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     439,170   $  3,311    3.02%       409,496   $  2,686    2.62%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 73,226                            81,191
All other liabilities                          4,636                             3,588
Stockholders' equity                          68,126                            64,800
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 585,158                         $ 559,075
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.22%                             3.28%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  5,342                          $  5,212
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.85%                             3.90%
  Return on average assets                                         1.16%                             1.12%
  Return on average equity                                         9.98%                             9.64%
  Average equity to average assets                                11.64%                            11.59%
  Dividend payout ratio                                           46.84%                            47.95%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $138 or 1.3% to $10,367 for the six months ended June 30, 2007, compared to $10,229 for the first half of 2006. The average yield on earning assets increased 40 basis points, largely due to higher interest rates and growth in our average loan portfolio of $46.6 million from the similar period of 2006.

The net interest margin represents the Company's net yield on its average earning assets and is calculated as net interest income divided by average earning assets. For the six months ended June 30, 2007, net interest margin was 3.86% increasing one basis point from 3.85% in the same period of 2006.

Total average earning assets and average interest bearing funds increased for the six months ended June 30, 2007 as compared to 2006. Average earning assets increased $9.4 million or 1.7%, from $539.8 million in 2006 to $549.2 million in 2007 and average interest bearing funds increased $21.6 million, or 5.3%, from $410.8 million to $432.4 million for the same period. As a percentage of average assets, earning assets remained unchanged at 96.0% for the six months ended June 30, 2007 and 2006.

Changes in the mix of both earning assets and funding sources also impacted net interest income in the six months ended June 30, 2007 and 2006. Average loans as a percentage of average earning assets increased from 60.8% in 2006 to 68.2% in 2007, due in part to the increase of new and refinanced residential mortgages as well as an increase in commercial loans secured by real estate. Average investments decreased $54.3 million from 38.9% to 28.3%. Average short-term investments, federal funds sold and interest bearing balances with banks increased $17.1 million to $2.0 from $19.1 and also increased as a percentage of average earning assets from .4% in 2006 to 3.5% in 2007. Average time deposits increased $16.6 million or 15.5% from 26.3% of interest bearing liabilities in 2006 to 28.8% in 2007. Average short-term borrowings decreased $4.3 million; average long-term borrowings decreased $9.7 million, while repurchase agreements increased $3.1million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 90 basis points from 4.75% for the six months ended June 30, 2006 to 5.65% for 2007. Also, average loan yields increased one basis point, from 6.85% for the first half of 2006 to 6.86% in the same period of 2007.

The average time deposit costs increased 78 basis points from 3.60% in 2006 to 4.38% in 2007, along with the average cost of money market accounts increasing 61 basis points from 2.47% in 2006 to 3.08% in 2007.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2007 and June 30, 2006.


----------------------------------------------------------------------------------------------------------
                                                     June 30, 2007                     June 30, 2006
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Treasury securities               $       -   $      -       -      $       -   $      -       -
    U.S. Agency obligations                   42,964        977    4.55%       100,483      1,785    3.55%
    States & political subdivisions           30,219        670    6.72%        21,492        476    6.71%
    Federal Home Loan Bank stock               4,083        132    6.47%         4,850        109    4.49%
    Other                                      5,448        106    3.89%         3,102         55    3.55%
  Held-to-maturity:
    U.S. Agency obligations                   43,490        986    4.53%        50,611      1,126    4.45%
    States & political subdivisions           29,248        775    8.03%        29,252        785    8.13%
Loans, net of unearned income:
  Real estate mortgages                      311,102     10,351    6.65%       252,818      8,634    6.83%
  Commercial                                  23,359        987    8.45%        36,180      1,207    6.67%
  Consumer and other                          40,154      1,514    7.54%        39,002      1,392    7.14%
Federal funds sold                            11,564        304    5.26%             -          -       -
Interest on balances with banks                7,522        193    5.13%         1,991         48    4.82%
----------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                      549,153   $ 16,995    6.19%       539,781   $ 15,617    5.79%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,345                             9,849
Bank premises and equipment                    9,690                             9,518
Accrued interest receivable                    3,251                             2,981
Cash surrender value of life insurance         7,120                                 -
Other assets                                   4,035                             4,225
Less:  Allowance for loan losses               4,197                             3,839
-----------------------------------------------------------------------------------------------------------
Total Assets                               $ 579,397                         $ 562,515
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  54,425   $    257    0.94%     $  35,552   $    115    0.65%
  Savings                                     80,688        455    1.13%        84,150        350    0.83%
  Money markets                               86,097      1,325    3.08%        85,697      1,060    2.47%
  Time - Over $100                            42,107      1,036    4.92%        29,439        506    3.44%
  Time - Other                                82,369      1,690    4.10%        78,443      1,434    3.66%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         22,913        361    3.15%        19,754        198    2.00%
Short-term borrowings                            458         12    5.25%         4,778        130    5.44%
Long-term borrowings                          63,345      1,272    4.02%        72,994      1,441    3.95%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     432,402   $  6,408    2.96%       410,807   $  5,234    2.55%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 74,452                            84,097
All other liabilities                          4,864                             2,883
Stockholders' equity                          67,679                            64,728
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 579,397                         $ 562,515
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.23%                             3.24%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 10,587                          $ 10,383
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.86%                             3.85%
  Return on average assets                                         1.16%                             1.11%
  Return on average equity                                         9.96%                             9.69%
  Average equity to average assets                                11.68%                            11.51%
  Dividend payout ratio                                           47.13%                            47.95%
----------------------------------------------------------------------------------------------------------

Investments

The Company's investment portfolio consists primarily of two functions: To provide liquidity and to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities generally with maturities greater than one year. The Company's Mortgage-Backed Securities portfolio does not contain any Sub-Prime or Alt-A credits.

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

For the three months ended June 30, 2007, the provision for loan losses increased to $97 from $27 in the three months ended June 30, 2006 to $124 in the three months ended June 30, 2007. Loans charged off totaled $4 and recoveries were $0 for the three months ended June 30, 2007. In the same period of 2006, loans charged off totaled $28 and recoveries were $1. For the six months ended June 30, 2007, the provision for loan losses was $220, an increase from $154 in the first six months of 2006. Loans charged-off totaled $102 and recoveries were $2 for the six months ended June 30, 2007. In the same period of 2006 loans charged off were $57, offset by recoveries of $3. At June 30, 2007 the allowance for loan losses was set at $4,320 or 1.12% of gross loans based upon the Bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended June 30, 2007 and June 30, 2006, respectively:

                                            June 30,       June 30,
Three Months Ended:                           2007           2006
---------------------------------------------------------------------
Trust department income                    $      367     $       351
Service charges on deposit accounts               260             227
Merchant transaction income                       873             732
Other fee income                                  323             303
Other operating income                            157              42
Realized gains (losses) on securities, net          -               -
---------------------------------------------------------------------
  Total Other Income                       $    1,980     $     1,655
---------------------------------------------------------------------

Other income increased $325 or 19.6% to $1,980 for the three months ended June 30, 2007 compared with $1,655 for the similar period of 2006. Trust income increased $16 or 4.6% from new business. Merchant transaction income increased $141 or 19.3% due to higher transaction volume and new business. Service charges on deposit accounts increased $33 or 14.5% primarily due to increased service charge collections during 2007, while other fee income increased $20 from prior year levels. Other operating income increased $115 largely due to Bank-Owned Life Insurance income of $77, in addition to higher brokerage income compared to the prior year period.

The following table sets forth information by category of other income for the Company for six months ended June 30, 2007 and June 30, 2006, respectively:

                                            June 30,       June 30,
Six Months Ended:                             2007           2006
---------------------------------------------------------------------
Trust department income                    $      739     $       705
Service charges on deposit accounts               511             416
Merchant transaction income                     1,920           1,840
Other fee income                                  583             558
Other operating income                            272             174
Realized gains (losses) on securities, net         51               -
---------------------------------------------------------------------
  Total Other Income                       $    4,076     $     3,693
----------------------------------------------------------------------

Other income increased $383 or 10.4% to $4,076 during the first half of 2007 from $3,693 for the same period of 2006. Service charges on deposit accounts increased $95 or 22.8% primarily due to increased service charge collections during 2007. Merchant transaction income increased $80 or 4.3% mainly due to higher transaction volume and new business. Other fee income increased $25 or 4.5%. Other operating income increased $98 mainly from Bank-Owned Life Insurance income of $155 offset by lower brokerage income during the first quarter of 2007. The Company realized a gain of $51 due to the sale of equity securities in the first quarter of 2007.

Other Expenses

The following table sets forth information by category of other expenses for the
Company  for  the  three   months  ended  June  30,  2007  and  June  30,  2006,
respectively:

                                            June 30,       June 30,
Three Months Ended:                           2007           2006
---------------------------------------------------------------------
Salaries and employee benefits             $    2,330     $     2,340
Expense of premises and fixed assets              725             582
Merchant transaction expenses                     671             602
Other operating expenses                        1,385           1,308
---------------------------------------------------------------------
  Total Other Expenses                     $    5,111     $     4,832
---------------------------------------------------------------------

Total other expenses increased $279 or 5.8% to $5,111 for the three months ended June 30, 2007 compared with $4,832 for the same period of 2006. Salaries and employee benefits decreased $10. Premises and fixed assets expense increased $143 or 24.6% mainly due to higher depreciation expense related to the conversion to a new computer system during the first quarter of 2006. Merchant transaction expense increased $69 or 11.5% due to higher transaction volume. Other operating expenses increased $77 or 5.9%, from increases in professional fees and general operating expenses related to the promotion of our Totally Free Checking program.

Applicable income taxes decreased $60 or 13.4% to $387 due to more tax free income included in overall operating income.

The following table sets forth information by category of other expenses for the Company for the six months ended June 30, 2007 and June 30, 2006, respectively:

                                            June 30,       June 30,
Six Months Ended:                             2007           2006
---------------------------------------------------------------------
Salaries and employee benefits             $    4,705     $     4,780
Expense of premises and fixed assets            1,350           1,234
Merchant transaction expenses                   1,495           1,454
Other operating expenses                        2,793           2,487
---------------------------------------------------------------------
  Total Other Expenses                     $   10,343     $     9,955
---------------------------------------------------------------------

Total other expenses increased $388 or 3.9% to $10,343 during the first half of 2007 compared with $9,955 for the same period of 2006. Salaries and employee benefits expense decreased $75 or 1.6%. Premises and fixed assets expense increased $116 or 9.4% mainly due to the conversion to a new computer system completed during the first quarter of 2006. Merchant transaction expenses increased $41 or 2.8% due to higher transaction volume. Other operating expenses increased $306 or 12.3% mostly from higher professional fees and general operating expenses related to the promotion of our Totally Free Checking program.

Applicable income taxes decreased $102 or 12.3% to $730 due to more tax free income included in overall operating income.


Loan Portfolio

Details regarding the Company's loan portfolio:


                                                    June 30,      December 31,
As of:                                                2007            2006
------------------------------------------------------------------------------
Real estate - construction and land development    $  25,910       $  23,714
Real estate mortgages                                296,870         284,323
Commercial                                            22,953          26,265
Credit card and related plans                          3,259           3,282
Installment and other                                 30,295          25,532
Obligations of states & political subdivisions         6,581           6,806
------------------------------------------------------------------------------
  Loans, net of unearned income                      385,868         369,922
Less:  Allowance for loan losses                       4,320           4,200
------------------------------------------------------------------------------
  Loans, net                                       $ 381,548       $ 365,722
------------------------------------------------------------------------------

The Company does not engage in any Sub-Prime or Alt-A credit lending. Therefore, the Company is not subject to any associated credit risks.

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

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                                       June 30,    December 31,    June 30,
As of:                                                   2007          2006          2006
-------------------------------------------------------------------------------------------
Non-accrual loans                                      $  2,825      $  3,180      $  1,822
Other real estate owned                                      31             -             2
-------------------------------------------------------------------------------------------
  Total non-performing assets                          $  2,856      $  3,180      $  1,824
-------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
  Secured by real estate                               $    494      $    177      $      -
  Guaranteed student loans                                  440           251           306
  Credit card loans                                           7             6             6
-------------------------------------------------------------------------------------------
  Total loans past due 90 days or more and accruing    $    941      $    434      $    312
-------------------------------------------------------------------------------------------

Non-accrual loans increased $1,003 to $2,825 at June 30, 2007 from $1,822 at June of 2006. This increase was due to a single borrowing relationship being placed into non-accrual during the third quarter of 2006. Management believes that the Company is well secured and anticipates no loss of principal as we work toward a resolution to this credit.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,825 and $1,822 at June 30, 2007 and June 30, 2006, respectively. If interest on those loans had been accrued, such income would have been $209 and $62 for the six months ended June 30, 2007 and June 30, 2006, respectively. Interest income on those loans, which is recorded only when received, amounted to $127 and $14 for June 30, 2007 and June 30, 2006, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of June 30, 2007 there are no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At June 30, 2007 and December 31, 2006, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                                 June 30,       June 30,
Three Months Ended:                                2007           2006
-------------------------------------------------------------------------
Balance at beginning of period                  $   4,200      $   3,900
Charge-offs:
  Real estate mortgages                                 -              -
  Commercial and all others                             -              -
  Credit card and related plans                         4             26
  Installment loans                                     -              2
-------------------------------------------------------------------------
Total charge-offs                                       4             28
-------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -              -
  Commercial and all others                             -              -
  Credit card and related plans                         -              1
  Installment loans                                     -              -
-------------------------------------------------------------------------
Total recoveries                                        -              1
-------------------------------------------------------------------------
Net charge-offs (recoveries)                            4             27
-------------------------------------------------------------------------
Provision charged to operations                       124             27
-------------------------------------------------------------------------
  Balance at End of Period                      $   4,320      $   3,900
-------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.001%         0.008%
-------------------------------------------------------------------------



                                                 June 30,       June 30,
Six Months Ended:                                  2007           2006
-------------------------------------------------------------------------
Balance at beginning of period                  $   4,200      $   3,800
Charge-offs:
  Real estate mortgages                                84              -
  Commercial and all others                             -              8
  Credit card and related plans                        16             32
  Installment loans                                     2             17
-------------------------------------------------------------------------
Total charge-offs                                     102             57
-------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -              -
  Commercial and all others                             -              -
  Credit card and related plans                         1              3
  Installment loans                                     1              -
-------------------------------------------------------------------------
Total recoveries                                        2              3
-------------------------------------------------------------------------
Net charge-offs (recoveries)                          100             54
-------------------------------------------------------------------------
Provision charged to operations                       220            154
-------------------------------------------------------------------------
  Balance at End of Period                      $   4,320      $   3,900
-------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                       0.027%         0.016%
-------------------------------------------------------------------------


The allowance for loan losses at June 30, 2007 was $4,320 or 1.12% of total loans compared to $3,900 or 1.16% of total loans at June 30, 2006. Management continues to believe the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:

As of:                             June 30, 2007      December 31, 2006      June 30, 2006
--------------------------------------------------------------------------------------------
                                   Amount       %*     Amount        %*      Amount       %*
--------------------------------------------------------------------------------------------
Real estate mortgages             $ 1,200     84%     $ 1,200      83%      $ 1,200     81%
Commercial and all others           2,600      6%       2,500       9%        2,225     10%
Credit card and related plans         250      1%         250       1%          225      1%
Personal installment loans            270      9%         250       7%          250      8%
--------------------------------------------------------------------------------------------
  Total                           $ 4,320    100%     $ 4,200     100%      $ 3,900    100%
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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company maintains a collateralized maximum borrowing capacity of $174,019 with the Federal Home Loan Bank of Pittsburgh.

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

The Company's total risk-based capital ratio was 19.73% at June 30, 2007. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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

At June 30, 2007, the Company owned approximately $75.1 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of June 30, 2007, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $811. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of June 30, 2007, the Company employed 168 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

     None.

Item 3   -- Defaults Upon Senior Securities

     None.

Item 4   -- Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Penseco Financial Services Corporation was held on May 1, 2007.

     The results of the items submitted for a vote are as follows:

     The following three Directors, whose term will expire in 2011, were elected:

                              Number of votes        Number of votes         Number of
                             cast for director    cast against director    votes not cast
                             -----------------    ---------------------    --------------
     Edwin J. Butler             1,797,787                9,175                341,038
     P. Frank Kozik              1,769,800               37,162                341,038
     Steven L. Weinberger        1,798,230                8,732                341,038

     The ratification of the appointment of McGrail Merkel Quinn and Associates as independent auditors for the year ending December 31, 2007.

         Votes for               1,796,910
         Votes against               8,122
         Votes abstained             1,930
         Votes not cast            341,038

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




PENSECO FINANCIAL SERVICES CORPORATION



By              /s/ CRAIG W. BEST
         ------------------------------
                  Craig W. Best
                President and CEO

Dated:    July 30, 2007



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
                   Controller

Dated:    July 30, 2007