Form 10-Q
period 2007-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2007-11-09
CIK 1054508

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

                For the quarterly period ended September 30, 2007

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

Yes | |     No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 26, 2007 was 2,148,000.


================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1.    Unaudited Financial Statements - Consolidated

                    Balance Sheets:

                        September 30, 2007.....................................3
                        December 31, 2006......................................3

                    Statements of Income:

                        Three Months Ended September 30, 2007..................4
                        Three Months Ended September 30, 2006..................4
                        Nine Months Ended September 30, 2007...................5
                        Nine Months Ended September 30, 2006...................5

                    Statements of Cash Flows:

                        Nine Months Ended September 30, 2007...................6
                        Nine Months Ended September 30, 2006...................6

                    Notes to Unaudited Consolidated Financial Statements.......7

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

     Item 1.    Legal Proceedings.............................................26

     Item 1A.   Risk Factors..................................................26

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...28

     Item 3.    Defaults Upon Senior Securities...............................28

     Item 4.    Submission of Matters to a Vote of Security Holders...........28

     Item 5.    Other Information.............................................28

     Item 6.    Exhibits......................................................28

 Signatures     ..............................................................28

 Certifications ..............................................................29

PART I. FINANCIAL INFORMATION,  Item 1 --  Financial Statements

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                           September 30,       December 31,
                                                               2007                2006
                                                         ----------------    ----------------
ASSETS
Cash and due from banks                                     $  12,358           $  12,999
Interest bearing balances with banks                           13,063               1,779
Federal funds sold                                              7,000                   -
                                                         ----------------    ----------------
  Cash and Cash Equivalents                                    32,421              14,778
Investment securities:
  Available-for-sale, at fair value                            72,804              91,705
  Held-to-maturity (fair value of $69,887
    and $75,120, respectively)                                 69,387              74,375
                                                         ----------------    ----------------
  Total Investment Securities
                                                              142,191             166,080
Loans, net of unearned income                                 396,035             369,922
  Less: Allowance for loan losses                               4,600               4,200
                                                         ----------------    ----------------
  Loans, Net                                                  391,435             365,722
Bank premises and equipment                                     9,489               9,471
Other real estate owned                                             -                   -
Accrued interest receivable                                     3,632               3,632
Cash surrender value of life insurance                          7,289               7,054
Other assets                                                    3,348               3,084
                                                         ----------------    ----------------
  Total Assets                                              $ 589,805           $ 569,821
                                                         ================    ================
LIABILITIES
Deposits:
  Non-interest bearing                                      $  78,187           $  71,585
  Interest bearing                                            345,245             342,215
                                                         ----------------    ----------------
  Total Deposits                                              423,432             413,800
Other borrowed funds:
  Repurchase agreements                                        33,295              13,441
  Short-term borrowings                                           625               5,486
  Long-term borrowings                                         58,470              65,853
Accrued interest payable                                        1,386               1,472
Other liabilities                                               2,903               3,198
                                                         ----------------    ----------------
  Total Liabilities                                           520,111             503,250
                                                         ----------------    ----------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding)             21                  21
Surplus                                                        10,819              10,819
Retained earnings                                              59,560              56,393
Accumulated other comprehensive income                           (706)               (662)
                                                         ----------------    ----------------
  Total Stockholders' Equity                                   69,694              66,571
                                                         ----------------    ----------------
  Total Liabilities and Stockholders' Equity                $ 589,805           $ 569,821
                                                         ================    ================

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                             Three Months Ended           Three Months Ended
                                                             September 30, 2007           September 30,2006
                                                            --------------------         --------------------
INTEREST INCOME
Interest and fees on loans                                        $  6,769                     $  5,886
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                 896                        1,267
  States & political subdivisions                                      733                          697
  Other securities                                                      84                           86
Interest on Federal funds sold                                         129                            -
Interest on balances with banks                                        121                           72
                                                            --------------------         --------------------
  Total Interest Income                                              8,732                        8,008
                                                            --------------------         --------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                          504                          299
Interest on other deposits                                           1,858                        1,679
Interest on other borrowed funds                                       840                          816
                                                            --------------------         --------------------
  Total Interest Expense                                             3,202                        2,794
                                                            --------------------         --------------------
  Net Interest Income                                                5,530                        5,214
Provision for loan losses                                              308                          143
                                                            --------------------         --------------------
  Net Interest Income After Provision for Loan Losses                5,222                        5,071
                                                            --------------------         --------------------
OTHER INCOME
Trust department income                                                421                          408
Service charges on deposit accounts                                    245                          218
Merchant transaction income                                          1,482                        1,387
Other fee income                                                       325                          319
Bank-Owned Life Insurance income                                        80                            -
Other operating income                                                 112                          120
Realized (losses) gains on securities, net                              (2)                           -
                                                            --------------------         --------------------
  Total Other Income                                                 2,663                        2,452
                                                            --------------------         --------------------
OTHER EXPENSES
Salaries and employee benefits                                       2,108                        2,132
Expense of premises and fixed assets                                   605                          580
Merchant transaction expenses                                        1,149                        1,089
Other operating expenses                                             1,238                        1,298
                                                            --------------------         --------------------
  Total Other Expenses                                               5,100                        5,099
                                                            --------------------         --------------------
Income before income taxes                                           2,785                        2,424
Applicable income taxes                                                604                          551
                                                            --------------------         --------------------
  Net Income                                                         2,181                        1,873
Other comprehensive income, net of taxes:
  Unrealized securities gains (losses)                                 156                          831
                                                            --------------------         --------------------
  Comprehensive Income                                            $  2,337                     $  2,704
                                                            ====================         ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                         $   1.01                     $   0.87
Cash Dividends Declared Per Common Share                          $   0.37                     $   0.35

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                              Nine Months Ended            Nine Months Ended
                                                             September 30, 2007           September 30, 2006
                                                            --------------------         --------------------
INTEREST INCOME
Interest and fees on loans                                        $ 19,621                     $ 17,119
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations               2,859                        4,178
  States & political subdivisions                                    2,178                        1,958
  Other securities                                                     322                          250
Interest on Federal funds sold                                         433                            -
Interest on balances with banks                                        314                          120
                                                            --------------------         --------------------
  Total Interest Income                                             25,727                       23,625
                                                            --------------------         --------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                        1,540                          805
Interest on other deposits                                           5,585                        4,638
Interest on other borrowed funds                                     2,485                        2,585
                                                            --------------------         --------------------
  Total Interest Expense                                             9,610                        8,028
                                                            --------------------         --------------------
  Net Interest Income                                               16,117                       15,597
Provision for loan losses                                              528                          297
                                                            --------------------         --------------------
  Net Interest Income After Provision for Loan Losses               15,589                       15,300
                                                            --------------------         --------------------
OTHER INCOME
Trust department income                                              1,160                        1,113
Service charges on deposit accounts                                    756                          634
Merchant transaction income                                          3,402                        3,227
Other fee income                                                       908                          877
Bank-Owned Life Insurance income                                       235                            -
Other operating income                                                 229                          294
Realized gains (losses) on securities, net                              49                            -
                                                            --------------------         --------------------
  Total Other Income                                                 6,739                        6,145
                                                            --------------------         --------------------
OTHER EXPENSES
Salaries and employee benefits                                       6,813                        6,912
Expense of premises and fixed assets                                 1,955                        1,814
Merchant transaction expenses                                        2,644                        2,543
Other operating expenses                                             4,031                        3,785
                                                            --------------------         --------------------
  Total Other Expenses                                              15,443                       15,054
                                                            --------------------         --------------------
Income before income taxes                                           6,885                        6,391
Applicable income taxes                                              1,334                        1,383
                                                            --------------------         --------------------
  Net Income                                                         5,551                        5,008
Other comprehensive income, net of taxes:
  Unrealized securities (losses) gains                                 (44)                         579
                                                            --------------------         --------------------
  Comprehensive Income                                            $  5,507                     $  5,587
                                                            ====================         ====================
Earnings per Common Share
  (Based on 2,148,000 shares outstanding)                         $   2.58                     $   2.33
Cash Dividends Declared Per Common Share                          $   1.11                     $   1.05

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended        Nine Months Ended
                                                                                     September 30, 2007       September 30, 2006
                                                                                    --------------------     --------------------
OPERATING ACTIVITIES
Net Income                                                                               $  5,551                 $  5,008
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                644                      538
  Provision for loan losses                                                                   528                      297
  Deferred income tax provision (benefit)                                                     117                       37
  Amortization of securities, (net of accretion)                                              281                      322
  Net realized (gains) losses on securities                                                   (49)                       -
  (Gain) loss on other real estate                                                              -                       (7)
  Decrease (increase) in interest receivable                                                    -                      179
  (Increase) decrease in cash surrender value of life insurance                              (235)                       -
  (Increase) decrease in other assets                                                        (375)                    (536)
  Increase (decrease) in income taxes payable                                                  74                      205
  (Decrease) increase in interest payable                                                     (86)                      81
  (Decrease) increase in other liabilities                                                   (486)                     (38)
                                                                                    --------------------     --------------------
    Net cash provided by operating activities                                               5,964                    6,086
                                                                                    --------------------     --------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                                    (12,496)                 (20,241)
  Proceeds from sales and maturities of investment securities available-for-sale           21,838                   51,745
  Purchase of investment securities to be held-to-maturity                                      -                        -
  Proceeds from repayments of investment securities available-for-sale                      9,665                   11,824
  Proceeds from repayments of investment securities held-to-maturity                        4,717                    5,591
  Net loans (originated) repaid                                                           (26,317)                 (33,123)
  Proceeds from other real estate                                                              76                       98
  Investment in premises and equipment                                                       (662)                    (416)
                                                                                    --------------------     --------------------
    Net cash (used) provided by investing activities                                       (3,179)                  15,478
                                                                                    --------------------     --------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits                                   22,213                  (17,792)
  Net (payments) proceeds on time deposits                                                (12,581)                  20,836
  Increase (decrease) in federal funds purchased                                                -                        -
  Increase (decrease) in repurchase agreements                                             19,854                  (11,822)
  Net (decrease) increase in short-term borrowings                                         (4,861)                  (2,556)
  Repayments of long-term borrowings                                                       (7,383)                  (7,129)
  Cash dividends paid                                                                      (2,384)                  (2,255)
                                                                                    --------------------     --------------------
    Net cash provided (used) by financing activities                                       14,858                  (20,718)
                                                                                    --------------------     --------------------
    Net increase (decrease) in cash and cash equivalents                                   17,643                      846
Cash and cash equivalents at January 1                                                     14,778                   11,573
                                                                                    --------------------     --------------------
Cash and cash equivalents at September 30                                                $ 32,421                 $ 12,419
                                                                                    ====================     ====================

The Company paid interest and income taxes of $9,696 and $1,045 and $7,947 and $1,131, for the nine month periods ended September 30, 2007 and 2006, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2007
                                   (unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2006, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report, in particular, (1) Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended
September 30, 2007 and September 30, 2006 and for the nine months ended September 30, 2007 and September 30, 2006, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007 and is incorporated herein by reference.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The  amortization  of  premiums  on  mortgage-backed   securities  is  based  on
management's estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are reported as a separate component of other income in the Statements of Income. Unrealized gains and losses are included as a separate item in computing comprehensive income.

The amortized cost and fair value of investment securities at September 30, 2007 and December 31, 2006 are as follows:


                               Available-for-Sale

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
September 30, 2007                Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
U.S. Agency securities          $  14,921   $       55   $       20    $  14,956
Mortgage-backed securities         19,527          137           42       19,622
States & political subdivisions    30,729          875            -       31,604
--------------------------------------------------------------------------------
  Total Debt Securities            65,177        1,067           62       66,182
Equity securities                   6,163          696          237        6,622
--------------------------------------------------------------------------------
  Total Available-for-Sale      $  71,340   $    1,763   $      299    $  72,804
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
--------------------------------------------------------------------------------


                                Held-to-Maturity

                                               Gross       Gross
                                Amortized   Unrealized   Unrealized      Fair
September 30, 2007                Cost         Gains       Losses        Value
--------------------------------------------------------------------------------
Mortgage-backed securities      $  40,144   $        2   $    1,045    $  39,101
States & political subdivisions    29,243        1,543            -       30,786
--------------------------------------------------------------------------------
  Total Held-to-Maturity        $  69,387   $    1,545   $    1,045    $  69,887
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
--------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at September 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2007                   Available-for-Sale       Held-to-Maturity
--------------------------------------------------------------------------------
                                    Amortized    Fair       Amortized    Fair
                                      Cost       Value         Cost      Value
--------------------------------------------------------------------------------
Due in one year or less:
  U.S. Agency securities            $   9,909   $  9,900    $       -   $      -
After one year through five years:
  U.S. Agency securities                5,012      5,056            -          -
After five year through ten years:
  States & political subdivisions         460        494        1,793      1,893
After ten years:
  States & political subdivisions      30,269     31,110       27,450     28,893
--------------------------------------------------------------------------------
  Subtotal                             45,650     46,560       29,243     30,786
Mortgage-backed securities             19,527     19,622       40,144     39,101
--------------------------------------------------------------------------------
  Total Debt Securities             $  65,177   $ 66,182    $  69,387   $ 69,887
--------------------------------------------------------------------------------


The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006 are as follows:

                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    ------------------------------
                                    Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
September 30, 2007                  Value           Losses            Value           Losses            Value           Losses
--------------------------------------------------------------    ------------------------------    ------------------------------
U.S. Agency securities             $        -       $    -          $  4,929         $    20          $  4,929         $     20
Mortgage-backed securities              2,140           10            41,737           1,077            43,877            1,087
Equities                                1,268           92               549             145             1,817              237
                                -------------    -------------    -------------    -------------    -------------    -------------
   Total                           $    3,408       $  102          $ 47,215         $ 1,242          $ 50,623         $  1,344
                                =============    =============    =============    =============    =============    =============


The table above at September 30, 2007, includes eleven (11) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months.

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
                                =============    =============    =============    =============    =============    =============

U.S. Agency Securities

The unrealized losses on the Company's investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Mortgage-Backed Securities

The unrealized losses on the Company's investments in mortgage-backed securities were caused by recent interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007. The Company's mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

Marketable Equity Securities

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by recent interest rate increases and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

NOTE 5 -- Loan Portfolio

Details regarding the Company's loan portfolio:

                                                 September 30,    December 31,
As of:                                                2007            2006
------------------------------------------------------------------------------
Real estate - construction and land development    $  24,953       $  23,714
Real estate mortgages                                308,042         284,323
Commercial                                            22,808          26,265
Credit card and related plans                          3,249           3,282
Installment and other                                 30,540          25,532
Obligations of states & political subdivisions         6,443           6,806
------------------------------------------------------------------------------
  Loans, net of unearned income                      396,035         369,922
Less:  Allowance for loan losses                       4,600           4,200
------------------------------------------------------------------------------
  Loans, net                                       $ 391,435       $ 365,722
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

Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The
Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed the fair value.

NOTE 7 -- Long-Term Debt

The Bank  borrowed  $100,000 from the Federal Home Loan Bank of  Pittsburgh,  in
four  loans  with  various   maturity  dates,  to  finance  the  purchase  of  a
mortgaged-backed security.

  The loans are secured by a general collateral pledge of the Company.

  A summary of the long-term debt at June 30, 2007 is as follows:

Note payable, due in monthly installments of $161, including
  principal and interest at a fixed rate of 2.73%, maturing March, 2008. $   956

Note payable, due in monthly installments of $253, including
  principal and interest at a fixed rate of 3.22%, maturing March, 2010.   7,281

Note payable, due in monthly installments of $430, including principal and interest at a fixed rate of 3.74%, maturing March, 2013.  25,619

Note payable, due in monthly installments of $186, including principal and interest at a fixed rate of 4.69%, maturing March, 2023.  24,614
                                                                         -------
  Total long-term debt                                                   $58,470
                                                                         =======

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at September 30, 2007 are as follows:

    September 30,   Principal
    -------------   ---------
             2008   $  9,181
             2009      8,533
             2010      7,325
             2011      6,056
             2012      6,299
       Thereafter     21,076
                    ---------
                    $ 58,470
                    =========

NOTE 8 -- Employee Benefit Plans

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:

                                        Pension Benefits     Other Benefits
                                        ----------------    ----------------
Nine months ended September 30,          2007       2006     2007      2006
----------------------------------------------------------------------------
Service cost                            $  327    $  327    $    3    $   4
Interest cost                              555       502        12       12
Expected return on plan assets            (723)     (668)        -        -
Amortization of prior service cost           -         1         6        6
Amortization of net loss (gain)            108       124         -        -
----------------------------------------------------------------------------
  Net periodic pension cost             $  267    $  286    $   21    $  22
----------------------------------------------------------------------------

Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $250 to its pension plan and $13 to its postretirement plan for 2007. As of October 15, 2007, $219 has been contributed to the pension plan for 2007. The pension and postretirement contribution estimates have not changed substantially since December 31, 2006. Readers should refer to the Annual Report on Form 10-K for further details on the Company's defined benefit pension plan.

NOTE 9 -- Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. The Bank's actual capital amounts and ratios are substantially identical to the Company's. Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2007, the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at September 30, 2007, the balances in the Capital Stock and Surplus accounts totalling $10,840 are unavailable for dividends.

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

                          Actual                                       Regulatory Requirements
---------------------------------------------------------    --------------------------------------------
                                                                  For Capital                To Be
                                                               Adequacy Purposes       "Well Capitalized"
                                                               -----------------       ------------------
As of September 30, 2007                  Amount   Ratio        Amount    Ratio          Amount    Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
          PFSC (Company)                 $ 74,885  19.99%    > $ 29,970  > 8.0%      > $ 37,462  > 10.0%
                                                             -           -           -           -
          PSB (Bank)                     $ 69,927  18.77%    > $ 29,808  > 8.0%      > $ 37,260  > 10.0%
                                                             -           -           -           -

Tier 1 Capital (to Risk Weighted Assets)
          PFSC                           $ 70,285  18.76%    > $ 14,985  > 4.0%      > $ 22,477  >  6.0%
                                                             -           -           -           -
          PSB                            $ 65,327  17.53%    > $ 14,904  > 4.0%      > $ 22,356  >  6.0%
                                                             -           -           -           -

Tier 1 Capital (to Average Assets)
          PFSC                           $ 70,285  12.01%    > $      *  >   *       > $ 29,273  >  5.0%
                                                             -           -           -           -
          PSB                            $ 65,327  11.24%    > $      *  >   *       > $ 29,071  >  5.0%
                                                             -           -           -           -

PFSC - *3.0% ($17,564), 4.0% ($23,418) or 5.0% ($29,273) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($17,442),  4.0% ($23,257) or 5.0% ($29,071) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                          Actual                                       Regulatory Requirements
---------------------------------------------------------    --------------------------------------------
                                                                  For Capital                To Be
                                                               Adequacy Purposes       "Well Capitalized"
                                                               -----------------       ------------------
As of December 31, 2006                   Amount   Ratio        Amount    Ratio          Amount    Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
          PFSC (Company)                 $ 71,235  19.65%    > $ 28,998  > 8.0%      > $ 36,248  > 10.0%
                                                             -           -           -           -
          PSB (Bank)                     $ 68,029  18.84%    > $ 28,882  > 8.0%      > $ 36,103  > 10.0%
                                                             -           -           -           -
Tier I Capital (to Risk Weighted Assets)
          PFSC                           $ 67,035  18.49%    > $ 14,499  > 4.0%      > $ 21,749  >  6.0%
                                                             -           -           -           -
          PSB                            $ 63,829  17.68%    > $ 14,441  > 4.0%      > $ 21,662  >  6.0%
                                                             -           -           -           -
Tier I Capital (to Average Assets)
          PFSC                           $ 67,035  11.93%    > $      *  >   *       > $ 28,105  >  5.0%
                                                             -           -           -           -
          PSB                            $ 63,829  11.36%    > $      *  >   *       > $ 28,083  >  5.0%
                                                             -           -           -           -


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

PART 1.  FINANCIAL INFORMATION,  Item 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, for the three months ended September 30, 2007 and September 30, 2006 and for the nine months ended September 30, 2007 and September 30, 2006. All information is presented in thousands of dollars, except as indicated.

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

Executive Summary

Penseco Financial Services Corporation reported an increase in net income of $308 or 16.4% for the three months ended September 30, 2007 to $2,181 or $1.01 per share compared with $1,873 or $.87 per share from the year ago period. Net interest income after provision for loan losses increased $151 or 3.0%, to $5,222 for three months ended September 30, 2007 compared to $5,071 for the same quarter of 2006. Largely, the increase came from higher interest and fees on loans of $883 or 15.0%, due to net loan growth of $41.1 million since September 30, 2006, including $25.7 million from December 31, 2006. Interest on investments declined $159 or 7.5%, due to maturing investments being redeployed to fund future loan demand.

Other income increased $211 or 8.6%, for the three months ended September 30, 2007 to $2,663 compared with $2,452 for the three months ended September 30, 2006, mostly from increased merchant transaction income and other operating income. Total other expenses increased $1 to $5,100 for the three months ended September 30, 2007, compared with $5,099 for the same period of 2006. Applicable income taxes increased $53 or 9.6%, for the three months ended September 30, 2007, to $604 due to higher operating income.

For the nine months ended September 30, 2007, net income increased $543 or 10.8%, to $5,551 or $2.58 per share compared with the year ago period of $5,008 or $2.33 per share. Net interest income after provision for loan losses increased $289 or 1.9%, to $15,589 for the nine months ended September 30, 2007 from $15,300 for the same period of 2006. Largely, the increase came from higher interest and fees on loans of $2,502 or 14.6%, as net loans increased $41.1 million since the year ago period. Interest on investments declined $400 or 6.1% for the nine months ended September 30, 2007, due to maturing investments being redeployed to fund future loan demand.

Other income increased $594 or 9.7% for the nine months ended September 30, 2007, mostly in merchant transaction income as volumes increased from new business and higher service charge income. Total other expenses increased $389 or 2.6% for the nine months ended September 30, 2007, mainly due to an increase in other operating expense. Applicable income taxes decreased $49 or 3.5% for the nine months ended September 30, 2007, to $1,334 due to more tax free income included in overall operating income.

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

Net interest income after provision for loan losses increased $151 or 3.0% to $5,222 for the three months ended September 30, 2007 compared to $5,071 for the three months ended September 30, 2006. The average yield on interest earning assets increased 30 basis points, largely from maturing investments redeployed to funds loan growth. Also, there was an increase of $47.8 million in average loans from the comparable period of 2006.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended September 30, 2007, net interest margin was 3.99% increasing 8 basis points from 3.91% in the same period of 2006.

Total average interest earning assets and average interest bearing funds increased in the three months ended September 30, 2007 as compared to 2006. Average interest earning assets increased $20.7 million or 3.9%, from $534.0 million in 2006 to $554.7 million in 2007 and average interest bearing funds increased $11.6 million, or 2.7%, from $423.9 million to $435.5 million for the same period, mainly due to higher loans and money market accounts, along with increased repurchase agreements. Long-term borrowings decreased $9.8 million or 14.1%. Average earning assets, including Bank-Owned Life Insurance (BOLI), increased to 96.0% for the three months ended September 30, 2007 from 95.6% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended September 30, 2007 and 2006. Average loans as a percentage of average interest earning assets increased from 64.2% in 2006 to 70.4% in 2007, due in part to the increase of new and refinanced residential mortgages. Average investments decreased $41.7 million from 34.8% to 26.0% of interest earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks, increased $14.6 million to $19.8 million from $5.2 million. Average time deposits increased $.7 million to $111.4 million from $110.7 million, average long-term borrowings decreased $9.8 million, while repurchase agreements increased $8.8 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 62 basis points from 5.18% for the three months ended September 30, 2006 to 5.80% for the three months ended September 30, 2007. Average loan yields increased 6 basis points, from 6.87% for the three months ended September 30, 2006 to 6.93% for the three months ended September 30, 2007.

The average time deposit costs increased 36 basis points from 4.03% for the three months ended September 30, 2006 to 4.39% for the three months ended September 30, 2007, along with the average cost of money market accounts increasing 40 basis points from 2.77% for the three months ended September 30, 2006 to 3.17% for the three months ended September 30, 2007.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2007 and September 30, 2006.


----------------------------------------------------------------------------------------------------------
                                                 September 30, 2007                September 30, 2006
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Agency obligations                $  36,900   $    426    4.62%     $  75,000   $    731    3.90%
    States & political subdivisions           30,243        341    6.83%        26,269        306    7.06%
    Federal Home Loan Bank stock               3,784         59    6.24%         4,562         60    5.26%
    Other                                      3,089         25    3.24%         3,086         26    3.37%
  Held-to-maturity:
    U.S. Agency obligations                   40,963        470    4.59%        47,748        536    4.49%
    States & political subdivisions           29,245        392    8.12%        29,253        391    8.10%
Loans, net of unearned income:
  Real estate mortgages                      327,745      5,526    6.74%       278,160      4,655    6.69%
  Commercial                                  22,992        489    8.51%        27,925        542    7.76%
  Consumer and other                          39,969        754    7.55%        36,788        689    7.49%
Federal funds sold                            10,207        129    5.06%             -          -       -
Interest on balances with banks                9,565        121    5.06%         5,222         72    5.52%
----------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                      554,702   $  8,732    6.30%       534,013   $  8,008    6.00%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,648                            10,158
Bank premises and equipment                    9,646                             9,378
Accrued interest receivable                    3,430                             3,038
Cash surrender value of life insurance         7,237                                 -
Other assets                                   4,228                             5,797
Less:  Allowance for loan losses               4,320                             3,896
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 585,571                         $ 558,488
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  57,406   $    148    1.03%     $  63,148   $    106    0.67%
  Savings                                     82,751        229    1.11%        81,866        206    1.01%
  Money markets                               96,410        763    3.17%        79,787        552    2.77%
  Time - Over $100                            40,913        504    4.93%        33,767        299    3.54%
  Time - Other                                70,512        718    4.07%        76,906        815    4.24%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         27,609        231    3.35%        18,763        121    3.00%
Short-term borrowings                            273          4    5.86%           310          4    5.16%
Long-term borrowings                          59,633        605    4.06%        69,402        691    3.98%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     435,507   $  3,202    2.94%       423,949   $  2,794    2.64%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 76,587                            64,047
All other liabilities                          4,363                             4,928
Stockholders' equity                          69,114                            65,564
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 585,571                         $ 558,488
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.36%                             3.36%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $  5,530                          $  5,214
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                              3.99%                             3.91%
  Return on average assets                                         1.49%                             1.34%
  Return on average equity                                        12.62%                            11.43%
  Average equity to average assets                                11.80%                            11.74%
  Dividend payout ratio                                           36.63%                            40.23%
----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $289 or 1.9% to $15,589 for the nine months ended September 30, 2007, compared to $15,300 for the nine months ended September 30, 2006. The average yield on interest earning assets increased 37 basis points, largely from maturing investments redeployed to fund loan growth and the average loan portfolio of $47.0 million from the similar period of 2006.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the nine months ended September 30, 2007, net interest margin was 3.90% increasing 3 basis points from 3.87% in the same period of 2006.

Total average interest earning assets and average interest bearing funds increased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Average interest earning assets increased $13.1 million or 2.4%, from $537.9 million in 2006 to $551.0 million in 2007 and average interest bearing funds increased $18.2 million, or 4.4%, from $415.2 million to $433.4 million for the same period. Average earning assets, including BOLI, increased to 96.0% for the nine months ended September 30, 2007 from 95.8% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2007 and 2006. Average loans as a percentage of average interest earning assets increased from 61.9% in 2006 to 69.0% in 2007, due in part to the increase of new and refinanced residential mortgages as well as an increase in commercial loans secured by real estate. Average investments decreased $50.1 million from 37.5% to 27.5%. Average short-term investments, federal funds sold and interest bearing balances with banks, increased $16.2 million to $19.3 from $3.1 and also increased as a percentage of average interest earning assets from .6% in 2006 to 3.5% in 2007. Average time deposits increased $11.0 million or 10.1% from 26.3% of interest bearing liabilities in 2006 to 27.7% in 2007. Average short-term borrowings decreased $2.9 million; average long-term borrowings decreased $9.7 million, while repurchase agreements increased $5.1 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 81 basis points from 4.89% for the nine months ended September 30, 2006 to 5.70% for the nine months ended September 30, 2007. Also, average loan yields increased two basis points, from 6.86% for the nine months ended September 30, 2006 to 6.88% in the same period of 2007.

The average time deposit costs increased 65 basis points from 3.73% for the nine months ended September 30, 2006 to 4.38% for the nine months ended September 30, 2007, along with the average cost of money market accounts increasing 54 basis points from 2.57% for the nine months ended September 30, 2006 to 3.11% for the nine months ended September 30, 2007.

Distribution of Assets, Liabilities and Stockholders' Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2007 and September 30, 2006.


----------------------------------------------------------------------------------------------------------
                                                 September 30, 2007                September 30, 2006
ASSETS                                      Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            Balance    Expense     Rate       Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Agency obligations                $  40,943   $  1,404    4.57%     $  91,989   $  2,516    3.65%
    States & political subdivisions           30,227      1,011    6.76%        23,084        782    6.84%
    Federal Home Loan Bank stock               3,983        190    6.36%         4,754        169    4.74%
    Other                                      4,661        132    3.78%         3,096         81    3.49%
  Held-to-maturity:
    U.S. Agency obligations                   42,647      1,455    4.55%        49,657      1,662    4.46%
    States & political subdivisions           29,247      1,167    8.06%        29,253      1,176    8.12%
Loans, net of unearned income:
  Real estate mortgages                      316,650     15,877    6.69%       261,265     13,289    6.78%
  Commercial                                  23,237      1,476    8.47%        33,428      1,749    6.98%
  Consumer and other                          40,092      2,268    7.54%        38,264      2,081    7.25%
Federal funds sold                            11,112        433    5.20%             -          -       -
Interest on balances with banks                8,203        314    5.10%         3,068        120    5.22%
----------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                      551,002   $ 25,727    6.23%       537,858   $ 23,625    5.86%
----------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,446                             9,952
Bank premises and equipment                    9,675                             9,472
Accrued interest receivable                    3,311                             3,000
Cash surrender value of life insurance         7,160                                 -
Other assets                                   4,099                             4,749
Less:  Allowance for loan losses               4,238                             3,858
----------------------------------------------------------------------------------------------------------
Total Assets                               $ 581,455                         $ 561,173
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                  $  55,419   $    406    0.98%     $  44,751   $    221    0.66%
  Savings                                     81,376        683    1.12%        83,055        557    0.89%
  Money markets                               89,535      2,088    3.11%        83,727      1,611    2.57%
  Time - Over $100                            41,709      1,540    4.92%        30,882        805    3.48%
  Time - Other                                78,416      2,408    4.09%        78,265      2,249    3.83%
Federal funds purchased                            -          -       -              -          -       -
Repurchase agreements                         24,478        588    3.20%        19,424        318    2.18%
Short-term borrowings                            396         15    5.05%         3,288        137    5.56%
Long-term borrowings                          62,107      1,882    4.04%        71,797      2,130    3.96%
----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     433,436   $  9,610    2.96%       415,189   $  8,028    2.58%
----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 75,164                            77,413
All other liabilities                          4,698                             3,565
Stockholders' equity                          68,157                            65,006
----------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                     $ 581,455                         $ 561,173
----------------------------------------------------------------------------------------------------------
Interest Spread                                                    3.27%                             3.28%
----------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 16,117                          $ 15,597
----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                               3.90%                            3.87%
  Return on average assets                                          1.27%                            1.19%
  Return on average equity                                         10.86%                           10.27%
  Average equity to average assets                                 11.72%                           11.58%
  Dividend payout ratio                                            43.02%                           45.03%
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

The  amortization  of  premiums  on  mortgage-backed   securities  is  based  on
management's estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

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

For the three months ended September 30, 2007, the provision for loan losses increased to $165 from $143 in the three months ended September 30, 2006 to $308 in the three months ended September 30, 2007. Loans charged off totaled $28 and recoveries were $0 for the three months ended September 30, 2007. In the same period of 2006, loans charged off totaled $43 and recoveries were $0. For the nine months ended September 30, 2007, the provision for loan losses was $528, an increase from $297 in the first nine months of 2006. Loans charged-off totaled $130 and recoveries were $2 for the nine months ended September 30, 2007. In the same period of 2006 loans charged off were $100, offset by recoveries of $3. At September 30, 2007 the allowance for loan losses was $4,600, or 1.16% of gross loans, based upon the Bank's analysis.

Other Income

The following table sets forth information by category of other income for the Company for three months ended September 30, 2007 and September 30, 2006, respectively:

                                            September 30,      September 30,
Three Months Ended:                             2007               2006
----------------------------------------------------------------------------
Trust department income                       $     421          $     408
Service charges on deposit accounts                 245                218
Merchant transaction income                       1,482              1,387
Other fee income                                    325                319
Bank-Owned Life Insurance income                     80                  -
Other operating income                              112                120
Realized (losses) gains on securities, net           (2)                 -
----------------------------------------------------------------------------
  Total Other Income                          $   2,663          $   2,452
----------------------------------------------------------------------------

Other income increased $211 or 8.6% for the three months ended September 30, 2007 to $2,663 compared with $2,452 for the three months ended September 30, 2006. Service charges on deposit accounts increased $27 or 12.4% primarily due to increased service charge collections during 2007. Merchant transaction income increased $95 or 6.8% due to higher transaction volume and new business. Bank-Owned Life Insurance (BOLI) income increased $80. The Company entered into a BOLI investment during the fourth quarter of 2006.


The following table sets forth information by category of other income for the Company for nine months ended September 30, 2007 and September 30, 2006, respectively:

                                            September 30,      September 30,
Nine Months Ended:                              2007               2006
----------------------------------------------------------------------------
Trust department income                       $   1,160          $   1,113
Service charges on deposit accounts                 756                634
Merchant transaction income                       3,402              3,227
Other fee income                                    908                877
Bank-Owned Life Insurance income                    235                  -
Other operating income                              229                294
Realized gains (losses) on securities, net           49                  -
----------------------------------------------------------------------------
  Total Other Income                          $   6,739          $   6,145
----------------------------------------------------------------------------

Other income increased $594 or 9.7% to $6,739 during the first nine months of 2007 from $6,145 for the same period of 2006. Service charges on deposit accounts increased $122 or 19.2% primarily due to increased service charge collections during 2007. Merchant transaction income increased $175 or 5.4%, mainly due to higher transaction volume and new business. Bank-Owned Life Insurance income increased $235. The Company entered into a BOLI investment during the fourth quarter of 2006. Other operating income decreased $65 mainly from lower brokerage income of $32 along with a reduction in general operating income. The Company realized a gain of $49 due to the sale of equity securities during the first nine months of 2007.

Other Expenses

The following table sets forth information by category of other expenses for the Company for the three months ended September 30, 2007 and September 30, 2006, respectively:

                                            September 30,      September 30,
Three Months Ended:                             2007               2006
----------------------------------------------------------------------------
Salaries and employee benefits                $   2,108          $   2,132
Expense of premises and fixed assets                605                580
Merchant transaction expenses                     1,149              1,089
Other operating expenses                          1,238              1,298
----------------------------------------------------------------------------
  Total Other Expenses                        $   5,100          $   5,099
----------------------------------------------------------------------------

Total other expenses remained relatively unchanged at $5,100 for the three months ended September 30, 2007. Salaries and employee benefits decreased $24 or 1.1%. The decrease was largely due to a refund of $144 from a health insurance provider. Premises and fixed assets expense increased $25 or 4.3%, mainly due to higher depreciation expense related to the conversion to a new computer system during 2006. Merchant transaction expense increased $60 or 5.5% due to higher transaction volume and new business. Other operating expenses decreased $60 or 4.6%.

Applicable income taxes increased $53 or 9.6% to $604 due to due to higher operating income.


The following table sets forth information by category of other expenses for the Company for the nine months ended September 30, 2007 and September 30, 2006, respectively:

                                            September 30,      September 30,
Nine Months Ended:                              2007               2006
----------------------------------------------------------------------------
Salaries and employee benefits                $   6,813          $   6,912
Expense of premises and fixed assets              1,955              1,814
Merchant transaction expenses                     2,644              2,543
Other operating expenses                          4,031              3,785
----------------------------------------------------------------------------
  Total Other Expenses                        $  15,443          $  15,054
----------------------------------------------------------------------------

Total other expenses increased $389 or 2.6% to $15,443 during the first nine months of 2007 compared with $15,054 for the same period of 2006. Salaries and employee benefits expense decreased $99 or 1.4%. The decrease was largely due to a refund of $144 from a health insurance provider. Premises and fixed assets expense increased $141 or 7.8%, mainly due to the increased depreciation expense related to the new computer system completed during 2006. Merchant transaction expenses increased $101 or 4.0% due to higher transaction volume. Other operating expenses increased $246 or 6.5% from general operating expenses related to the promotion of our Totally Free Checking program.

Applicable income taxes decreased $49 or 3.5% to $1,334 due to increased tax-free income and BOLI income included in overall operating income.

Loan Portfolio

Details regarding the Company's loan portfolio:

                                                 September 30,    December 31,
As of:                                                2007            2006
------------------------------------------------------------------------------
Real estate - construction and land development    $  24,953       $  23,714
Real estate mortgages                                308,042         284,323
Commercial                                            22,808          26,265
Credit card and related plans                          3,249           3,282
Installment and other                                 30,540          25,532
Obligations of states & political subdivisions         6,443           6,806
------------------------------------------------------------------------------
  Loans, net of unearned income                      396,035         369,922
Less:  Allowance for loan losses                       4,600           4,200
------------------------------------------------------------------------------
  Loans, net                                       $ 391,435       $ 365,722
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

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                                        September 30,    December 31,    September 30,
As of:                                                      2007             2006            2006
------------------------------------------------------------------------------------------------------
Non-accrual loans                                          $   406          $ 3,180         $ 4,165
Other real estate owned                                          -                -              80
------------------------------------------------------------------------------------------------------
  Total non-performing assets                              $   406          $ 3,180         $ 4,245
------------------------------------------------------------------------------------------------------

Loans past due 90 days or more and accruing:
  Secured by real estate                                   $   285          $   177         $   190
  Guaranteed student loans                                     461              251             302
  Credit card loans                                             17                6               8
  Other loans to individuals for household, family,
    and other personal expenditures                              2                -               -
------------------------------------------------------------------------------------------------------
  Total loans past due 90 days or more and accruing        $   765          $   434         $   500
------------------------------------------------------------------------------------------------------

Non-accrual loans decreased $3,759 to $406 at September 30, 2007 from $4,165 at September of 2006. This decrease was due to two borrowing relationships being resolved during the third quarter of 2007.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $406 and $4,165 at September 30, 2007 and September 30, 2006, respectively. If interest on those loans had been accrued, such income would have been $253 and $190 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Interest income on those loans, which is recorded only when received, amounted to $143 and $84 for September 30, 2007 and September 30, 2006, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of September 30, 2007 there were no significant loans as to which management has serious doubt about their collectibility other than what is included above.

At September 30, 2007 and December 31, 2006, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following tables present the Company's loan loss experience during the periods indicated:


                                              September 30,     September 30,
Three Months Ended:                               2007              2006
-----------------------------------------------------------------------------
Balance at beginning of period                   $ 4,320           $ 3,900
Charge-offs:
  Real estate mortgages                                -                34
  Commercial and all others                           10                 -
  Credit card and related plans                       18                 5
  Installment loans                                    -                 4
-----------------------------------------------------------------------------
Total charge-offs                                     28                43
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                -                 -
  Commercial and all others                            -                 -
  Credit card and related plans                        -                 -
  Installment loans                                    -                 -
-----------------------------------------------------------------------------
Total recoveries                                       -                 -
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                          28                43
-----------------------------------------------------------------------------
Provision charged to operations                      308               143
-----------------------------------------------------------------------------
  Balance at End of Period                       $ 4,600           $ 4,000
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.007%            0.013%
-----------------------------------------------------------------------------


                                              September 30,     September 30,
Nine Months Ended:                                2007              2006
-----------------------------------------------------------------------------
Balance at beginning of period                   $ 4,200           $ 3,800
Charge-offs:
  Real estate mortgages                               84                34
  Commercial and all others                           10                 8
  Credit card and related plans                       34                37
  Installment loans                                    2                21
-----------------------------------------------------------------------------
Total charge-offs                                    130               100
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                -                 -
  Commercial and all others                            -                 -
  Credit card and related plans                        1                 3
  Installment loans                                    1                 -
-----------------------------------------------------------------------------
Total recoveries                                       2                 3
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                         128                97
-----------------------------------------------------------------------------
Provision charged to operations                      528               297
-----------------------------------------------------------------------------
  Balance at End of Period                       $ 4,600           $ 4,000
-----------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.034%            0.029%
-----------------------------------------------------------------------------


The allowance for loan losses at September 30, 2007 was $4,600 or 1.16% of total loans compared to $4,000 or 1.13% of total loans at September 30, 2006. Management believes the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:

As of:                             September 30, 2007      December 31, 2006      September 30, 2006
----------------------------------------------------------------------------------------------------
                                     Amount       %*        Amount       %*        Amount        %*
----------------------------------------------------------------------------------------------------
Real estate mortgages               $  1,300    84%         $ 1,200    83%         $ 1,200     82%
Commercial and all others              2,780     7%           2,500     9%           2,300     10%
Credit card and related plans            250     1%             250     1%             250      1%
Personal installment loans               270     8%             250     7%             250      7%
----------------------------------------------------------------------------------------------------
  Total                             $  4,600   100%         $ 4,200   100%         $ 4,000    100%
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


The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's U.S. Agency bond portfolios, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh. The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.


The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. The Company maintains a collateralized maximum borrowing capacity of $178,321 with the Federal Home Loan Bank of Pittsburgh.

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

The Company's total risk-based capital ratio was 19.99% at September 30, 2007. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.


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

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company's market risk is reasonable at this time.


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


PART II. OTHER INFORMATION


Item 1   -- Legal Proceedings

     None.

Item 1A -- Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results.


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

At September 30, 2007, the Company owned approximately $72.8 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of September 30, 2007, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $966. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. As of September 30, 2007, the Company employed 159 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.


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




PENSECO FINANCIAL SERVICES CORPORATION



By              /s/ CRAIG W. BEST
         ------------------------------
                  Craig W. Best
                President and CEO

Dated:    October 31, 2007



By             /s/ PATRICK SCANLON
         ------------------------------
                 Patrick Scanlon
        Senior Vice President, Controller

Dated:    October 31, 2007