Form 10-K/A
period 2006-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2007-12-19
CIK 1054508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

                     Common Stock, Par Value $ .01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer |_| Accelerated filer |X|
Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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



                                     PENSECO FINANCIAL SERVICES CORPORATION

                                                   FORM 10-K/A

                                                 Amendment No. 1

                                   For the fiscal year ended December 31, 2006



                                                      INDEX

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
EXPLANATORY NOTE

PART II

     Item 8.    Financial Statements and Supplementary Data.............................................    1

     Item 9A.   Controls and Procedures.................................................................    30

PART IV

     Item 15.   Exhibits and Financial Statement Schedules..............................................    30

SIGNATURE



                                EXPLANATORY NOTE

         This Form 10-K/A is being filed by Penseco Financial Services Corporation (the "Company") to include a correctly dated Report of Independent Registered Public Accounting Firm, which was inadvertently dated February 26, 2006 (rather than February 26, 2007) as a result of a typographical error and included as part of the Annual Report on Form 10-K that the Company filed with the Securities and Exchange Commission on March 16, 2007. The corrected Item 8 and Item 9A of the Form 10-K follow. Aside from the corrected date on the Report of Independent Registered Public Accounting Firm, no other changes have been made to the information included in Item 8 or Item 9A.

                                     PART II

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                           INDEX
                                                           -----

                                                                                                           PAGE NO.
                                                                                                           --------
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING..............................................1

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................................................2

CONSOLIDATED BALANCE SHEETS...................................................................................5

CONSOLIDATED STATEMENTS OF INCOME.............................................................................6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...............................................................7

CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................................................8

GENERAL NOTES TO FINANCIAL STATEMENTS.........................................................................9


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

         Penseco Financial Services Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by McGrail, Merkel, Quinn & Associates, the Company's independent registered public accounting firm, as stated in their report appearing on page 2, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

                 [McGrail Merkel Quinn & Associates Letterhead]



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

To the Board of Directors and Stockholders
Penseco Financial Services Corporation


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Penseco Financial Services Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Penseco Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Penseco Financial Services Corporation and subsidiary and our report dated February 26, 2007 expressed an unqualified opinion.

/s/ McGrail Merkel Quinn & Associates

Scranton, Pennsylvania
February 26, 2007

                 [McGrail Merkel Quinn & Associates Letterhead]





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

/s/ McGrail Merkel Quinn & Associates

Scranton, Pennsylvania
February 26, 2007

                                         CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
DECEMBER 31,                                                                2006                      2005
Cash and due from banks                                               $   12,999                $   11,310
Interest bearing balances with banks                                       1,779                       263
----------------------------------------------------------------------------------------------------------
  Cash and Cash Equivalents                                               14,778                    11,573
Investment securities:
  Available-for-sale, at fair value                                       91,705                   147,942
Held-to-maturity (fair value of $75,120
     and $83,130, respectively)                                           74,375                    82,015
----------------------------------------------------------------------------------------------------------
  Total Investment Securities                                            166,080                   229,957
Loans, net of unearned income                                            369,922                   321,362
  Less: Allowance for loan losses                                          4,200                     3,800
----------------------------------------------------------------------------------------------------------
  Loans, Net                                                             365,722                   317,562
Bank premises and equipment                                                9,471                     9,453
Other real estate owned                                                        -                        91
Accrued interest receivable                                                3,632                     3,473
Cash surrender value of life insurance                                     7,054                         -
Other assets                                                               3,084                     3,579
----------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                        $  569,821                $  575,688
==========================================================================================================

Deposits:
  Non-interest bearing                                                $   71,585                $   91,713
  Interest bearing                                                       342,215                   306,154
----------------------------------------------------------------------------------------------------------
  Total Deposits                                                         413,800                   397,867
Other borrowed funds:
  Repurchase agreements                                                   13,441                    30,414
  Short-term borrowings                                                    5,486                     4,626
  Long-term borrowings                                                    65,853                    75,401
Accrued interest payable                                                   1,472                     1,261
Other liabilities                                                          3,198                     2,320
----------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                      503,250                   511,889
==========================================================================================================

Common stock, $.01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding                         21                        21
Surplus                                                                   10,819                    10,819
Retained earnings                                                         56,393                    53,607
Accumulated other comprehensive income                                      (662)                     (648)
----------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                              66,571                    63,799
==========================================================================================================

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  569,821                $  575,688
==========================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                        CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31,                                                    2006             2005              2004
-------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                              $ 23,374         $ 18,569          $ 13,632
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                     5,360            6,408             8,044
  States & political subdivisions                                          2,688            2,616             3,476
  Other securities                                                           340              190               107
Interest on Federal funds sold                                                 -              176                58
  Interest on balances with banks                                            160              211                68
-------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                                   31,922           28,170            25,385
-------------------------------------------------------------------------------------------------------------------
Interest on time deposits of $100,000 or more                              1,408              808               806
Interest on other deposits                                                 6,204            4,212             3,153
Interest on other borrowed funds                                           3,442            3,560             3,620
-------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                                  11,054            8,580             7,579
-------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                     20,868           19,590            17,806
-------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                    433              263               144
-------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     20,435           19,327            17,662
-------------------------------------------------------------------------------------------------------------------
Trust department income                                                    1,483            1,479             1,353
Service charges on deposit accounts                                          860              940             1,056
Merchant transaction income                                                3,947            4,521             5,001
Other fee income                                                           1,423            1,575             1,650
Other operating income                                                       173              372               177
Realized gains (losses) on securities, net                                   319             (13)               357
-------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER INCOME                                                       8,205            8,874             9,594
-------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                            10,315            9,261             9,165
Expense of premises and equipment, net                                     2,397            2,455             2,391
Merchant transaction expenses                                              3,141            3,646             4,058
Other operating expenses                                                   5,184            5,357             4,970
-------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER EXPENSES                                                    21,037           20,719            20,584
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 7,603            7,482             6,672
Applicable income taxes                                                    1,595            1,613             1,071
-------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                           $   6,008        $   5,869         $   5,601
-------------------------------------------------------------------------------------------------------------------
  EARNINGS PER SHARE                                                   $    2.80        $    2.73         $    2.61
-------------------------------------------------------------------------------------------------------------------
The accompanying Notes are an integral part of these Consolidated Financial Statements.




                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
--------------------------------------------                                          ACCUMULATED
                                                                                        OTHER            TOTAL
                                               COMMON                   RETAINED    COMPREHENSIVE     STOCKHOLDERS'
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        STOCK      SURPLUS      EARNINGS        INCOME           EQUITY
=================================================================================================================
Balance, December 31, 2003                    $   21      $ 10,819      $ 48,131     $   1,836         $  60,807

Comprehensive income:
  Net income, 2004                                 -             -         5,601             -             5,601
  Unrealized losses on securities,
    net of reclassification adjustment
    and taxes                                      -             -             -        (1,132)           (1,132)
Comprehensive income                                                                                       4,469

Cash dividends declared ($1.35 per share)          -             -        (2,900)            -            (2,900)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                        21        10,819        50,832           704            62,376

Comprehensive income:
  Net income, 2005                                 -             -         5,869             -             5,869
  Other comprehensive income, net of tax
    Unrealized losses on securities,
      net of reclassification adjustment           -             -             -          (341)             (341)
    Minimum pension liability adjustment           -             -             -        (1,011)           (1,011)
  Other comprehensive income                                                            (1,352)           (1,352)
Comprehensive income                                                                                       4,517

Cash dividends declared ($1.44 per share)          -             -        (3,094)            -            (3,094)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                        21        10,819        53,607          (648)           63,799

Comprehensive income:
  Net income, 2006                                 -             -         6,008             -             6,008
  Other comprehensive income, net of tax
    Unrealized gains on securities,
      net of reclassification adjustment           -             -             -           648               648
    Minimum pension liability adjustment           -             -             -         1,011             1,011
  Other comprehensive income                                                             1,659             1,659
Comprehensive income                                                                                       7,667

Cash dividends declared ($1.50 per share)          -             -        (3,222)            -            (3,222)

Adjustment to initially apply FASB Statement
          No. 158, net of tax                      -             -             -        (1,673)           (1,673)
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                    $   21      $ 10,819      $ 56,393     $    (662)        $  66,571
=================================================================================================================

 The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

YEARS ENDED DECEMBER 31,                                                    2006             2005              2004
====================================================================================================================
Net Income                                                            $    6,008      $     5,869       $     5,601
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                             723              704               813
    Provision for loan losses                                                433              263               144
    Deferred income tax (benefit) provision                                 (254)             166              (119)
    Amortization of securities (net of accretion)                            419            1,379             1,573
    Increase in cash surrender value of life insurance                       (54)               -                 -
    Net realized (gains) losses on securities                               (319)              13              (357)
    Loss (gain) on other real estate                                          10              (46)               (2)
    Gain on disposition of fixed asset                                         -               (5)                -
    Increase in interest receivable                                         (159)             (67)             (108)
    (Increase) decrease in other assets                                     (304)             313               366
    (Decrease) increase in income taxes payable                               (4)            (442)              117
    Increase (decrease) in interest payable                                  211              375              (272)
    Increase (decrease) in other liabilities                                 940              (29)              110
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,650            8,493             7,866
====================================================================================================================
Purchase of investment securities available-for-sale                     (25,770)         (47,526)          (49,975)
Proceeds from sales and maturities of investment
  securities available-for-sale                                           68,287           46,451            41,938
Proceeds from repayments of investment
  securities available-for-sale                                           15,028           19,140            17,893
Proceeds from repayments of investment
  securities to be held-to-maturity                                        7,213           12,746            17,661
Net loans originated                                                     (48,676)         (41,550)          (40,015)
Proceeds from other real estate                                              164              432               124
Proceeds from sale of fixed assets                                             -               10                 -
Investment in premises and equipment                                        (741)            (929)             (111)
Purchase of life insurance policies                                       (7,000)               -                 -
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       8,505          (11,226)          (12,485)
====================================================================================================================
Net (decrease) increase in demand and savings deposits                    (1,374)          (3,984)            5,977
Net proceeds (payments) on time deposits                                  17,307            6,550           (18,620)
(Decrease) increase in repurchase agreements                             (16,973)          12,016            (1,056)
Net increase (decrease) in short-term borrowings                             860            3,740                63
Payments on long-term borrowings                                          (9,548)          (9,219)           (8,903)
Cash dividends paid                                                       (3,222)          (3,094)           (2,900)
--------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                     (12,950)           6,009           (25,439)
====================================================================================================================
    Net increase (decrease) in cash and cash equivalents                   3,205            3,276           (30,058)
Cash and cash equivalents at January 1                                    11,573            8,297            38,355
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                              $   14,778       $   11,573       $     8,297
====================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.


                      GENERAL NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENT SECURITIES

         Investments in securities are classified in two categories and accounted for as follows:

         Securities Held-to-Maturity  Bonds, notes, debentures and
         ---------------------------
mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis, which approximates the interest method, over the remaining period to maturity.

         Securities Available-for-Sale   Bonds, notes, debentures,
         -----------------------------
mortgage-backed securities and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

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

  The Company paid interest and income taxes during the years ended December 31, 2006, 2005 and 2004 as follows:

                             2006              2005             2004
--------------------------------------------------------------------
Income taxes paid        $  1,752         $   1,886        $     802
Interest paid            $ 10,843         $   8,205        $   7,851

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 2006 presentation.

NOTE 2 -- CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                 2006             2005
------------------------------------------------------------------
Cash items in process of collection     $      31        $   6,568
Non-interest bearing balances               9,102            1,544
Cash on hand                                3,866            3,198
------------------------------------------------------------------
    Total                               $  12,999        $  11,310
------------------------------------------------------------------

         The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

NOTE 3 -- INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities at December 31, 2006 and 2005 are as follows:

                                              AVAILABLE-FOR-SALE

                                                                  Gross            Gross
                                            Amortized        Unrealized       Unrealized            Fair
2006                                             Cost             Gains          Losses            Value
---------------------------------------------------------------------------------------------------------
U.S. Agency securities                   $     24,897     $           9   $         23      $     24,883
Mortgage-backed securities                     29,231                91             82            29,240
States & political subdivisions                29,281               939              -            30,220
---------------------------------------------------------------------------------------------------------
     Total Debt Securities                     83,409             1,039            105            84,343
Equity securities                               6,764               628             30             7,362
---------------------------------------------------------------------------------------------------------
     Total Available-for-Sale            $     90,173     $       1,667   $        135      $     91,705
---------------------------------------------------------------------------------------------------------

                                                                  Gross            Gross
                                            Amortized        Unrealized       Unrealized            Fair
2005                                            Cost              Gains          Losses            Value
---------------------------------------------------------------------------------------------------------
U.S. Agency securities                   $     74,852     $           -   $        308      $     74,544
Mortgage-backed securities                     44,408                 -            407            44,001
States & political subdivisions                20,698               937              -            21,635
---------------------------------------------------------------------------------------------------------
     Total Debt Securities                    139,958               937            715           140,180
Equity securities                               7,433               402             73             7,762
---------------------------------------------------------------------------------------------------------
     Total Available-for-Sale            $    147,391     $       1,339   $        788      $    147,942
---------------------------------------------------------------------------------------------------------

         Equity securities at December 31, 2006 and 2005, consisted primarily of other financial institutions stock and Federal Home Loan Bank (FHLB) stock, which is a required investment in order to participate in an available line of credit program. The FHLB stock is stated at par value as there is no readily determinable fair value.

         A summary of transactions involving available-for-sale debt securities in 2006, 2005 and 2004 are as follows:

December 31,                    2006             2005              2004
-----------------------------------------------------------------------
Proceeds from sales         $      -         $ 10,250          $ 18,380
Gross realized gains               -               51               385
Gross realized losses              -               64                28

                                       HELD-TO-MATURITY

                                                                  Gross             Gross
                                            Amortized        Unrealized        Unrealized                 Fair
2006                                            Cost              Gains            Losses                Value
---------------------------------------------------------------------------------------------------------------
Mortgage-backed securities               $     45,124     $           4    $       1,074          $     44,054
States & political subdivisions                29,251             1,815                -                31,066
---------------------------------------------------------------------------------------------------------------
     Total Held-to-Maturity              $     74,375     $       1,819    $       1,074          $     75,120
---------------------------------------------------------------------------------------------------------------

                                                                  Gross             Gross
                                            Amortized        Unrealized        Unrealized                Fair
2005                                            Cost              Gains            Losses               Value
---------------------------------------------------------------------------------------------------------------
Mortgage-backed securities               $     52,763  $              3    $       1,274          $     51,492
States & political subdivisions                29,252             2,386                -                31,638
---------------------------------------------------------------------------------------------------------------
     Total Held-to-Maturity              $     82,015     $       2,389    $       1,274          $     83,130
---------------------------------------------------------------------------------------------------------------

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

                                                  Available-for-Sale                           Held-to-Maturity
------------------------------------------------------------------------------------------------------------------------
                                           Amortized                Fair                Amortized               Fair
                                             Cost                  Value                  Cost                  Value
------------------------------------------------------------------------------------------------------------------------
Due in one year or less:

      U.S. Agency securities           $     9,999             $   9,985             $        -           $         -
After one year through five years:

      U.S. Agency securities                14,898                14,898                      -                     -
After five years through ten years:

      States & political subdivisions            -                     -                  1,041                 1,114
After ten years:

      States & political subdivisions       29,281                30,220                 28,210                29,952
------------------------------------------------------------------------------------------------------------------------
      Subtotal                              54,178                53,103                 29,251                31,006

Mortgage-backed securities                  29,231                29,240                 45,124                44,054
------------------------------------------------------------------------------------------------------------------------
      Total Debt Securities            $    83,409             $  84,343            $    74,375           $    75,120
------------------------------------------------------------------------------------------------------------------------

         The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 are as follows:

                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    -----------------------------
                                    Fair          Unrealized          Fair          Unrealized         Fair          Unrealized
December 31, 2006                  Value            Losses           Value            Losses           Value           Losses
--------------------------------------------------------------    ------------------------------    -----------------------------
U.S. Agency securities              $  9,868           $    9         $  9,985           $   14        $ 19,853           $   23
Mortgage-backed securities                 -                -           50,379            1,156          50,379            1,156
Equities                                 160                1              541               29             701               30
                                ------------------------------    ------------------------------    -----------------------------
   Total                            $ 10,028           $   10         $ 60,905         $  1,199        $ 70,933         $  1,209
                                ==============================    ==============================    =============================


                                   Less than twelve months            Twelve months or more                    Totals
                                ------------------------------    ------------------------------    -----------------------------
                                    Fair          Unrealized          Fair          Unrealized         Fair          Unrealized
December 31, 2005                  Value            Losses           Value            Losses           Value           Losses
--------------------------------------------------------------    ------------------------------    -----------------------------
U.S. Agency securities              $ 39,870          $   227         $ 34,674           $   81        $ 74,544          $   308
Mortgage-backed securities             8,598              104           86,501            1,577          95,099            1,681
Equities                               1,298               73                -                -           1,298               73
                                ------------------------------    ------------------------------    -----------------------------
   Total                            $ 49,766          $   404         $121,175         $  1,658        $170,941         $  2,062
                                ==============================    ==============================    =============================


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

NOTE 4 -- LOANS

         Major classifications of loans are as follows:

December 31,                                                                2006             2005
-------------------------------------------------------------------------------------------------
Loans secured by real estate:
    Construction and land development                                  $  23,714       $   13,132
    Secured by 1-4 family residential properties:
    Revolving, open-end loans                                             17,691           15,070
    Secured by first liens                                               156,944          125,950
    Secured by junior liens                                               30,108           22,649
    Secured by multi-family properties                                     2,870              355
    Secured by non-farm, non-residential properties                       76,710           63,829
Commercial and industrial loans to U.S. addressees                        26,265           42,894
Loans to individuals for household, family
    and other personal expenditures:
    Credit card and related plans                                          3,282            3,152
    Other (installment and student loans, etc.)                           24,647           24,773
Obligations of states & political subdivisions                             6,806            8,038
All other loans                                                              885            1,520
-------------------------------------------------------------------------------------------------
    Gross Loans                                                          369,922          321,362
Less: Unearned income on loans                                                -                 -
-------------------------------------------------------------------------------------------------
    Loans, Net of Unearned Income                                     $  369,922        $ 321,362
-------------------------------------------------------------------------------------------------

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

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:


Years Ended December 31,                         2006              2005             2004
----------------------------------------------------------------------------------------
Balance at beginning of year                  $ 3,800           $ 3,600          $ 3,500
Provision charged to operations                   433               263              144
Recoveries credited to allowance                  134                50                9
                                                4,367             3,913            3,653
----------------------------------------------------------------------------------------
Losses charged to allowance                      (167)             (113)             (53)
----------------------------------------------------------------------------------------
    Balance at End of Year                    $ 4,200           $ 3,800          $ 3,600
----------------------------------------------------------------------------------------

         A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

   Years Ended December 31,       Book Provision            Tax Deduction
   ------------------------       --------------            -------------

             2006                    $ 433                    $   33
             2005                    $ 263                    $   63
             2004                    $ 144                    $   44

         The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $0, $380 and $664 at December 31, 2006, 2005 and 2004, respectively.

NOTE 6 --LOAN SERVICING

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

         There was no allowance for impairment recorded at December 31, 2006 or 2005.

NOTE 7 -- BANK PREMISES AND EQUIPMENT

December 31,                                     2006              2005
------------------------------------------------------------------------
Land                                         $  3,117         $   3,117
Buildings and improvements                     14,752            14,623
Furniture and equipment                        14,018            13,406
------------------------------------------------------------------------
                                               31,887            31,146
Less: Accumulated depreciation                 22,416            21,693
------------------------------------------------------------------------
   Net Bank Premises and Equipment           $  9,471         $   9,453
------------------------------------------------------------------------

         Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $723 in 2006, $704 in 2005 and $813 in 2004.

         Occupancy expenses were reduced by rental income received in the amount of $64, $61 and $63 in the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 8 -- OTHER REAL ESTATE OWNED

         Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned as of December 31, 2006 and 2005 was $0 and $91, respectively, supported by appraisals of the real estate involved.

NOTE 9 -- INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

         Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

                                   Equity in
         Percent                   underlying                        Bank's
       of voting      Total       net assets at      Amount       proportionate
         stock      investment      balance            of       part of loss for
Year     owned       and loan      sheet date       dividends      the period
--------------------------------------------------------------------------------
2006     100%        $ 3,250        $ 3,235           None         $     -
2005     100%        $ 3,250        $ 3,235           None         $     -
2004     100%        $ 3,350        $ 3,335           None         $     -

NOTE 10 -- CASH SURRENDER VALUE OF LIFE INSURANCE

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

NOTE 11 -- DEPOSITS

December 31,                                     2006              2005
-----------------------------------------------------------------------
Demand - Non-interest bearing              $   71,585        $   91,713
Demand - Interest bearing                      57,309            33,094
Savings                                        80,328            86,013
Money markets                                  85,720            80,463
Time - Over $100,000                           39,478            28,124
Time - Other                                   79,380            78,460
-----------------------------------------------------------------------
  Total                                    $  413,800         $ 397,867
-----------------------------------------------------------------------

Scheduled maturities of time deposits are as follows:
                       2007        $  86,500
                       2008           12,082
                       2009            7,287
                       2010            9,125
                      2011             2,405
        2012 and thereafter            1,459
--------------------------------------------
                      Total        $ 118,858
--------------------------------------------

NOTE 12 -- OTHER BORROWED FUNDS

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

Years Ended December 31,                               2006              2005
-----------------------------------------------------------------------------
Amount outstanding at year end                     $ 18,927          $ 35,040
Average interest rate at year end                     2.91%             2.01%
Maximum amount outstanding at any month end        $ 29,285          $ 35,040
Average amount outstanding                         $ 22,775          $ 27,638
Weighted average interest rate during the year:
      Federal funds purchased                          5.28%             3.96%
      Repurchase agreements                            2.34%             1.46%
      Demand notes to U.S. Treasury                    4.96%             2.99%

         The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,202 and $9,958 at December 31, 2006 and $10,257 and $10,008 at December 31, 2005 and with interest rates of 5.25% at both December 31, 2006 and December 31, 2005. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2006 and 2005, respectively.

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

NOTE 13 -- LONG-TERM DEBT

         The loans from the Federal Home Loan Bank, which were borrowed to purchase a mortgage-backed security, are secured by a general collateral pledge of the Company's assets.

         A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2006 is as follows:

Monthly           Fixed             Maturity
Installment        Rate                 Date           Balance
--------------------------------------------------------------
$ 161             2.73%             03/13/08         $   2,366
  253             3.22%             03/13/10             9,354
  430             3.74%             03/13/13            28,722
  186             4.69%             03/13/23            25,411
--------------------------------------------------------------
Total                                                 $ 65,853
--------------------------------------------------------------

         The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

         Aggregate maturities of long-term debt at December 31, 2006 are as follows: 2007 $9,887, 2008 $8,781, 2009 $8,612, 2010 $6,634, 2011 $6,116 and
thereafter $25,823 for a total of $65,853.

NOTE 14 -- EMPLOYEE BENEFIT PLANS

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

         For the unfunded plans above, amounts calculated on an actuarial basis are recorded as a liability.

         Obligations and funded status of the plans:

                                                              Pension Benefits                       Other Benefits
                                                              ----------------                       --------------
December 31,                                              2006              2005                 2006              2005
------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation, beginning                    $  13,267         $  11,800             $    287         $     285
    Service cost                                           436               415                    6                 6
    Interest cost                                          673               678                   17                16
    Change in assumptions                               (1,167)              947                    1               (10)
    Actuarial (gain) loss                                  (55)             (223)                   -                 -
    Benefits paid                                         (554)             (350)                 (12)              (10)
------------------------------------------------------------------------------------------------------------------------
  Benefit obligation, ending                            12,600            13,267                  299               287
------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
    Fair value of plan assets, beginning                 9,709             9,469                    -                 -
    Actual return on plan assets                           954               213                    -                 -
    Employer contribution                                1,439               377                    -                 -
    Benefits paid                                         (554)             (350)                   -                 -
------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets, ending                     11,548             9,709                    -                 -
------------------------------------------------------------------------------------------------------------------------
Funded status                                        $  (1,052)           (3,558)            $   (299)             (287)
Unrecognized net actuarial loss (gain)                                     3,933                                    (33)
Unrecognized prior service cost                                               53                                     41
------------------------------------------------------------------------------------------------------------------------
  Net amount recognized                                                $     428                              $    (279)
------------------------------------------------------------------------------------------------------------------------

         Amounts recognized in the balance sheets consist of:

                                                              Pension Benefits                      Other Benefits
                                                              ----------------                      --------------
December 31,                                              2006              2005                 2006              2005
------------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                                  $      580                               $      -
Accrued benefit cost                                                      (1,683)                                  (279)
Intangible assets                                                            520                                      -
Accumulated other comprehensive income                                     1,011                                      -
------------------------------------------------------------------------------------------------------------------------
  Net amount recognized                                               $      428                               $   (279)
------------------------------------------------------------------------------------------------------------------------
Non Current Assets                                   $    358                                 $        -
Non Current Liabilities                              $  1,052                                 $      299


         Amounts recognized in the accumulated other comprehensive income consist of:

                                                             Pension Benefits                        Other Benefits
                                                             ----------------                        --------------
December 31,                                              2006              2005                 2006              2005
------------------------------------------------------------------------------------------------------------------------
Prior service costs                                $        52                             $       34
Net actuarial loss (gain)                                2,482                                    (34)
Deferred taxes                                            (861)                                     -
------------------------------------------------------------------------------------------------------------------------
  Net amount recognized                            $     1,673                             $        -
------------------------------------------------------------------------------------------------------------------------

         The accumulated benefit obligation for all defined benefit pension plans was $10,915 and $10,866 at December 31, 2006 and 2005, respectively.

         Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

                                                      Pension Benefits
                                                      ----------------
                                                2006                   2005
----------------------------------------------------------------------------
Projected benefit obligation                $      -               $ 13,267
Accumulated benefit obligation                     -                 10,866
Fair value of plan assets                          -                  9,709

         Components of net periodic pension cost and other amounts recognized in other comprehensive income:
                                                                Pension Benefits
                                                                ----------------
Years Ended December 31,                              2006             2005              2004
----------------------------------------------------------------------------------------------
Components of net periodic pension cost:
    Service cost                                  $    436          $   415           $   385
    Interest cost                                      673              678               664
    Expected return on plan assets                    (890)            (755)             (700)
    Amortization of prior service cost                   -                -                 -
    Amortization of unrecognized net loss              166              114               114
----------------------------------------------------------------------------------------------
      Net periodic pension cost                   $    385          $   452           $   463
----------------------------------------------------------------------------------------------
         Other changes in plan assets and benefit obligations recognized in other comprehensive income:

FASB 158 recognition of deferred cost, net        $  1,673
Reverse effect of additional minimum liability      (1,011)
-----------------------------------------------------------------
  Total recognized in other comprehensive
     income                                       $    662
-----------------------------------------------------------------
  Total recognized in net period pension
     cost and other comprehensive income          $  1,047
-----------------------------------------------------------------

                                                                  Other Benefits
                                                                  --------------
Years Ended December 31,                              2006             2005              2004
---------------------------------------------------------------------------------------------
Components of net periodic other benefit cost:
    Service cost                                     $   6            $   6             $   6
    Interest cost                                       17               16                16
    Amortization of prior service cost                   7                7                 7
    Amortization of unrecognized net gain                -                -                 -
---------------------------------------------------------------------------------------------
      Net periodic other benefit cost                $  30            $  29             $  29
---------------------------------------------------------------------------------------------

         Other changes in plan assets and benefit obligations recognized in other comprehensive income:

FASB 158 recognition of deferred costs, net          $    -
----------------------------------------------------------------
  Total recognized in other comprehensive
    income                                           $    -
----------------------------------------------------------------
  Total recognized in net periodic pension
    cost and other comprehensive income              $   30
----------------------------------------------------------------

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

         Weighted-average assumptions used to determine benefit obligations were as follows:

                                                    Pension Benefits                             Other Benefits
                                                    ----------------                             --------------
December 31,                                     2006              2005                      2006              2005
-------------------------------------------------------------------------------------------------------------------
Discount rate                             5.75%-6.00%       5.50%-6.00%                     6.00%             6.00%
Rate of compensation increase                   3.00%             4.00%                     4.50%             4.50%

                                                    Pension Benefits                             Other Benefits
                                                    ----------------                             --------------
Years Ended December 31,                         2006              2005                      2006              2005
-------------------------------------------------------------------------------------------------------------------
Discount rate                             5.75%-6.00%       5.50%-6.00%                     6.00%             6.00%
Expected long-term return on plan assets        8.50%             8.00%                        -                  -
Rate of compensation increase                   3.00%             4.00%                     4.50%             4.50%

         The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets.

         The Company's pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

                                  Plan Assets at December 31,
                                  ---------------------------
                                        2006             2005
-------------------------------------------------------------
Asset Category
--------------
Equity securities                      55.9%             55.7%
Corporate bonds                        20.1%             24.6%
U.S. Government securities             23.2%             19.4%
Cash and cash equivalents                .8%               .3%
--------------------------------------------------------------
                                      100.0%            100.0%
--------------------------------------------------------------

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

Estimated Future Benefit Payments
---------------------------------

         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:

                 Pension Benefits      Other Benefits
                 ----------------      --------------
2007                   $499              $13
2008                    497               13
2009                    507               13
2010                    540               14
2011                    599               15
2012-2016             4,041               93

NOTE 15 -- INCOME TAXES

         The total income taxes in the Statements of Income are as follows:

Years Ended December 31,                2006              2005             2004
--------------------------------------------------------------------------------
Currently payable                    $ 1,849           $ 1,447          $ 1,190
Deferred (benefit) provision            (254)              166             (119)
--------------------------------------------------------------------------------
  Total                              $ 1,595           $ 1,613          $ 1,071
--------------------------------------------------------------------------------

         A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,                2006              2005             2004
--------------------------------------------------------------------------------
Tax at statutory rate              $   2,585         $   2,544        $   2,268
Reduction for non-taxable interest    (1,052)           (1,012)          (1,262)
Other additions                           62                81               65
--------------------------------------------------------------------------------
  Applicable Income Taxes          $   1,595         $   1,613        $   1,071
--------------------------------------------------------------------------------

         The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:

Years Ended December 31,                2006              2005              2004
--------------------------------------------------------------------------------
Accretion of discount on bonds        $  (29)         $     18          $     24
Accelerated depreciation                  13                (4)               21
Supplemental benefit plan                 51                (3)              (1)
Allowance for loan losses               (243)             (165)            (130)
Prepaid pension cost                     (46)              320              (33)
--------------------------------------------------------------------------------
  Total                               $ (254)          $   166           $ (119)
--------------------------------------------------------------------------------

         The significant components of deferred tax assets and liabilities are as follows:

December 31,                                              2006              2005
--------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                            $ 1,406           $ 1,163
  Minimum pension liability                                  -               520
  Accrued pension costs                                    358                 -
  Accumulated depreciation                                 309               322
  Accrued supplemental benefit plan                          -                51
--------------------------------------------------------------------------------
    Total Deferred Tax Assets                            2,073             2,056
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid pension costs                                      -               571
  Unrealized securities gains                              522               187
  Accumulated accretion                                     40                69
--------------------------------------------------------------------------------
    Total Deferred Tax Liabilities                         562               827
--------------------------------------------------------------------------------
    Net Deferred Tax Assets                            $ 1,511           $ 1,229
--------------------------------------------------------------------------------

         In management's opinion, the deferred tax assets are realizable in as much as there is a history of strong earnings and a carryback potential greater than the deferred tax assets. Management is not aware of any evidence that would preclude the realization of the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

NOTE 16 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

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

         A reconciliation of other comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                                                                     Tax
                                                                                Before-Tax        (Expense)        Net-of-Tax
2006                                                                              Amount           Benefit           Amount
-----------------------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
  Unrealized gains arising during the year                                     $   1,302         $    (443)        $    859
  Less:  Reclassification adjustment for gains realized in income                    319              (108)             211
                                                                               ----------------------------------------------
  Net unrealized losses                                                              983              (335)             648
Change in minimum pension liability                                                1,531              (520)           1,011
-----------------------------------------------------------------------------------------------------------------------------
    Other Comprehensive Income                                                 $   2,514         $    (855)         $ 1,659
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Tax
                                                                                Before-Tax        (Expense)        Net-of-Tax
2005                                                                              Amount           Benefit           Amount
-----------------------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
    Unrealized losses arising during the year                                  $    (531)        $     181        $    (350)
    Less:  Reclassification adjustment for losses realized in income                 (13)                4               (9)
                                                                               ----------------------------------------------
    Net unrealized losses                                                           (518)              177             (341)
Change in minimum pension liability                                               (1,531)              520           (1,011)
-----------------------------------------------------------------------------------------------------------------------------
    Other Comprehensive Income                                                 $  (2,049)        $     697        $  (1,352)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Tax
                                                                                Before-Tax        (Expense)        Net-of-Tax
2004                                                                              Amount           Benefit           Amount
-----------------------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
  Unrealized losses arising during the year                                    $  (1,357)         $    461        $    (896)
  Less:  Reclassification adjustment for gains realized in income                    357              (121)             236
-----------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses                                                      $  (1,714)         $    582         $ (1,132)
-----------------------------------------------------------------------------------------------------------------------------

NOTE 17 --COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE 18 -- FAIR VALUE DISCLOSURE

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

                                                           December 31, 2006                         December 31, 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                       Carrying           Fair                    Carrying           Fair
                                                        Amount            Value                    Amount            Value
-----------------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                            $  12,999         $  12,999                $   11,310       $   11,310
  Interest bearing balances with banks                   1,779             1,779                       263              263
-----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                           14,778            14,778                    11,573           11,573
  Investment Securities:
    Available-for-sale:
      U.S. Agency obligations                           54,123            54,123                   118,545          118,545
      States & political subdivisions                   30,220            30,220                    21,635           21,635
      Federal Home Loan Bank stock                       5,093             5,093                     4,699            4,699
      Other securities                                   2,269             2,269                     3,063            3,063
    Held-to-maturity:
      U.S. Agency obligations                           45,124            44,054                    52,763           51,492
      States & political subdivisions                   29,251            31,066                    29,252           31,638
-----------------------------------------------------------------------------------------------------------------------------
      Total investment securities                      166,080           166,825                   229,957          231,072
  Loans, net of unearned income:
    Real estate mortgages                              308,037           307,508                   240,985          235,427
    Commercial                                          26,265            25,963                    42,894           42,894
    Consumer and other                                  35,620            35,492                    37,483           37,899
    Less:  Allowance for loan losses                     4,200                                       3,800
-----------------------------------------------------------------------------------------------------------------------------
      Loans, net                                       365,722           368,963                   317,562          316,220
  Cash surrender value of life insurance                 7,054             7,054                         -                -
-----------------------------------------------------------------------------------------------------------------------------
      Total Financial Assets                           553,634         $ 557,620                   559,092       $  558,865
Other assets                                            16,187                                      16,596
-----------------------------------------------------------------------------------------------------------------------------
      Total Assets                                   $ 569,821                                  $  575,688
-----------------------------------------------------------------------------------------------------------------------------

Financial Liabilities:
  Demand - Non-interest bearing                      $  71,585         $  71,585                $   91,713       $   91,713
  Demand - Interest bearing                             57,309            57,309                    33,094           33,094
  Savings                                               80,328            80,328                    86,013           86,013
  Money markets                                         85,720            85,720                    80,463           80,463
  Time                                                 118,858           118,201                   106,584          107,794
-----------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                   413,800           413,143                   397,867          399,077
  Repurchase agreements                                 13,441            13,441                    30,414           30,414
  Short-term borrowings                                  5,486             5,486                     4,626            4,626
  Long-term borrowings                                  65,853            63,306                    75,401           75,710
-----------------------------------------------------------------------------------------------------------------------------
      Total Financial Liabilities                      498,580         $ 495,376                   508,308       $  509,827
Other Liabilities                                        4,670                                       3,581
Stockholders' Equity                                    66,571                                      63,799
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 569,821                                  $  575,688
-----------------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                            $    (151)        $   (151)                $     (153)      $     (153)

NOTE 19 -- OPERATING LEASES

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

         Future minimum rental commitments under these leases at December 31, 2006 are as follows:

                                                 Mount            Meadow             ATM
                                                Pocono            Avenue            Sites             Total
-----------------------------------------------------------------------------------------------------------
2007                                           $   55            $   22            $   6            $   83
2008                                               55                22                4                81
2009                                               55                22                -                77
2010                                               55                22                -                77
2011                                               21                 9                -                30
-----------------------------------------------------------------------------------------------------------
    Total minimum payments required             $ 241            $   97           $   10             $ 348
-----------------------------------------------------------------------------------------------------------

NOTE 20 -- LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

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

Years Ended December 31,                2006              2005
---------------------------------------------------------------
Beginning Balance                   $ 10,490          $  9,632
Additions                              1,042             5,387
Reclassifications                          8              (217)
Collections                           (1,115)           (4,312)
---------------------------------------------------------------
     Ending Balance                 $ 10,425          $ 10,490
---------------------------------------------------------------

         In addition to the loan amounts shown above, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $6,248.

NOTE 21 -- REGULATORY MATTERS

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

                          ACTUAL                                                         REGULATORY REQUIREMENTS
-----------------------------------------------------------------   ----------------------------------------------------------------

                                                                            For Capital                            To Be
                                                                        Adequacy Purposes                   "Well Capitalized"
                                                                        -----------------                   ------------------
As of December 31, 2006                       Amount     Ratio        Amount            Ratio              Amount           Ratio
------------------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
              PFSC (Company)               $   71,235     19.65%  >   $  28,998      >    8.0%    >     $  36,248     >     10.0%
                                                                  -                  -            -                   -
              PSB (Bank)                   $   68,029     18.84%  >   $  28,882      >    8.0%    >     $  36,103     >     10.0%
                                                                  -                  -            -                   -
Tier 1 Capital (to Risk Weighted Assets)
              PFSC (Company)               $   67,035     18.49%  >   $  14,499      >    4.0%    >     $  21,749     >      6.0%
                                                                  -                  -            -                   -
              PSB (Bank)                   $   63,829     17.68%  >   $  14,441      >    4.0%    >     $  21,662     >      6.0%
                                                                  -                  -            -                   -
Tier 1 Capital (to Average Assets)
              PFSC (Company)               $   67,035     11.93%  >   $       *      >    *        >    $  28,105     >      5.0%
                                                                  -                  -            -                   -
              PSB (Bank)                   $   63,829     11.36%  >   $       *      >    *        >    $  28,083     >      5.0%
                                                                  -                  -            -                   -

PFSC - *3.0% ($16,863), 4.0% ($22,484) or 5.0% ($28,105) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($16,850), 4.0% ($22,466) or 5.0% ($28,083) depending on the bank's CAMELS Rating and other regulatory risk factors.


As of December 31, 2005                      Amount      Ratio        Amount            Ratio               Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)
              PFSC (Company)               $   66,923     19.78%  >   $  27,073      >      8.0%  >   $  33,841       >      10.0%
                                                                  -                  -            -                   -
              PSB (Bank)                   $   64,127     19.10%  >   $  26,865      >      8.0%  >   $  33,581       >      10.0%
                                                                  -                  -            -                   -
Tier 1 Capital (to Risk Weighted Assets)
              PFSC (Company)               $   63,123     18.65%  >   $  13,536      >      4.0%  >   $  20,304       >       6.0%
                                                                  -                  -            -                   -
              PSB (Bank)                   $   60,327     17.97%  >   $  13,432      >      4.0%  >   $  20,148       >       6.0%
                                                                  -                  -            -                   -
Tier 1 Capital (to Average Assets)

              PFSC (Company)               $  63,123      11.11%  >   $       *      >      *     >   $  28,400       >       5.0%
                                                                  -                  -            -                   -
              PSB (Bank)                   $  60,327      10.66%  >   $       *      >      *     >   $  28,297       >       5.0%
                                                                  -                  -            -                   -

PFSC - *3.0% ($17,040), 4.0% ($22,720) or 5.0% ($28,400) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($16,978), 4.0% ($22,638) or 5.0% ($28,297) depending on the bank's CAMELS Rating and other regulatory risk factors.

NOTE 22 -- PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

                 The condensed Company-only information follows:

BALANCE SHEETS

DECEMBER 31,                                          2006             2005
============================================================================
Cash                                            $        1       $        5
Interest bearing balances with banks                 1,554               76
----------------------------------------------------------------------------
   Cash and Cash Equivalents                         1,555               81
Investment in bank subsidiary                       62,970           60,787
Equity Investments                                   2,249            3,043
----------------------------------------------------------------------------
TOTAL ASSETS                                    $   66,774       $   63,911
============================================================================

TOTAL LIABILITIES                               $      203       $      112
TOTAL STOCKHOLDERS' EQUITY                          66,571           63,799
============================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   66,774       $   63,911
============================================================================


STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                               2006              2005             2004
===============================================================================================================
Dividends from bank subsidiary                                      $ 3,222           $ 5,594          $ 2,900
Dividends on investment securities                                      106                45               11
Interest on balances with banks                                           5                 3                -
Gain on sale of equities                                                319                 -                -
---------------------------------------------------------------------------------------------------------------
  Total Income                                                        3,652             5,642            2,911
Other non-interest expense                                               21                10               10
---------------------------------------------------------------------------------------------------------------
Net income before undistributed earnings of bank subsidiary           3,631             5,632            2,901
Undistributed earnings of bank subsidiary                             2,377               237            2,700
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $ 6,008           $ 5,869          $ 5,601
===============================================================================================================


STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                    2006             2005              2004
====================================================================================================================
Operating Activities:
Net Income                                                              $  6,008        $   5,869         $   5,601
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Gain on sale of equities                                                (319)               -                 -
    Equity in undistributed net income of bank subsidiary                 (2,377)            (237)           (2,700)
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,312            5,632             2,901
====================================================================================================================
Investing Activities:
Purchase of equity investments                                              (160)          (2,465)                -
Proceeds form sales of equity securities                                   1,544                -                 -
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       1,384           (2,465)                -
====================================================================================================================
Financing Activities:
Cash dividends paid                                                       (3,222)          (3,094)           (2,900)
--------------------------------------------------------------------------------------------------------------------
    NET CASH USED BY FINANCING ACTIVITIES                                 (3,222)          (3,094)           (2,900)
====================================================================================================================
    Net increase in cash and cash equivalents                              1,474               73                 1
Cash and cash equivalents at January 1                                        81                8                 7
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                                $  1,555        $      81         $       8
====================================================================================================================

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

                                     PART IV

ITEM 15       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) Financial Statements - The following financial statements are incorporated by reference in Part II, Item 8 hereof:
                       Balance Sheets
                       Consolidated Statements of Income
                       Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                       General Notes to Financial Statements
                       Report of Independent Registered Public Accounting Firm
        (2) Financial Statement Schedules - The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.
        (3) Exhibits - The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.
          (3)(i)     Registrant's Articles of Incorporation (Incorporated herein by reference to Exhibit 3(i) of Registrant's report on
                     Form 10-K filed with the SEC on March 30, 1998.)
           3(ii)     Registrant's By-Laws (Incorporated herein by reference to
                     Exhibit 3(ii) of Registrant's report on Form 10-K filed
                     with the SEC on March 16, 2006.)
           10        Material contracts
           13        Annual report to security holders (Included herein by
                     reference on pages 1- 56.)
           14        Code of Ethics (Incorporated herein by reference to Exhibit
                     10 of Registrant's report on Form 10-K filed with the SEC
                     on March 16, 2006.)
           21        Subsidiaries of the registrant (Incorporated herein by
                     reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
           23        Consent of McGrail Merkel Quinn & Associates
           31        Certifications required under Section 302 of the
                     Sarbanes-Oxley Act of 2002
           32        Certifications required under Section 906 of the
                  Sarbanes-Oxley Act of 2002
     (b) A Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 2006.
     (c)   The exhibits required to be filed by this Item are listed under
           Item 15(a)(3), above.
     (d) There are no financial statement schedules required to be filed under this item.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PENSECO FINANCIAL SERVICES CORPORATION


December 18, 2007                       By:  /s/ Craig W. Best
                                             -------------------------
                                             Craig W. Best
                                             President and CEO