Form 10-K
period 2007-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2008-03-17
CIK 1054508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|   Accelerated filer |X|
Non-accelerated filer    |_|   Small reporting company |_|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on June 30, 2007, based on the closing price of such stock on that date, equals approximately $69,985,208.

The number of shares of common stock outstanding as of February 8, 2008 equals 2,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement relating to the 2008 Annual Meeting of Stockholders, to be held on May 6, 2008, are incorporated by reference in Part III.

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

Through its banking subsidiary, the Company generates interest income from its outstanding loans receivable and its investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and borrowings and general operating expenses. The Bank provides a variety of commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Bank's primary lending products are real estate, commercial and consumer loans. The Bank also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. The Company also offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers.

The Bank has a third party marketing agreement with National Financial Services that allows the Bank to offer a full range of securities, brokerage and annuity sales to its customers. The Investor Services division is located in the headquarters building and the services are offered throughout the entire branch system.

The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Penseco Financial Services Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Penseco Financial Services Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation's market area, changes in real estate market values in Penseco Financial Services Corporation's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1 A to this Annual Report on Form 10-K titled "Risk Factors" below.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Penseco Financial Services Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this Annual Report to "Company," "we," "us" and "our" refer to Penseco Financial Services Corporation and its subsidiary.

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

Nonetheless, to the best of management's knowledge, there are also no particular risk elements in the local economy that put a group or category of loans at increased risk. The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans.

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At December 31, 2007, the Company owned approximately $77.3 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of December 31, 2007, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $954 thousand. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

STRONG COMPETITION WITHIN OUR MARKET COULD HURT OUR PROFITS AND INHIBIT GROWTH.

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

The principal competitive factors among the Company's competitors can be grouped into two categories: pricing and services. In the Company's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, the Bank competes in areas such as convenience of location, types of services, service costs and banking hours. Our profitability depends on our continued ability to compete successfully in our market area.

COMPLIANCE

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

The Company is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file quarterly reports of its operations with the FRB.

As a financial holding company, the Company is permitted to engage in banking-related activities as authorized by the FRB, directly or through subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities.

Our banking subsidiary, Penn Security Bank and Trust Company, as a Pennsylvania state-chartered financial institution, is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits to the maximum extent permitted by law.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory actions, may have a material impact on our operations.

OPERATIONAL RISK

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer service, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of December 31, 2007, the Company employed 165 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

None

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

ITEM 3    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiary, as to which the Company or subsidiary is a party or of which any of their property is subject.

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

               Patrick Scanlon, Senior Vice President, Controller
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                       Scranton, Pennsylvania 18503-1848
                                 1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

   Boenning & Scattergood, Inc.                 Jefferies & Company, Inc.
   Ferris, Baker, Watts, Inc.                   Knight Equity Markets, LP
   Hill Thompson Magid & Company, Inc.          Monroe Securities, Inc.
   Hudson Securities, Inc.                      Stifel, Nicolaus & Company, Inc.
   Janney Montgomery Scott, LLC

The Company's capital stock is traded on the "Over-the-Counter" BULLETIN BOARD under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.

                                Dividends                                         Dividends
                                  Paid                                              Paid
2007               High   Low   Per Share        2006             High   Low      Per Share
-----------------------------------------        --------------------------------------------
First Quarter    $  43    $ 38   $  .37          First Quarter   $  46  $  41     $   .35
Second Quarter      40      37      .37          Second Quarter     45     42         .35
Third Quarter       38      36      .37          Third Quarter      43     41         .35
Fourth Quarter      40      34      .47          Fourth Quarter     44     41         .45
                                 ------                                           -------
                                 $ 1.58                                           $  1.50
                                 ======                                           =======

As of February 8, 2008 there were approximately 874 stockholders of the Company based on the number of holders of record. Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 18 and 44.

TRANSFER AGENT

Penn Security Bank and Trust Company, Trust Department, 150 North Washington Avenue, Scranton, Pennsylvania 18503-1848. Stockholders' questions should be directed to the Bank's Trust Department at 570-346-7741.

PENSECO FINANCIAL SERVICES CORPORATION

The following line graph sets forth comparative information regarding the Company's cumulative shareholder return on its Common Stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the investment period. The Company's cumulative shareholder return based on an investment of $100 at the beginning of the five-year period beginning December 31, 2002 is compared to the cumulative total return of the Russell 2000 Index ("Russell 2000") and the SNL Securities Northeast Quadrant Pink Sheet Banks Index ("Pink Banks"), which more closely reflects the Company's peer group. The yearly points marked on the horizontal axis of the graph correspond to December 31st of that year.


                              [GRAPH APPEARS HERE]


                                                                      PERIOD ENDING
----------------------------------------------------------------------------------------------------------------------------
INDEX                                  12/31/02       12/31/03        12/31/04       12/31/05       12/31/06       12/31/07
----------------------------------------------------------------------------------------------------------------------------
Penseco Financial Services
Corporation                           $  100.00      $  121.32        $ 128.72       $ 133.18       $ 140.38      $  135.19
Russell 2000                             100.00         147.25          174.24         182.18         215.64         212.26
SNL Northeast OTC-BB and
Pink Banks                               100.00         145.85          169.92         169.40         175.06         170.48


ITEM 6    SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

RESULTS OF OPERATIONS:

                                                      2007             2006          2005             2004               2003
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                                 $   34,329       $   31,922    $   28,170       $   25,385         $   26,014
Interest Expense                                    12,739           11,054         8,580            7,579              8,228
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                 21,590           20,868        19,590           17,806             17,786
Provision for Loan Losses                              657              433           263              144                476
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                                       20,933           20,435        19,327           17,662             17,310
Other Income                                         8,720            8,205         8,874            9,594             10,743
Other Expenses                                      21,331           21,037        20,719           20,584             20,454
Income Taxes                                         1,624            1,595         1,613            1,071              1,628
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                      $    6,698       $    6,008    $    5,869       $    5,601         $    5,971
=============================================================================================================================

BALANCE SHEET AMOUNTS:

Assets                                          $  580,793       $  569,821    $  575,688       $  563,708         $  584,590
Investment Securities                           $  145,448       $  166,080    $  229,957       $  262,678         $  293,125
Net Loans                                       $  399,939       $  365,722    $  317,562       $  276,576         $  236,882
Deposits                                        $  416,533       $  413,800    $  397,867       $  395,301         $  407,944
Long-Term Borrowings                            $   55,966       $   65,853    $   75,401       $   84,620         $   93,523
Stockholders' Equity                            $   69,715       $   66,571    $   63,799       $   62,376         $   60,807

PER SHARE AMOUNTS:

Earnings per Share                              $     3.12       $     2.80    $     2.73       $     2.61         $     2.78
Dividends per Share                             $     1.58       $     1.50    $     1.44       $     1.35         $     1.35
Book Value per Share                            $    32.45       $    30.99    $    29.70       $    29.04         $    28.31
Common Shares
  Outstanding                                    2,148,000        2,148,000     2,148,000        2,148,000          2,148,000

FINANCIAL RATIOS:

Net Interest Margin                                   3.92%            3.89%         3.57%            3.18%              3.24%
Return on Average Assets                              1.15%            1.07%         1.03%             .96%              1.05%
Return on Average Equity                              9.75%            9.15%         9.23%            9.11%              9.87%
Average Equity to
  Average Asset                                      11.81%           11.68%        11.19%           10.57%             10.59%
Dividend Payout Ratio                                50.64%           53.57%        52.75%           51.72%             48.56%

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

SUMMARY

Net earnings for 2007 totaled $6,698, an increase of $690 or 11.5% from the $6,008 earned in 2006, which was an increase of $139 or 2.4% from the $5,869 earned in 2005. Net earnings per share were $3.12 in 2007, compared with $2.80 in 2006 and $2.73 in 2005. Earnings for 2007 were impacted by a fourth quarter charge, related to lawsuits against VISA Inc., which VISA member banks must recognize as a contingent liability to indemnify VISA Inc. as described further herein. Currently, the Company holds 78,122 shares of VISA class USA common stock. The Company recorded a total expense of $497, which is $328 net of tax, or $0.15 per share. Upon successful completion of an anticipated public offering by VISA Inc. in 2008, the Company expects the value on its converted shares to exceed the aggregate amount of these charges. Net earnings for 2007 increased from 2006 mainly due to higher interest income from strong loan demand experienced during 2007. This was offset by a higher provision for loan losses, as well as, increased operating expenses. Income taxes were slightly higher than year ago levels. Net income for 2006 increased $139 or 2.4% compared with 2005. Net earnings for 2006 increased from 2005 mainly due to higher interest income from strong loan demand experienced during 2006. This was offset by a higher provision for loan losses and lower non-interest income. Income taxes were lower largely from increased tax free income. During 2006, the Company recorded a Voluntary Early Retirement Initiative (VERI) charge of $1,119, which was partially offset by securities gains of $319. These items reduced net income in 2006 by $528, net of tax, or $0.25 per share.

The Company's return on average assets was 1.15% in 2007 compared to 1.07% in 2006 and 1.03% in 2005. Return on average equity was 9.75%, 9.15% and 9.23% in 2007, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.

Net interest income increased $.7 million or 3.3% to $21.6 million for 2007 compared to $20.9 million for 2006. Loan interest income was higher overall for 2007 due to increases in the volume of new loans. Investment income decreased due in part to the return of principal on the Mortgage-Backed Securities portfolio and maturities of U.S. Agency Securities. The proceeds were used to fund loan demand. Interest expense for 2007 increased $1.6 million or 14.4% to $12.7 million for 2007 compared to $11.1 million in 2006. The increase is primarily due to competitive market pressures to pay higher rates.

Net interest income increased $1.3 million or 6.6% to $20.9 million for 2006 compared to $19.6 million for 2005. Loan interest income was higher overall for 2006 due to increases in the volume of new loans and interest rates. Investment income decreased due in part to the return of principal on the Mortgage-Backed Securities portfolio and maturities of U.S. Agency Securities. The proceeds were used to fund loan demand. Interest expense for 2006 increased $2.5 million or 29.1% to $11.1 million for 2006 compared to $8.6 million in 2005. The increase is primarily due to increases in interest rates through 2006.

Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2007 was 3.92% compared with 3.89% for the year ended December 31, 2006 and 3.57% for the year ended December 31, 2005.

Interest income in 2007 totaled $34.3 million, compared to $31.9 million in 2006, an increase of $2.4 million or 7.5%. The tax equivalent yield on average interest-earning assets increased to 6.50% in 2007, compared to 6.20% in 2006. Average interest-earning assets increased in 2007 to $551.3 million from $536.9 million in 2006. Average loans, which are typically the Company's highest yielding earning assets, increased $46.0 million or 13.5% in 2007. Average loans represented 70.0% of 2007 average interest-earning assets, compared to 63.3% in 2006. Income on loans increased $3.0 million or 12.8% in 2007, compared to an increase in loan income of $4.8 million or 25.8% during 2006. Investment securities decreased on average by $44.7 million or 23.0% to $149.4 million compared to $194.1 million in 2006. Income on investments declined $1.3 million or 15.5% to $7.1 million in 2007, from $8.4 million in 2006. Average earning assets, including BOLI, increased to 96.0% of average total assets for 2007 compared to 95.7% for the year ago period.

The average rate paid on interest-bearing liabilities increased during 2007 to 2.94%, compared to 2.63% in 2006.

Interest income in 2006 totalled $31.9 million, compared to $28.2 million in 2005, an increase of $3.7 million or 13.1%. The tax equivalent yield on average interest-earning assets increased to 6.20% in 2006, compared to 5.38% in 2005. Average interest-earning assets decreased in 2006 to $536.9 million from $548.2 million in 2005. Average loans, which are typically the Company's highest yielding earning assets, increased $42.0 million or 14.1% in 2006. Average loans represented 63.3% of 2006 average interest-earning assets, compared to 54.3% in 2005. Income on loans increased $4.8 million or 25.8% in 2006, compared to an increase in loan income of $5.0 million or 36.8% during 2005. Investment securities decreased on average by $43.0 million or 18.1% to $194.1 million compared to $237.1 million in 2005. Income on investments declined $.8 million or 8.7% to $8.4 million in 2006, from $9.2 million in 2005.

The average rate paid on interest-bearing liabilities during 2006 was 2.63%, compared to 2.06% in 2005.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the company's major asset and liability items for the year 2007, 2006 and 2005.
------------------------------------------------------------------------------------------------------------------------------------
                                                 2007                            2006                           2005
ASSETS                                Average    Revenue   Yield/      Average    Revenue   Yield/     Average    Revenue   Yield/
                                      Balance    Expense   Rate        Balance    Expense    Rate      Balance    Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
Investment Securities:
   Available-for-Sale
   U.S. Treasury securities           $       -  $      -       -%    $       -  $     -        -%   $   1,849   $    127    6.87%
   U.S. Agency obligations               38,992     1,824    4.68        83,355    3,186     3.82      116,429      3,650    3.13
   States & political
      subdivision                        31,098     1,385    6.75        24,851    1,114     6.79       23,873      1,006    6.38
   Federal Home Loan Bank stock           3,948       248    6.28         4,738      232     4.90        4,907        143    2.91
   Other                                  4,208       156    3.71         3,119      108     3.46        1,765         47    2.66
   Held to Maturity:
   U.S. Agency obligations               41,866     1,907    4.56        48,801    2,174     4.45       59,036      2,631    4.46
   States & political
     subdivisions                        29,246     1,559    8.08        29,221    1,574     8.16       29,250      1,610    8.34
Loans, net of unearned income:
   Real estate mortgages                246,504    15,825    6.42       202,709   13,578     6.70      158,733      9,855    6.21
   Commercial real estate                76,132     5,637    7.40        67,736    4,881     7.21       59,209      3,541    5.98
   Commercial                            23,036     1,928    8.37        31,690    2,131     6.72       42,820      2,782    6.50
   Consumer and other                    40,141     3,039    7.57        37,679    2,784     7.39       37,037      2,391    6.46
Federal funds sold                        8,795       456    5.18             -        -        -        6,011        176    2.93
Interest on balances with banks           7,288       365    5.01         3,047      160     5.25        7,302        211    2.89
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
      Total Interest Income             551,254  $ 34,329    6.50%      536,946  $31,922     6.20%     548,221   $ 28,170    5.38%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                  10,575                          10,534                          8,961
Bank premises and equipment               9,609                           9,427                          9,184
Accrued interest receivable               3,338                           3,035                          2,967
Cash surrender value life insurance       7,199                           1,125                              -
Other assets                              4,067                           5,118                          2,663
Less: Allowance for loan losses           4,328                           3,895                          3,686
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                          $ 581,714                       $ 562,290                      $ 568,310
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand-Interest Bearing            $  55,803  $    570    1.02%    $  49,753  $   347      .70%   $  32,821   $    190     .58%
   Savings                               81,096       880    1.09        82,687      767      .93       88,823        566     .64
   Money markets                         93,089     2,851    3.06        83,349    2,225     2.67       84,115      1,246    1.48
   Time-Over $100                        41,146     2,010    4.89        32,692    1,408     4.31       26,088        808    3.10
   Time-Other                            74,923     3,064    4.09        77,551    2,865     3.69       77,434      2,210    2.85
Repurchase agreements                    25,842       839    3.25        19,457      455     2.34       27,546        415    1.51
Short-term borrowings                     1,254        62    4.94         3,466      189     5.45          378         19    5.03
Long-term borrowings                     60,867     2,463    4.05        70,592    2,798     3.96       79,919      3,126    3.91
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
        Total Interest Expense          434,020  $ 12,739    2.94%      419,547  $11,054     2.63%     417,124   $  8,580    2.06%
------------------------------------------------------------------------------------------------------------------------------------
Demand-Non-interest bearing              74,195                          72,950                         86,302
All other liabilities                     4,818                           4,141                          1,270
Stockholders' equity                     68,681                          65,652                         63,614
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY          $ 581,714                       $ 562,290                       $568,310
------------------------------------------------------------------------------------------------------------------------------------
Interest Spread                                              3.56%                           3.57%                           3.32%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                              $ 21,590                        $20,868                         $ 19,590
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS

Net interest margin                                          3.92%                           3.89%                           3.57%
Return on average assets                                     1.15%                           1.07%                           1.03%
Return on average equity                                     9.75%                           9.15%                           9.23%
Average equity to average assets                            11.81%                          11.68%                          11.19%
Dividend payout ratio                                       50.64%                          53.57%                          52.75%


DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

                                                            DOLLAR AMOUNT       CHANGE IN       CHANGE IN     CHANGE IN RATE-
                      2007 COMPARED TO 2006                   OF CHANGE          VOLUME           RATE            VOLUME
                    --------------------------------------------------------------------------------------------------------
EARNING             Investment Securities:
ASSETS                Available-for-Sale
                        U.S. Agency obligations             $   (1,362)        $   (1,695)      $    717        $   (384)
                        States & political subdivision             271                280             (7)             (2)
                        Equity securities                           64                 (1)            73              (8)
                      Held to Maturity:
                        U.S. Agency obligations                   (267)              (309)            54             (12)
                        States & political subdivisions            (15)                 2            (17)              -
                    Loans, net of unearned income:
                      Real estate mortgages                      3,003              3,565           (487)            (75)
                      Commercial                                  (203)              (582)           523            (144)
                      Consumer and other                           255                182             68               5
                    Federal funds sold                             456                  -              -             456
                    Interest bearing balances with banks           205                223             (7)            (11)
                    --------------------------------------------------------------------------------------------------------
                        Total Interest Income                    2,407              1,665            917            (175)
                    --------------------------------------------------------------------------------------------------------
INTEREST            Deposits:
BEARING               Demand-Interest Bearing                      223                 42            159              22
LIABILITIES           Savings                                      632                 33            530              69
                      Money markets                                626                260            325              41
                      Time-Over $100                               602                364            190              48
                      Time-Other                                  (320)              (523)           239             (36)
                    Repurchase agreements                          384                149            177              58
                    Short-term borrowings                         (127)              (121)            18             (24)
                    Long-term borrowings                          (335)              (385)            64             (14)
                    --------------------------------------------------------------------------------------------------------
                      Total Interest Expense                     1,685               (181)         1,702             164
                    --------------------------------------------------------------------------------------------------------
                      NET INTEREST INCOME                   $      722         $    1,846       $   (785)       $   (339)
                    ========================================================================================================

============================================================================================================================

                     2006 COMPARED TO 2005
                    --------------------------------------------------------------------------------------------------------
EARNING             Investment Securities:
ASSETS              Available-for-Sale
                      U.S. Treasury securities              $     (127)        $     (127)      $   (127)       $    127
                      U.S. Agency obligations                     (464)            (1,035)           803            (232)
                      States & political subdivision               108                 33             64              11
                      Equity securities                            150                 34             99              17
                    Held to Maturity:
                      U.S. Agency obligations                     (457)              (456)            (6)              5
                      States & political subdivisions              (36)                (2)           (34)              -
                    Loans, net of unearned income:
                      Real estate mortgages                      5,063              3,229          1,482             352
                      Commercial                                  (651)              (723)            94             (22)
                      Consumer and other                           393                 41            344               8
                    Federal funds sold                            (176)              (176)          (176)            176
                    Interest bearing balances with banks           (51)              (123)           172            (100)
                    --------------------------------------------------------------------------------------------------------
                      Total Interest Income                      3,752                695          2,715             342
                    --------------------------------------------------------------------------------------------------------
INTEREST            Deposits:
BEARING               Demand-Interest Bearing                      157                 98             39              20
LIABILITIES           Savings                                      (27)               (27)             -               -
                      Money markets                                979                (11)         1,001             (11)
                      Time-Over $100                               600                205            316              79
                      Time-Other                                   883                 46            822              15
                    Repurchase agreements                           40               (122)           229             (67)
                    Short-term borrowings                          170                155              2              13
                    Long-term borrowings                          (328)              (365)            40              (3)
                    --------------------------------------------------------------------------------------------------------
                      Total Interest Expense                     2,474                (21)         2,449              46
                    --------------------------------------------------------------------------------------------------------
                      NET INTEREST INCOME                   $    1,278         $      716       $    266        $    296
                    ========================================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio.

The provision for loan losses was $657 in 2007, an increase of 51.7% compared to $433 for 2006. The increase in the provision was due to the Company's increased loan portfolio, as well management's viewpoint in valuing the loan portfolio for loan losses as the economy appears to be slowing down.

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

OTHER INCOME

The following table sets forth information by category of other income for the Company for the past three years:

Years Ended December 31,                  2007            2006            2005
--------------------------------------------------------------------------------
Trust department income                $ 1,535         $ 1,483         $ 1,479
Service charges on deposit accounts      1,014             860             940
Merchant transaction income              4,256           3,947           4,521
Other fee income                         1,472           1,423           1,575
Bank owned life insurance                  314              54               -
Other operating income                      80             119             372
Realized gains (losses) on
   securities, net                          49             319             (13)
--------------------------------------------------------------------------------
   Total Other Income                  $ 8,720         $ 8,205         $ 8,874
--------------------------------------------------------------------------------

Other income increased $515 or 6.3% to $8,720 during 2007, from $8,205 for the same period of 2006. Service charges on deposit accounts increased $154 or 17.9%, primarily due to increased service charge collections during 2007. Merchant transaction income increased $309 or 7.8%, mainly due to increased transaction volume and new business. Income from Bank owned life insurance, which was purchased in the fourth quarter of 2006, increased $260 to $314 in 2007 from $54 in 2006.

Other income declined $669 or 7.5% to $8,205 during 2006, from $8,874 for the same period of 2005. Service charges on deposit accounts decreased $80 or 8.5%, largely due to the implementation of the free checking program and accommodations to customers during the period of our software conversion during the first quarter of 2006. Merchant transaction income decreased $574 or 12.7%, mainly due to lower transaction volume. Other fee income declined $152 or 9.7%, including reduced brokerage income of $98 or 26.6%. Bank owned life insurance, purchased in the fourth quarter of 2006, generated $54 of income. Other operating income decreased $253, mainly due to Sunny Day income of $143 recorded in 2005. The Sunny Day income rebate program was discontinued in 2005. The Company realized a gain on the sale of securities of $319 which was used to partly offset the cost associated with the VERI program discussed earlier.

OTHER EXPENSES

VISA CONTINGENCY

In October 2007, Penn Security Bank & Trust Company, as a member of VISA U.S.A. Inc. received shares of restricted stock in VISA, Inc. (VISA) as a result of a global restructuring of VISA in preparation for an initial public offering in 2008.

In connection with this, VISA member banks are required to recognize a contingent obligation to indemnify VISA under its revised bylaws for potential losses arising from certain antitrust litigation, at the estimated fair value of such obligation, in accordance with FASB Interpretation No. 45. the Company recorded a $497 charge or $328, net of tax, in the fourth quarter of 2007. The Company will continue to monitor these litigation matters and record any change in the liability upon additional information becoming available. Upon successful completion of the anticipated public offering in 2008, VISA will establish an escrow account for the litigation, funded by a partial redemption of member shares for cash (limited to the amount of the obligation recorded). The Company expects that the value it will receive on these converted shares will exceed the aggregate amount of its fourth quarter charge.

The following table sets forth information by category of other expenses for the Company for the past three years:

Years Ended December 31,                  2007            2006            2005
--------------------------------------------------------------------------------
Salaries and employee benefits         $ 9,118        $ 10,315         $ 9,261
Expense of premises and
   equipment, net                        2,586           2,397           2,455
Merchant transaction expenses            3,358           3,141           3,646
Other operating expenses                 6,269           5,184           5,357
--------------------------------------------------------------------------------
   Total Other Expenses                $21,331        $ 21,037         $20,719
--------------------------------------------------------------------------------

Total other expenses increased $294 or 1.4% to $21,331 during 2007 compared with $21,037 for the same period of 2006. Salaries and employee benefits decreased $1,197 or 11.6%, primarily due to a one time charge of $1,119 recorded in the fourth quarter of 2006 in connection with the VERI program. Merchant transaction expenses increased $217 or 6.9 %, due to increased transaction volume. Other operating expenses increased $1,085 or 20.9%, largely due to increases in advertising expense of $233 and contributions of $100, in addition to the $497 liability recorded for the VISA lawsuits discussed above, which is expected to be a one time charge.

Total other expenses increased $318 or 1.5% to $21,037 during 2006 compared with $20,719 for the same period of 2005. Salaries and employee benefits increased $1,054 or 11.4%, primarily due to the $1,119 expense recorded in the fourth quarter of 2006 in connection with the VERI program. Merchant transaction expenses decreased $505 or 13.9%, due to lower transaction volume. Other operating expenses decreased $173 or 3.2%, mostly from lower professional fees and general operating expenses.

INCOME TAXES

Federal income tax expense increased $29 or 1.8% to $1,624 in 2007 compared to $1,595 in 2006, due to increased operating income partly offset by higher tax-free income.

Federal income tax expense decreased $18 or 1.1% to $1,595 in 2006 compared to $1,613 in 2005, due to increased operating income offset by higher tax-free income.

The Company's effective income tax rate for 2007, 2006 and 2005 was 19.5%, 21.0% and 21.6%, respectively.

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

FINANCIAL CONDITION

Total assets increased $11.0 million or 1.9% during 2007 to $580.8 million at December 31, 2007 compared to $569.8 million at December 31, 2006. For the year ended December 31, 2006, total assets decreased $5.9 million or 1.0% to $569.8 million compared to $575.7 million at December 31, 2005.

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

The following table presents the carrying value, by security type, for the Company's investment portfolio:

Years Ended December 31,                  2007            2006            2005
--------------------------------------------------------------------------------
U.S. Agency obligations              $  69,516       $  99,247       $ 171,308
States & political subdivisions         68,714          59,471          50,887
Equity securities                        7,218           7,362           7,762
--------------------------------------------------------------------------------
   Total Investment Securities       $ 145,448       $ 166,080       $ 229,957
--------------------------------------------------------------------------------

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:

December 31,                            2007            2006            2005           2004          2003
---------------------------------------------------------------------------------------------------------
Real estate - construction
   and land development            $  25,858       $  23,714       $  13,132      $   6,805     $   3,078
Real estate mortgages                318,437         284,323         227,853        196,149       172,964
Commercial                            24,505          26,265          42,894         41,560        30,056
Credit card and related plans          3,324           3,282           3,152          2,872         2,403
Installment                           26,542          25,532          26,293         25,679        25,855
Obligations of states &
   political subdivisions              5,973           6,806           8,038          7,111         6,026
---------------------------------------------------------------------------------------------------------
   Loans, net of unearned income     404,639         369,922         321,362        280,176       240,382
Less: Allowance for loan losses        4,700           4,200           3,800          3,600         3,500
---------------------------------------------------------------------------------------------------------
     Loans, net                    $ 399,939       $ 365,722       $ 317,562      $ 276,576     $ 236,882
=========================================================================================================

LOANS

Total net loans increased $34.2 million or 9.4% to $399.9 million at December 31, 2007 from $365.7 million at December 31, 2006. This increase is mainly due to strong loan demand with a mix of fixed and variable rate loans backed by real estate.

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

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:

December 31,                            2007            2006            2005           2004          2003
---------------------------------------------------------------------------------------------------------
Non-accrual loans                  $   1,610       $   3,180       $   1,627      $   1,991     $   1,533
Loans past due 90 days
  or more and accruing
     Guaranteed student loans            408             251             152            253           169
     Consumer loans                       12               -               -              -             -
     Secured by real estate               57             177               -              -             -
     Credit card loans                     2               6              21             13             3
---------------------------------------------------------------------------------------------------------
     Total non-performing loans        2,089           3,614           1,800          2,257         1,705
Other real estate owned                    -               -              91            176           121
---------------------------------------------------------------------------------------------------------
     Total non-performing assets   $   2,089       $   3,614       $   1,891      $   2,433     $   1,826
---------------------------------------------------------------------------------------------------------

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,610, $3,180, and $1,627 at December 31, 2007, 2006 and 2005, respectively.
The decrease in 2007 was primarily due to the resolution of a single borrower relationship outstanding in 2006. If interest on those loans had been accrued, such income would have been $153, $209 and $264 for 2007, 2006 and 2005, respectively. Interest income on those loans, which is recorded only when received, amounted to $17, $10 and $27 for 2007, 2006 and 2005, respectively. There are no commitments to lend additional funds to borrowers whose loans are on non-accrual status.

The management process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2007, there are no significant loans as to which management has serious doubt about their collectibility.

At December 31, 2007, 2006 and 2005, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

The Company does not engage in any sub-prime or ALT-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans.


LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

Years Ended December 31,                2007            2006            2005           2004          2003
----------------------------------------------------------------------------------------------------------
Balance at beginning of year       $   4,200       $   3,800       $   3,600      $   3,500     $   3,347
----------------------------------------------------------------------------------------------------------
Charge-offs:
    Real estate mortgages                 84              74              31              -            11
    Commercial and all others             10              18               -             12           289
    Credit card and related plans         66              49              68             34            51
Installment loans                          5              26              14              7             4
----------------------------------------------------------------------------------------------------------
Total charge-offs                        165             167             113             53           355
----------------------------------------------------------------------------------------------------------
Recoveries:
     Real estate mortgages                 5               -              46              3            24
     Commercial and all others             1             131               -              -             6
     Credit card and related plans         1               3               3              2             2
     Installment loans                     1               -               1              4             -
----------------------------------------------------------------------------------------------------------
Total recoveries                           8             134              50              9            32
----------------------------------------------------------------------------------------------------------
Net charge-offs                          157              33              63             44           323
----------------------------------------------------------------------------------------------------------
Provision charged to operations          657             433             263            144           476
----------------------------------------------------------------------------------------------------------
     Balance at End of Year        $   4,700       $   4,200       $   3,800      $   3,600     $   3,500
==========================================================================================================
Ratio of net charge-offs
to average loans outstanding            0.04%           0.01%           0.02%          0.02%         0.12%
==========================================================================================================

THE ALLOWANCE FOR LOAN LOSSES IS ALLOCATED AS FOLLOWS:

December 31,                            2007               2006               2005              2004              2003
-------------------------------------------------------------------------------------------------------------------------------
                                 Amount      %(1)     Amount    %(1)    Amount     %(1)   Amount      %(1)    Amount      %(1)
-------------------------------------------------------------------------------------------------------------------------------
Real estate mortgages           $ 1,200      85%     $ 1,200     83%    $ 1,200     75%   $ 1,100      72%   $ 1,100       73%
Commercial
  and all others                  2,900       7        2,500      9       2,190     16      2,070      18      1,970       15
Credit card and
  related plans                     300       1          250      1         185      1        180       1        180        1
Personal installment loans          300       7          250      7         225      8        250       9        250       11
-------------------------------------------------------------------------------------------------------------------------------
  TOTAL                         $ 4,700     100%     $ 4,200    100%    $ 3,800    100%   $ 3,600     100%   $ 3,500      100%
===============================================================================================================================

(1) - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $2.7 million to $416.5 million at December 31, 2007 from $413.8 million at December 31, 2006. Largely, the Company experienced growth in transaction accounts due to increased marketing efforts along with higher interest rates, offset by a decline in time deposits. Company deposits increased $15.9 million to $413.8 million at December 31, 2006 from $397.9 million at December 31, 2005. The Company experienced growth in money market accounts as well as time deposits.

The maturities of time deposits of $100,000 or more are as follows:

    Three months or less                        $   11,826
    Over three months through six months             8,750
    Over six months through twelve months            7,792
    Over twelve months                              12,027
                                                ----------
    Total                                       $   40,395
                                                ==========

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

ASSET/LIABILITY MANAGEMENT

The Company's policy is to match its level of rate-sensitive assets and rate-sensitive liabilities within a limited range, thereby reducing its exposure to interest rate fluctuations. While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate-sensitivity is to measure, over a variety of time periods, the differences in the amounts of the Company's rate-sensitive assets and rate-sensitive liabilities. These differences, or "gaps", provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A positive gap exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprise during a given period. This mismatch may enhance earnings in a rising interest rate environment and may inhibit earnings when interest rates decline. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets, referred to as a negative gap, it indicates that a greater volume of liabilities than assets may reprise during the period. In this case, a rising interest rate environment may inhibit earnings and declining interest rates may enhance earnings. However, because interest rates for different asset and liability products offered by financial institutions respond differently, the gap is only a general indicator of interest rate sensitivity.

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

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company's U.S. Agency bond portfolios, additional deposits, and earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At December 31, 2007, the Company had $178,490 of available borrowing capacity with the FHLB.

Subsequent to the Balance Sheet date, the Company purchased $25 million, 5% mortgage-backed securities using the proceeds from a series of long-term borrowings from the FHLB. The securities are expected to yield 5.16% based on average life expectancy for similar securities. The borrowings have maturities and rates ranging from 1 to 7 years and 2.61%-3.44%, respectively.

The transaction resulted in increases in the total assets and total liabilities of the Company from December 31, 2007 of approximately 4.3% and 4.9%, respectively.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006 are as follows:

                                          2007                2006
------------------------------------------------------------------
Commitments to extend credit:
     Fixed rate                      $  40,105          $   37,692
     Variable rate                   $  78,868          $   74,577
Standby letters of credit            $  13,104          $   15,061

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

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2007, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $8,093.

CAPITAL RESOURCES

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company's capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.

Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional shares of common stock. Management has no plans to offer additional shares of common stock at this time.

The Company's total risk-based capital ratio was 19.89% at December 31, 2007. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

The following table presents Stockholders' Equity of the Company for the past two years:

Year Ended December 31, 2007                       2007              2006
----------------------------------------------------------------------------
Balance at beginning of year                  $  66,571         $  63,799
Net income                                        6,698             6,008
Other comprehensive income                         (160)            1,659
Cash dividends declared                          (3,394)           (3,222)
Adjustments to initially apply
    FASB Statement No. 158 net of tax                 -            (1,673)
----------------------------------------------------------------------------
Total Stockholders' Equity                    $  69,715         $  66,571
============================================================================

ITEM 7A   QUANTATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

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


MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2007

The table below presents States and political subdivisions securities on a fully taxable equivalent basis.
                                                                                                     NON-RATE                 FAIR
                                       2008      2009       2010       2011      2012  THEREAFTER    SENSITIVE      TOTAL     VALUE
====================================================================================================================================
ASSETS
Fixed interest rate securities:
    U.S. Agency obligations       $  20,703  $ 11,584   $  4,553   $  3,344  $  2,564    $ 10,952    $       -    $53,700  $  53,358
          YIELD                       5.03%     5.08%      5.03%      5.03%     5.03%       5.03%            -      5.04%          -
    State & political subdivisions        -     7,196      8,975     13,050     7,333      32,160            -     68,714     70,423
          YIELD                           -     8.47%      8.51%      7.55%     7.60%       6.69%            -      7.44%          -
Variable interest rate securities:
     U.S. Agency obligations         15,816         -          -          -         -           -            -     15,816     15,820
          YIELD                       5.77%         -          -          -         -           -            -      5.77%          -
     Federal Home Loan Bank stock     4,389         -          -          -         -           -            -      4,389      4,389
          YIELD                       6.25%         -          -          -         -           -            -      6.25%          -
     Other                                -         -          -          -         -       2,829            -      2,829      2,829
          YIELD                           -         -          -          -         -       4.82%            -      4.82%          -
Fixed interest rate loans:
     Real estate mortgages           66,448    41,623     27,655     19,561    13,314      25,054            -    193,655    194,643
          YIELD                       6.37%     6.29%      6.35%      6.35%     6.36%       6.59%            -      6.37%          -
     Commercial                       1,286     1,148       4.24        298       436       1,507            -      5,099      5,079
          YIELD                       6.63%     5.91%      6.88%      7.14%     7.17%       7.51%            -      6.83%          -
     Consumer and other               5,894     1,553        956        562       452       7,080            -    16,497      16,460
          YIELD                       5.73%      7.5%      7.56%      7.37%     7.29%       6.32%            -      6.36%          -
Variable interest rate loans:
     Real estate mortgages          134,308     2,656      6,495      4,156     2,921         104            -    150,640    151,409
          YIELD                       6.71%     7.22%      7.05%      6.47%     7.11%       7.55%            -      6.72%          -
     Commercial                      14,730        61        383      4,232         -           -            -     19,406     19,330
          YIELD                       7.12%     7.35%      7.27%      6.71%         -           -            -      7.03%          -
     Consumer and other              16,465        93         98        103     2,583           -            -     19,342     19,298
          YIELD                       8.16%     8.03%      8.03%      8.03%     8.03%           -            -      8.15%          -
Less: Allowance for loan losses           -         -          -          -         -       4,700            -      4,700          -
Interest bearing balances with banks    967         -          -          -         -           -            -        967        967
          YIELD                       3.25%         -          -          -         -           -            -      3.25%          -
Cash surrender life insurance         7,368         -          -          -         -           -            -      7,368      7,368
          YIELD                       4.75%         -          -          -         -           -            -      4.75%          -
Cash and due from banks                   -         -          -          -         -           -       10,677     10,677     10,677
Other assets                              -         -          -          -         -           -       16,394     16,394          -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                      $ 288,374  $ 65,914   $ 49,539   $ 45,306  $ 29,603    $ 74,896    $  27,071  $ 580,793  $ 572,050
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
     Demand-Interest bearing      $   6,276  $      -     $    -     $    -  $      -    $ 48,543    $       -   $ 54,819  $  54,819
          YIELD                       4.16%         -          -          -         -        .67%            -      1.07%          -
     Savings                         15,543         -          -          -         -      64,511            -     80,054     80,054
          YIELD                       3.45%         -          -          -         -        .35%            -       .95%          -
     Money markets                  103,294         -          -          -         -           -            -    103,924    103,924
          YIELD                        2.8%         -          -          -         -           -            -      2.80%          -
Fixed interest rate deposits:
     Time-Over $100,000              28,368     5,626      5,456        318       424         203            -     40,395     40,528
          YIELD                       4.42%     4.94%      5.14%       5.41 %    4.43%       5.63%           -       4.61%         -
     Time-Other                      40,689    13,007      5,453      1,961     1,744         561            -     63,415     63,625
          YIELD                       3.93%     4.27%      4.33%      4.61%     4.79%       5.46%            -      4.09%          -
Demand-Non interest bearing               -         -          -          -         -           -       73,926     73,926     73,926
Repurchase agreements                20,492         -          -          -         -           -            -     20,492     20,453
          YIELD                       2.92%         -          -          -         -           -            -      2.92%          -
Short-term borrowings                13,201         -          -          -         -           -            -     13,201     13,201
          YIELD                       3.38%         -          -          -         -           -            -      3.38%          -
Long-term borrowings                  8,780     8,612      6,634      6,116     6,361      19,463            -     55,966     56,028
          YIELD                       3.69%     3.74%      3.90%      3.98%     3.98%       4.63%            -      4.08%          -
Other liabilities                         -         -          -          -         -           -        4,886      4,886          -
Stockholders' equity                      -         -          -          -         -           -       69,715     69,715          -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $ 237,273  $ 27,245   $ 17,543   $  8,395  $  8,529   $ 133,281    $ 148,527  $ 580,793  $ 506,558
====================================================================================================================================
EXCESS OF ASSETS (LIABILITIES)
SUBJECT TO INTEREST RATE CHANGE   $  51,101  $ 38,669   $ 31,996   $ 36,911  $ 21,074    $ 58,295    $(121,456) $       -          -
====================================================================================================================================


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                2007               2006
---------------------------------------------------------------------------------------------------
Cash and due from banks                                               $   10,677         $   12,999
Interest bearing balances with banks                                         967              1,779
---------------------------------------------------------------------------------------------------
  Cash and Cash Equivalents                                               11,644             14,778

Investment securities:
  Available-for-sale, at fair value                                       77,328             91,705
  Held-to-maturity (fair value of $69,491
     and $75,120, respectively)                                           68,120             74,375
---------------------------------------------------------------------------------------------------
  Total Investment Securities                                            145,448            166,080

Loans, net of unearned income                                            404,639            369,922
  Less: Allowance for loan losses                                          4,700              4,200
---------------------------------------------------------------------------------------------------
  Loans, Net                                                             399,939            365,722

Bank premises and equipment                                                9,323              9,471
Other real estate owned                                                        -                  -
Accrued interest receivable                                                3,558              3,632
Cash surrender value of life insurance                                     7,368              7,054
Other assets                                                               3,513              3,084
---------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                        $  580,793         $  569,821
===================================================================================================
Deposits:
  Non-interest bearing                                                $   73,926         $   71,585
  Interest bearing                                                       342,607            342,215
---------------------------------------------------------------------------------------------------
  Total Deposits                                                         416,533            413,800
Other borrowed funds:
  Repurchase agreements                                                   20,492             13,441
  Short-term borrowings                                                   13,201              5,486
  Long-term borrowings                                                    55,966             65,853
Accrued interest payable                                                   1,498              1,472
Other liabilities                                                          3,388              3,198
---------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                      511,078            503,250
===================================================================================================
Common stock, $.01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding                         21                 21
Surplus                                                                   10,819             10,819
Retained earnings                                                         59,697             56,393
Accumulated other comprehensive income                                      (822)              (662)
---------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                              69,715             66,571
---------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  580,793         $  569,821
===================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial
Statements.



                                      CONSOLIDATED STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,                                                    2007             2006              2005
-------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                             $  26,429        $  23,374         $  18,569
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations                     3,731            5,360             6,408
  States & political subdivisions                                          2,944            2,688             2,616
  Other securities                                                           404              340               190
Interest on Federal funds sold                                               456                -               176
Interest on balances with banks                                              365              160               211
-------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                                   34,329           31,922            28,170
-------------------------------------------------------------------------------------------------------------------
Interest on time deposits of $100,000 or more                              2,010            1,408               808
Interest on other deposits                                                 7,365            6,204             4,212
Interest on other borrowed funds                                           3,364            3,442             3,560
-------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                                  12,739           11,054             8,580
-------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                     21,590           20,868            19,590

Provision for loan losses                                                    657              433               263
-------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     20,933           20,435            19,327
-------------------------------------------------------------------------------------------------------------------
Trust department income                                                    1,535            1,483             1,479
Service charges on deposit accounts                                        1,014              860               940
Merchant transaction income                                                4,256            3,947             4,521
Other fee income                                                           1,472            1,423             1,575
Bank-owned life insurance                                                    314               54                 -
Other operating income                                                        80              119               372
Realized gains (losses) on securities, net                                    49              319               (13)
-------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER INCOME                                                       8,720            8,205             8,874
-------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                             9,118           10,315             9,261
Expense of premises and equipment, net                                     2,586            2,397             2,455
Merchant transaction expenses                                              3,358            3,141             3,646
Other operating expenses                                                   6,269            5,184             5,357
-------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER EXPENSES                                                    21,331           21,037            20,719
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                 8,322            7,603             7,482
Applicable income taxes                                                    1,624            1,595             1,613
-------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                           $   6,698        $   6,008         $   5,869
===================================================================================================================
  EARNINGS PER SHARE                                                   $    3.12        $    2.80         $    2.73
===================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial
Statements.



                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
--------------------------------------------
                                                                                                     ACCUMULATED
                                                                                                        OTHER           TOTAL
                                                      COMMON                         RETAINED       COMPREHENSIVE    STOCKHOLDERS'
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               STOCK        SURPLUS          EARNINGS           INCOME          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                          $   21       $   10,819        $   50,832           $     704      $    62,376

Comprehensive income:
  Net income, 2005                                       -                -             5,869                   -            5,869
  Other comprehensive income, net of tax
    Unrealized losses on securities,
           net of reclassification adjustment            -                -                 -                (341)            (341)
     Minimum pension liability adjustment                -                -                 -              (1,011)          (1,011)
                                                                                                        ----------      -----------
  Other comprehensive income                                                                               (1,352)          (1,352)
                                                                                                                        -----------
Comprehensive income                                                                                                         4,517

Cash dividends declared ($1.44 per share)                -                -            (3,094)                  -           (3,094)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                              21           10,819            53,607                (648)          63,799

Comprehensive income:
  Net income, 2006                                       -                -             6,008                   -            6,008
  Other comprehensive income, net of tax
    Unrealized gains on securities,
      net of reclassification adjustment                 -                -                 -                 648              648
    Minimum pension liability adjustment                 -                -                 -               1,011            1,011
                                                                                                        ----------      -----------
  Other comprehensive income                                                                                1,659            1,659
                                                                                                                        -----------
Comprehensive income                                                                                                         7,667

Cash dividends declared ($1.50 per share)                -                -            (3,222)                  -           (3,222)

Adjustment to initially apply FASB Statement
          No. 158, net of tax                            -                -                 -              (1,673)          (1,673)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                              21           10,819            56,393                (662)          66,571


Comprehensive income:
  Net income, 2007                                       -                -             6,698                   -            6,698
  Other comprehensive income, net of tax
    Unrealized losses on securities,
      net of reclassification adjustment                 -                -                 -                 (57)             (57)
    Unrealized losses on employee benefit plans, net     -                -                 -                (103)            (103)
                                                                                                        ----------      -----------
  Other comprehensive income                                                                                 (160)            (160)
                                                                                                                        -----------
Comprehensive income                                                                                                         6,538

Cash dividends declared ($1.58 per share)                -                -            (3,394)                  -           (3,394)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007                          $   21       $   10,819        $   59,697           $    (822)     $    69,715
====================================================================================================================================

The accompanying Notes are an integral part of these Consolidated Financial
Statements.




                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)

YEARS ENDED DECEMBER 31,                                                    2007             2006              2005
--------------------------------------------------------------------------------------------------------------------
Net Income                                                             $   6,698       $    6,008        $    5,869

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                             861              723               704
    Provision for loan losses                                                657              433               263
    Deferred income tax (benefit) provision                                 (344)            (254)              166
    Amortization of securities (net of accretion)                            366              419             1,379
    Increase in cash surrender value of life insurance                      (314)             (54)                -
    Net realized (gains) losses on securities                                (49)            (319)               13
    (Gain) loss on other real estate                                         (19)              10               (46)
    Gain on disposition of fixed assets                                        -                -                (5)
    Decrease (increase) in interest receivable                                74             (159)              (67)
    (Increase) decrease in other assets                                      (36)            (304)              313
    Decrease in income taxes payable                                         (14)              (4)             (442)
    Increase in interest payable                                              26              211               375
    Increase (decrease) in other liabilities                                  82              940               (29)
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,988            7,650             8,493
--------------------------------------------------------------------------------------------------------------------
Purchase of investment securities available-for-sale                     (21,412)         (25,770)          (47,526)
Proceeds from sales and maturities of investment
  securities available-for-sale                                           21,962           68,287            46,451
Proceeds from repayments of investment
  securities available-for-sale                                           13,779           15,028            19,140
Proceeds from repayments of investment
  securities to be held-to-maturity                                        5,899            7,213            12,746
Net loans originated                                                     (34,950)         (48,676)          (41,550)
Proceeds from other real estate                                               95              164               432
Proceeds from sale of fixed assets                                             -                -                10
Investment in premises and equipment                                        (713)            (741)             (929)
Purchase of life insurance policies                                            -           (7,000)                -
--------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (15,340)           8,505           (11,226)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand and savings deposits                    17,781           (1,374)           (3,984)
Net (payments) proceeds on time deposits                                 (15,048)          17,307             6,550
Increase (decrease) in repurchase agreements                               7,051          (16,973)           12,016
Net increase in short-term borrowings                                      7,715              860             3,740
Payments on long-term borrowings                                          (9,887)          (9,548)           (9,219)
Cash dividends paid                                                       (3,394)          (3,222)           (3,094)
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       4,218          (12,950)            6,009
--------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash and cash equivalents                  (3,134)           3,205             3,276
Cash and cash equivalents at January 1                                    14,778           11,573             8,297
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                               $  11,644       $   14,778        $   11,573
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

EMERGING ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. Statement No. 155 eliminated the exception from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006.

The adoption of Statement No. 155 did not have a significant effect on the Company's financial statements.

In March 2006, FASB issued Statement No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENT NO. 140. Statement No. 156 requires the recognition of the fair value of a servicing asset or servicing liability each time an obligation to service a financial asset by entering into a servicing contract is undertaken, if practicable. It also allows the entity to subsequently measure the asset or liability under an amortization or fair value method. The Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006.

The adoption of Statement No. 156 did not have a significant effect on the Company's financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109. Interpretation No. 48 clarifies the application of Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of that position to be recognized in the financial statements. In addition to recognition, the Interpretation provides guidance on the measurement, derecognition, classification and disclosure of tax positions. The Interpretation was effective for fiscal years beginning after December 15, 2006.

The adoption of Interpretation No. 48 did not have a significant effect on the Company's financial statements.

In September 2006, FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-4, ACCOUNTING FOR DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT ASPECTS OF ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS (EITF 06-4), and in March 2007, the FASB ratified EITF Issue No. 06-10, ACCOUNTING FOR COLLATERAL ASSIGNMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS (EITF 06-10). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilitied related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007.

The Company is currently evaluating the impact of the adoption of EITF 06-4 and 06-10 on its financial condition, results of operations and cash flows.

In February 2007, FASB issued Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. Statement No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for fiscal years beginning after November 15, 2007.

The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109), WRITTEN LOAN COMMITMENTS RECORDED AT FAIR VALUE THROUGH EARNINGS. SAB 109 supersedes SAB 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 should be applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, FASB issued Statement No. 141R, BUSINESS COMBINATIONS and Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AND AMENDMENT OF ARB NO. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.

The Company is currently evaluating the provisions of Statements No. 141(R) and 160.

INVESTMENT SECURITIES

Investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity  Bonds, notes, debentures and mortgage-backed
---------------------------
securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis, which approximates the interest method, over the remaining period to maturity.

Securities Available-for-Sale  Bonds, notes, debentures, mortgage-backed
-----------------------------
securities and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005, amounted to $612, $379 and $472, respectively.

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

STOCK APPRECIATION RIGHTS EXPENSE

The Company records its obligation under its stock appreciation rights plan in accordance with Statement of Financial Accounting Standards No. 123R, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R).

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

The Company paid interest and income taxes during the years ended December 31, 2007, 2006 and 2005 as follows:


                             2007            2006            2005
-----------------------------------------------------------------
Income taxes paid       $   1,730       $   1,752       $   1,886
Interest paid           $  12,713       $  10,843       $   8,205

Non-cash transactions during the years ended December 31, 2007, 2006 and 2005, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $76, $83 and $301, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,                                 2007               2006
--------------------------------------------------------------------
Cash items in process of collection     $       8         $       31
Non-interest bearing balances               6,603              9,102
Cash on hand                                4,066              3,866
--------------------------------------------------------------------
    Total                               $  10,677         $   12,999
--------------------------------------------------------------------

The Company may, from time to time, maintain bank balances with other financial institutions in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

NOTE 3 -- INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2007 and 2006 are as follows:

                                     AVAILABLE-FOR-SALE

                                                          Gross            Gross
                                      Amortized      Unrealized       Unrealized         Fair
2007                                       Cost           Gains           Losses         Value
----------------------------------------------------------------------------------------------
U.S. Agency securities                $  14,929       $     144        $       -    $   15,073
Mortgage-backed securities               15,402             161                -        15,563
States & political subdivisions          38,740             830               96        39,474
----------------------------------------------------------------------------------------------
     Total Debt Securities               69,071           1,135               96        70,110
Equity securities                         6,812             921              515         7,218
----------------------------------------------------------------------------------------------
     Total Available-for-Sale         $  75,883       $   2,056        $     611    $   77,328
==============================================================================================

                                                          Gross            Gross
                                      Amortized      Unrealized       Unrealized         Fair
2006                                       Cost           Gains           Losses         Value
----------------------------------------------------------------------------------------------
U.S. Agency securities                $  24,897       $       9        $      23    $   24,883
Mortgage-backed securities               29,231              91               82        29,240
States & political subdivisions          29,281             939                -        30,220
----------------------------------------------------------------------------------------------
     Total Debt Securities               83,409           1,039              105        84,343
Equity securities                         6,764             628               30         7,362
----------------------------------------------------------------------------------------------
     Total Available-for-Sale         $  90,173       $   1,667        $     135    $   91,705
==============================================================================================

Equity securities at December 31, 2007 and 2006, consisted primarily of other financial institutions' stock and Federal Home Loan Bank (FHLB) stock, which is a required investment in order to participate in an available line of credit program. The FHLB stock is stated at par value as there is no readily determinable fair value.


A summary of transactions involving available-for-sale debt securities in 2007, 2006 and 2005 are as follows:


December 31,                    2007             2006              2005
-----------------------------------------------------------------------
Proceeds from sales        $       -        $       -       $    10,250
Gross realized gains               -                -                51
Gross realized losses              -                -                64





                                                HELD-TO-MATURITY

                                                          Gross            Gross
                                      Amortized      Unrealized       Unrealized         Fair
2007                                       Cost           Gains           Losses         Value
----------------------------------------------------------------------------------------------
Mortgage-backed securities           $   38,880       $       3      $       341    $   38,542
States & political subdivisions          29,240           1,709                -        30,949
----------------------------------------------------------------------------------------------
     Total Held-to-Maturity          $   68,120       $   1,712      $       341    $   69,491
==============================================================================================

                                                          Gross            Gross
                                      Amortized      Unrealized       Unrealized         Fair
2006                                       Cost           Gains           Losses         Value
----------------------------------------------------------------------------------------------
Mortgage-backed securities           $   45,124       $       4      $     1,074    $   44,054
States & political subdivisions          29,251           1,815                -        31,066
----------------------------------------------------------------------------------------------
     Total Held-to-Maturity          $   74,375       $   1,819      $     1,074    $   75,120
==============================================================================================

Investment securities with amortized costs and fair values of $128,682 and $131,134, respectively, at December 31, 2007 and $98,949 and $99,898, respectively, at December 31, 2006, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2007 by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Available-for-Sale                  Held-to-Maturity
-----------------------------------------------------------------------------------------------------------
                                         Amortized               Fair         Amortized              Fair
                                              Cost              Value              Cost             Value
-----------------------------------------------------------------------------------------------------------
Due in one year or less:
      U.S. Agency securities             $   9,920           $  9,951         $       -      $          -
After one year through five years:
      U.S. Agency securities                 5,009              5,122                 -                 -
After five years through ten years:
      States & political subdivisions          460                496             1,794             1,902
After ten years:
      States & political subdivisions       38,280             38,978            27,446            29,047
-----------------------------------------------------------------------------------------------------------
      Subtotal                              53,669             54,547            29,240            30,949
Mortgage-backed securities                  15,402             15,563            38,880            38,542
-----------------------------------------------------------------------------------------------------------
      Total Debt Securities              $  69,071           $ 70,110         $  68,120      $     69,491
===========================================================================================================

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006 are as follows:

                                        Less than twelve months         Twelve months or more                  Totals
                                    ----------------------------------------------------------------------------------------------
                                            Fair       Unrealized           Fair      Unrealized             Fair      Unrealized
 December 31, 2007                         Value           Losses          Value          Losses            Value          Losses
 ---------------------------------------------------------------------------------------------------------------------------------
 Mortgage-backed securities            $       -        $       -     $   38,285       $     341      $    38,285      $      341
 States & political subdivisions           8,817               96              -               -            8,817              96
 Equities                                  1,075              285            464             230            1,539             515
 ---------------------------------------------------------------------------------------------------------------------------------
   Total                               $   9,892        $     381     $   38,749       $     571      $    48,641      $      952
==================================================================================================================================

                                       Less than twelve months         Twelve months or more                  Totals
                                    ----------------------------------------------------------------------------------------------
                                            Fair       Unrealized           Fair      Unrealized             Fair      Unrealized
 December 31, 2006                         Value           Losses          Value          Losses            Value          Losses
 ---------------------------------------------------------------------------------------------------------------------------------
 U.S. Agency securities                $   9,868        $       9     $    9,985       $      14      $    19,853      $       23
 Mortgage-backed securities                    -                -         50,379           1,156           50,379           1,156
 Equities                                    160                1            541              29              701              30
 ---------------------------------------------------------------------------------------------------------------------------------
    Total                              $  10,028        $      10     $   60,905       $   1,199      $    70,933      $    1,209
==================================================================================================================================

The table above at December 31, 2007, includes twenty-five (25) securities that have unrealized losses for less than twelve months and seven (7) securities that have been in an unrealized loss position for twelve or more months.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

STATE AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in these obligations were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at price less than the par value of the investment. Because the Company has the ability to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investment in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

NOTE 4 -- LOANS

Major classifications of loans are as follows:

December 31,                                                   2007         2006
--------------------------------------------------------------------------------
Loans secured by real estate:
    Construction and land development                     $  25,858   $   23,714
Secured by 1-4 family residential properties:
    Revolving, open-end loans                                22,432       17,691
    Secured by first liens                                  184,193      156,944
    Secured by junior liens                                  27,877       30,108
Secured by multi-family properties                            3,092        2,870
Secured by non-farm, non-residential properties              80,843       76,710
Commercial and industrial loans to U.S. addressees           24,505       26,265
Loans to individuals for household, family
    and other personal expenditures:
    Credit card and related plans                             3,324        3,282
    Other (installment and student loans, etc.)              25,482       24,647
Obligations of states & political subdivisions                5,973        6,806
All other loans                                               1,060          885
--------------------------------------------------------------------------------
    Gross Loans                                             404,639      369,922
Less: Unearned income on loans                                    -            -
--------------------------------------------------------------------------------
    Loans, Net of Unearned Income                         $ 404,639   $  369,922
================================================================================

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,610, $3,180 and $1,627 at December 31, 2007, 2006 and 2005, respectively.
The decrease in 2007 was primarily due to the resolution of a single borrower relationship outstanding in 2006. If interest on those loans had been accrued, such income would have been $153, $209 and $264 for 2007, 2006 and 2005, respectively. Interest income on those loans, which is recorded only when received, amounted to $17, $10 and $27 for 2007, 2006 and 2005, respectively. Also, at December 31, 2007 and 2006, the Bank had loans totaling $479 and $434, respectively, which were past due 90 days or more and still accruing interest, primarily guaranteed student loans.

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Years Ended December 31,                    2007           2006            2005
-------------------------------------------------------------------------------
Balance at beginning of year             $ 4,200        $ 3,800        $  3,600
Provision charged to operations              657            433             263
Recoveries credited to allowance               8            134              50
-------------------------------------------------------------------------------
                                           4,865          4,367           3,913
Losses charged to allowance                 (165)          (167)           (113)
-------------------------------------------------------------------------------
    Balance at End of Year               $ 4,700        $ 4,200        $  3,800
===============================================================================

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:


Years Ended December 31,        Book Provision              Tax Deduction
------------------------        --------------              -------------

             2007                    $ 657                    $  157
             2006                    $ 433                    $   33
             2005                    $ 263                    $   63

The balance of the reserve for bad debts as reported for Federal income tax purposes was $0, $0 and $380 at December 31, 2007, 2006 and 2005, respectively.

NOTE 6 -- LOAN SERVICING

The Company services $43,618 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $604 and $595, at December 31, 2007 and 2006, respectively. The balance of the servicing rights was $91 and $197 at December 31, 2007 and 2006, respectively, net of amortization.

The Company has not recorded any new mortgage servicing rights during 2007 or 2006. Amortization expense of $106 and $116 was recorded for the years ended December 31, 2007 and 2006, respectively.

There was no allowance for impairment recorded at December 31, 2007 or 2006.

NOTE 7 -- BANK PREMISES AND EQUIPMENT

December 31,                               2007                2006
-------------------------------------------------------------------
Land                                 $    3,117          $    3,117
Buildings and improvements               14,787              14,752
Furniture and equipment                  14,670              14,018
-------------------------------------------------------------------
                                         32,574              31,887
Less: Accumulated depreciation           23,251              22,416
-------------------------------------------------------------------
   Net Bank Premises and Equipment   $    9,323          $    9,471
===================================================================

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $861 in 2007, $723 in 2006 and $704 in 2005.

Occupancy expenses were reduced by rental income received in the amount of $64, $64 and $61 in the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8 -- OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned was $0 as of December 31, 2007 and 2006.

NOTE 9 -- INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

                                       Equity in
         Percent                      underlying                      Bank's
        of voting          Total     net assets at    Amount      proportionate
          stock         investment      balance         of      part of loss for
Year      owned          and loan      sheet date    dividends     the period
--------------------------------------------------------------------------------
2007      100%           $ 3,250       $ 3,235         None        $     -
2006      100%           $ 3,250       $ 3,235         None        $     -
2005      100%           $ 3,250       $ 3,235         None        $     -

NOTE 10 -- CASH SURRENDER VALUE OF LIFE INSURANCE

The Company has purchased Bank Owned Life Insurance (BOLI) policies on certain officers.

The policies are split-dollar life insurance policies which provide for the Company to receive the cash value of the policy and to split the residual proceeds with the officer's designated beneficiary upon the death of the insured, while the officer is employed at the Company. The majority of the residual proceeds are retained by the Company per the individual agreements with the insured officers.

NOTE 11 -- DEPOSITS

December 31,                                     2007              2006
-----------------------------------------------------------------------
Demand - Non-interest bearing              $   73,926        $   71,585
Demand - Interest bearing                      54,819            57,309
Savings                                        80,054            80,328
Money markets                                 103,924            85,720
Time - Over $100,000                           40,395            39,478
Time - Other                                   63,415            79,380
-----------------------------------------------------------------------
  Total                                    $  416,533        $  413,800
=======================================================================

Scheduled maturities of time deposits are as follows:

                       2008        $  69,056
                       2009           18,648
                       2010           10,896
                       2011            2,278
                       2012            2,168
        2013 and thereafter              764
--------------------------------------------
                      Total        $ 103,810
============================================

NOTE 12 -- OTHER BORROWED FUNDS

At December 31, 2007 and 2006, other borrowed funds consisted of demand notes to the U.S. Treasury, Federal Home Loan Bank overnight borrowings and repurchase agreements.

Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs and fair values of $49,990 and $50,009, respectively, at December 31, 2007 and $31,109 and $31,062, respectively, at December 31, 2006, were pledged to secure repurchase agreements.

Year Ended December 31,                                    2007        2006
------------------------------------------------------------------------------
Amount outstanding at year end                       $  33,693      $  18,927
Average interest rate at year end                        3.27%          2.91%
Maximum amount outstanding at any month end          $  33,920      $  29,285
Average amount outstanding                           $  27,096      $  22,775
Weighted average interest rate during the year
      Federal funds purchased                            4.94%          5.28%
      Repurchase agreements                              3.25%          2.34%
      Demand notes to U.S. Treasury                      5.76%          4.96%

The Company has an available credit facility with the Federal Reserve Bank in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,143 and $10,053, respectively, at December 31, 2007 and $10,202 and $9,958, respectively, at December 31, 2006 and with interest rates of 4.25% at December 31, 2007 and 5.25% at December 31, 2006. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2007 and 2006, respectively.

The Company has the availability of a $5,000 overnight Federal funds line of credit with Wachovia Bank, N.A. Also, the Company has a $16,000 overnight Federal Funds line with PNC Bank. There was no balance outstanding as of December 31, 2007 and 2006, respectively.

The Company maintains a collateralized maximum borrowing capacity of $178,490 with the Federal Home Loan Bank of Pittsburgh. There was a balance of $12,575 outstanding as of December 31, 2007.

NOTE 13 -- LONG-TERM DEBT

The loans from the Federal Home Loan Bank, which were borrowed to purchase a mortgage-backed security, are secured by a general collateral pledge of the Company's assets.

A summary of long-term debt, including amortizing principal         Aggregate maturities of long-term debt at
and interest payments, at December 31, 2007 is as follows:          December 31, 2007 are as follows:

Monthly           Fixed             Maturity
Installment        Rate                 Date        Balance                                                  Amount
-----------------------------------------------------------         -----------------------------------------------
$ 161             2.73%             03/13/08      $     480         2008                                 $    8,780
  253             3.22%             03/13/10          6,579         2009                                      8,612
  430             3.74%             03/13/13         24,565         2010                                      6,634
  186             4.69%             03/13/23         24,342         2011                                      6,116
-----------------------------------------------------------         2012                                      6,361
Total                                             $  55,966
===========================================================         2013 and thereafter                      19,463
                                                                    -----------------------------------------------
                                                                    Total                                $   55,966
                                                                    ===============================================

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

NOTE 14 -- EMPLOYEE BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing Plan, an Employees' Pension Plan, an unfunded supplemental executive pension plan, Postretirement Life Insurance Plan and a stock appreciation rights plan (SAR), all non-contributory, covering all eligible employees.

Under the ESOP, amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

At December 31, 2007 and 2006, the ESOP held 67,101 and 73,591 shares, respectively of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $70, $70 and $70 to the plan during the years ended December 31, 2007, 2006 and 2005, respectively.

Under the Retirement Profit Sharing Plan, amounts voted by the Board of Directors are paid into a fund and each employee is credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $70, $70 and $70 to the plan during the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company granted 10,000 SAR's to an executive on January 3, 2006 at a strike price of $43.00 per share. The rights vest on a straight line basis over a five year period and are expected to be settled in cash when exercised. The Company calculates the value of the vested rights using the Black-Scholes method and has recorded an expense for 2007 of $19.


Obligations and funded status of the plans:
                                                                Pension Benefits                           Other Benefits
                                                            ------------------------         ---------------------------------------
December 31,                                                  2007             2006                   2007                   2006
------------------------------------------------------------------------------------         ---------------------------------------
Change in benefit obligation:
  Benefit obligation, beginning                        $    12,600       $   13,267              $     299               $    287
  Service cost                                                 438              436                      5                      6
  Interest cost                                                738              673                     18                     17
  Change in assumptions                                       (154)          (1,167)                   (17)                     1
  Actuarial (gain) loss                                        559              (55)                     3                      -
  Benefits paid                                               (623)            (554)                   (16)                   (12)
------------------------------------------------------------------------------------         ---------------------------------------
  Benefit obligation, ending                                13,558           12,600                    292                    299
------------------------------------------------------------------------------------         ---------------------------------------

Change in plan assets:
  Fair value of plan assets, beginning                      11,548            9,709                      -                      -
  Actual return on plan assets                               1,051              954                      -                      -
  Employer contribution                                        279            1,439                      -                      -
  Benefits paid                                               (623)            (554)                     -                      -
------------------------------------------------------------------------------------         ---------------------------------------
  Fair value of plan assets, ending                         12,255           11,548                      -                      -
------------------------------------------------------------------------------------         ---------------------------------------
Funded status at end of year                           $    (1,303)      $   (1,052)             $    (292)              $   (299)
====================================================================================         =======================================

Amounts recognized in the balance sheet consist of:

                                                                Pension Benefits                           Other Benefits
                                                            ------------------------         ---------------------------------------
December 31,                                                  2007             2006                   2007                   2006
------------------------------------------------------------------------------------         ---------------------------------------
Non Current Assets                                     $       443       $      358              $       -               $      -
Non Current Liabilities                                $     1,303       $    1,052              $     292               $    299

Amounts recognized in the accumulated other comprehensive income consist of:

                                                                Pension Benefits                           Other Benefits
                                                            ------------------------         ---------------------------------------
December 31,                                                  2007             2006                   2007                   2006
------------------------------------------------------------------------------------         ---------------------------------------
Prior service costs                                    $        52       $       52              $      27               $     34
Net actuarial loss (gain)                                    2,656            2,482                    (45)                   (34)
Deferred taxes                                                (921)            (861)                     6                      -
------------------------------------------------------------------------------------         ---------------------------------------
  Net amount recognized                                $     1,787       $    1,673              $     (12)              $      -
------------------------------------------------------------------------------------         ---------------------------------------

The accumulated benefit obligation for all defined benefit pension plans was $11,531 and $10,915 at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:
                                             Pension Benefits
                                       -----------------------------
                                            2007            2006
                                       -----------------------------
Projected benefit obligation             $    14          $    -
Accumulated benefit obligation                 4               -
Fair value of plan assets                      -               -

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

                                                                        Pension Benefits
                                                                        ----------------
Years Ended December 31,                                       2007           2006            2005
----------------------------------------------------------------------------------------------------
Components of net periodic pension cost:
  Service cost                                            $     438       $    436        $    415
  Interest cost                                                 738            673             678
  Expected return on plan assets                               (962)          (890)           (755)
  Amortization of prior service cost                              1              -               -
  Amortization of unrecognized net loss                         141            166             114
----------------------------------------------------------------------------------------------------
     Net periodic pension cost                            $     356       $    385        $    452
----------------------------------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net loss                                                  $     175       $      -
Deferred tax                                                    (60)             -
FASB 158 recognition of deferred cost, net                        -          1,673
Reverse effect of additional minimum liability                    -         (1,011)
----------------------------------------------------------------------------------------------------
     Total recognized in other comprehensive
     income                                                     115            662
----------------------------------------------------------------------------------------------------
Total recognized in net period pension
    cost and other comprehensive income                   $     471       $  1,047
----------------------------------------------------------------------------------------------------

                                                                       Other Benefits
                                                                       --------------
Years Ended December 31,                                      2007           2006           2005
----------------------------------------------------------------------------------------------------
Components of net periodic pension cost:
  Service cost                                            $      5        $     6         $    6
  Interest cost                                                 18             17             16
  Amortization of prior service cost                             7              7              7
  Amortization of unrecognized net gain                          -              -              -
----------------------------------------------------------------------------------------------------
      Net periodic other benefit cost                     $     30        $    30         $   29
----------------------------------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net gain                                                  $    (18)       $     -
Deferred taxes                                                   6              -
----------------------------------------------------------------------------------------------------
  Total recognized in other comprehensive
  income                                                       (12)             -
----------------------------------------------------------------------------------------------------
  Total recognized in net period pension
  cost and other comprehensive income                     $     18        $    30
----------------------------------------------------------------------------------------------------

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $108 and ($1), respectively. The estimated prior service cost for the other defined benefit postretirement plan will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $ 7.

Weighted-average assumptions used to determine benefit obligations were as follows:

                                                   Pension Benefits                        Other Benefits
                                                   ----------------                        --------------
December 31,                                    2007              2006                 2007              2006
---------------------------------------------------------------------------------------------------------------
Discount rate                                   6.00%          5.75%-6.00%             6.00%             6.00%
Expected long-term return on plan assets        8.50%             8.50%                   -                 -
Rate of compensation increase                   3.50%             3.00%                3.50%             4.50%

The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets.

The Company's pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

                                     Plan Assets at December 31,
                                     ---------------------------
                                        2007            2006
----------------------------------------------------------------
Asset Category
--------------
Equity securities                       56.7%           55.9%
Corporate bonds                         21.3            20.1
U.S. Government securities              21.1            23.2
Cash and cash equivalents                 .9              .8
----------------------------------------------------------------
                                       100.0%          100.0%
----------------------------------------------------------------

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

There is no Company stock included in equity securities at December 31, 2007 or 2006.

Contributions
-------------

The Company expects to contribute $ 290, to its pension plan and $14 to its other postretirement plan in 2008.

Estimated Future Benefit Payments
---------------------------------

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:

                 Pension Benefits      Other Benefits
                 ----------------      --------------

2008                $   521               $  14
2009                    536                  14
2010                    572                  15
2011                    607                  15
2012                    694                  17
2013-2017             4,458                  96

NOTE 15 -- INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,                 2007             2006             2005
--------------------------------------------------------------------------------
Currently payable                   $   1,968        $   1,849         $  1,447
Deferred provision (benefit)             (344)            (254)             166
--------------------------------------------------------------------------------
  Total                             $   1,624        $   1,595         $  1,613
--------------------------------------------------------------------------------

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,                 2007             2006             2005
--------------------------------------------------------------------------------
Tax at statutory rate               $   2,829        $   2,585         $  2,544
Reduction for non-taxable interest     (1,301)          (1,052)          (1,012)
Other additions                            96               62               81
--------------------------------------------------------------------------------
  Applicable Income Taxes           $   1,624        $   1,595         $  1,613
--------------------------------------------------------------------------------

The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:

Years Ended December 31,                 2007             2006             2005
--------------------------------------------------------------------------------
Accretion of discount on bonds      $      18        $     (29)        $     18
Accelerated depreciation                   21               13               (4)
Supplemental benefit plan                   -               51               (3)
Allowance for loan losses                (192)            (243)            (165)
Prepaid pension cost                      (22)             (46)             320
Accrued liabilities                      (169)               -                -
--------------------------------------------------------------------------------
  Total                              $   (344)       $    (254)        $    166
--------------------------------------------------------------------------------

The significant components of deferred tax assets and liabilities are as follows:

December 31,                             2007             2006
--------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses            $ 1,598         $ 1,406
  Accrued pension costs                    443             358
  Accumulated depreciation                 288             309
  Accrued liabilities                      169               -
--------------------------------------------------------------
    Total Deferred Tax Assets            2,498           2,073
--------------------------------------------------------------

Deferred tax liabilities:
  Unrealized securities gains              492             522
  Accumulated accretion                     58              40
  Post retirement gains                      6               -
--------------------------------------------------------------
    Total Deferred Tax Liabilities         556             562
--------------------------------------------------------------
    Net Deferred Tax Assets            $ 1,942         $ 1,511
--------------------------------------------------------------

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

NOTE 16 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was ($822), ($662) and ($648) at December 31, 2007, 2006 and 2005, respectively.

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

In 2006, accumulated other comprehensive income includes the initial application of FASB No. 158 to record the unrecognized components of net periodic pension cost. As of 2007, changes in these components are shown in other comprehensive income.

A reconciliation of other comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                                                        Tax
                                                                      Before-Tax      (Expense)       Net-of-Tax
2007                                                                    Amount         Benefit          Amount
------------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the year                          $    (38)      $     13         $    (25)
   Less:  Reclassification adjustment for gains realized in income          49            (17)              32
                                                                    ----------------------------------------------
   Net unrealized losses                                                   (87)            30              (57)
Change in funded status of employee benefit plans                         (157)            54             (103)
------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                          $   (244)            84             (160)
==================================================================================================================

                                                                                        Tax
                                                                      Before-Tax      (Expense)        Net-of-Tax
2006                                                                    Amount         Benefit          Amount
------------------------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities:
   Unrealized gains arising during the year                           $  1,302       $   (443)        $    859
   Less:  Reclassification adjustment for gains realized in income         319           (108)             211
                                                                     ---------------------------------------------
   Net unrealized gains                                                    983           (335)             648
Change in minimum pension liability                                      1,531           (520)           1,011
------------------------------------------------------------------------------------------------------------------
   Other Comprehensive Income                                         $  2,514       $   (855)        $  1,659
==================================================================================================================

                                                                                        Tax
                                                                      Before-Tax      (Expense)       Net-of-Tax
2005                                                                    Amount         Benefit          Amount
------------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the year                          $   (531)      $    181         $   (350)
   Less: Reclassification adjustment for losses realized in income         (13)             4               (9)
                                                                     ---------------------------------------------
   Net unrealized losses                                                  (518)           177             (341)
Change in minimum pension liability                                     (1,531)           520           (1,011)
------------------------------------------------------------------------------------------------------------------
   Other Comprehensive Income                                         $ (2,049)      $    697         $ (1,352)
==================================================================================================================

NOTE 17 -- COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006 are as follows:

                                        2007              2006
--------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                       $  40,105         $  37,692
  Variable rate                    $  78,868         $  74,577
Standby letters of credit          $  13,104         $  15,061

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

                                                        December 31, 2007                           December 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
                                                      Carrying            Fair                    Carrying          Fair
                                                       Amount             Value                    Amount           Value
-----------------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                            $  10,677         $  10,677                 $  12,999        $  12,999
  Interest bearing balances with banks                     967               967                     1,779            1,779
-----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                           11,644            11,644                    14,778           14,778
  Investment Securities:
    Available-for-sale:
      U.S. Agency obligations                           30,636            30,636                    54,123           54,123
      States & political subdivisions                   39,474            39,474                    30,220           30,220
      Federal Home Loan Bank stock                       4,389             4,389                     5,093            5,093
      Other securities                                   2,829             2,829                     2,269            2,269
    Held-to-maturity:
      U.S. Agency obligations                           38,880            38,542                    45,124           44,054
      States & political subdivisions                   29,240            30,949                    29,251           31,066
-----------------------------------------------------------------------------------------------------------------------------
      Total investment securities                      145,448           146,819                   166,080          166,825
  Loans, net of unearned income:
    Real estate mortgages                              344,295           346,052                   308,037          307,508
    Commercial                                          24,505            24,409                    26,265           25,963
    Consumer and other                                  35,839            35,758                    35,620           35,492
    Less:  Allowance for loan losses                     4,700                                       4,200
-----------------------------------------------------------------------------------------------------------------------------
      Loans, net                                       399,939           406,219                   365,722          368,963
  Cash surrender value of life insurance                 7,368             7,368                     7,054            7,054
-----------------------------------------------------------------------------------------------------------------------------
      Total Financial Assets                           564,399         $ 572,050                   553,634        $ 557,620
                                                                       =========                                  =========
Other assets                                            16,394                                      16,187
-----------------------------------------------------------------------------------------------------------------------------
      Total Assets                                   $ 580,793                                   $ 569,821
-----------------------------------------------------------------------------------------------------------------------------

Financial Liabilities:
  Demand - Non-interest bearing                      $  73,926         $  73,926                 $  71,585        $  71,585
  Demand - Interest bearing                             54,819            54,819                    57,309           57,309
  Savings                                               80,054            80,054                    80,328           80,328
  Money markets                                        103,924           103,924                    85,720           85,720
  Time                                                 103,810           104,153                   118,858          118,201
-----------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                   416,533           416,876                   413,800          413,143
  Repurchase agreements                                 20,492            20,453                    13,441           13,441
  Short-term borrowings                                 13,201            13,201                     5,486            5,486
  Long-term borrowings                                  55,966            56,028                    65,853           63,306
-----------------------------------------------------------------------------------------------------------------------------
      Total Financial Liabilities                      506,192         $ 506,558                   498,580        $ 495,376
                                                                       =========                                  =========
Other Liabilities                                        4,886                                       4,670
Stockholders' Equity                                    69,715                                      66,571
-----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $ 580,793                                   $ 569,821
-----------------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                            $    (131)        $    (131)                $    (151)       $    (151)


NOTE 19 -- OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $83 in 2007, $90 in 2006 and $94 in 2005. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2007 are as follows:

                                                Mount       Meadow         ATM
                                               Pocono       Avenue       Sites        Total
-------------------------------------------------------------------------------------------
2008                                           $   56       $   23       $   9       $   88
2009                                               55           22           1           78
2010                                               55           22           -           77
2011                                               23           15           -           38
2012 and beyond                                     -            -           -            -
-------------------------------------------------------------------------------------------
    Total minimum payments required             $ 189       $   82       $  10       $  281
-------------------------------------------------------------------------------------------

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

Years Ended December 31,                       2007         2006
----------------------------------------------------------------
Beginning Balance                          $ 10,425     $ 10,490
Additions                                     3,694        1,042
Reclassifications                              (251)           8
Collections                                  (2,831)      (1,115)
----------------------------------------------------------------
     Ending Balance                        $ 11,037     $ 10,425
----------------------------------------------------------------

In addition to the loan amounts shown above, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $8,093.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. Accordingly, at December 31, 2007, the balances in the capital stock and surplus accounts totaling $10,840 are unavailable for dividends.

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

                                ACTUAL                                                  REGULATORY REQUIREMENTS
    ----------------------------------------------------------------     ------------------------------------------------------

                                                                                 For Capital                     To Be
                                                                             Adequacy Purposes            "Well Capitalized"
                                                                             -----------------            ------------------
    As of December 31, 2007                      Amount     Ratio          Amount           Ratio        Amount         Ratio
    ---------------------------------------------------------------------------------------------------------------------------

    Total Capital (to Risk Weighted Assets)
                  PFSC (Company)                $ 75,145     19.89%   >  $  30,222      >     8.0%   >  $  37,777    >   10.0%
                                                                      -                 -            -               -
                  PSB (Bank)                      71,840     19.11%   >  $  30,080      >     8.0%   >  $  37,601    >   10.0%
                                                                      -                 -            -               -
    Tier 1 Capital (to Risk Weighted Assets)
                  PFSC (Company)                $ 70,445     18.65%   >  $  15,111      >     4.0%   >  $  22,666    >    6.0%
                                                                      -                 -            -               -
                  PSB (Bank)                    $ 67,140     17.86%   >  $  15,040      >     4.0%   >  $  22,561    >    6.0%
                                                                      -                 -            -               -
    Tier 1 Capital (to Average Assets)
                  PFSC (Company)                $  70,445    12.11%   >  $       *      >        *   >  $  29,081    >    5.0%
                                                                      -                 -            -               -
                  PSB (Bank)                    $  67,140    11.62%   >  $       *      >        *   >  $  28,900    >    5.0%
                                                                      -                 -            -               -

    PFSC - *3.0% ($17,449), 4.0% ($23,265) or 5.0% ($29,081) depending on the bank's CAMELS Rating and other regulatory risk factors.
    PSB - *3.0% ($17,340), 4.0% ($23,120) or 5.0% ($28,900) depending on the bank's CAMELS Rating and other regulatory risk factors.

                                                                                 For Capital                     To Be
                                                                             Adequacy Purposes            "Well Capitalized"
                                                                             -----------------            ------------------
    As of December 31, 2006                      Amount     Ratio          Amount           Ratio        Amount         Ratio
    ---------------------------------------------------------------------------------------------------------------------------

    Total Capital (to Risk Weighted Assets)
                  PFSC (Company)               $  71,235     19.65%   >  $  28,998      >     8.0%   >  $  36,248    >   10.0%
                                                                      -                 -            -               -
                  PSB (Bank)                   $  68,029     18.84%   >  $  28,882      >     8.0%   >  $  36,103    >   10.0%
                                                                      -                 -            -               -
    Tier 1 Capital (to Risk Weighted Assets)
                  PFSC (Company)               $  67,035     18.49%   >  $  14,499      >     4.0%   >  $  21,749    >    6.0%
                                                                      -                 -            -               -
                  PSB (Bank)                   $  63,829     17.68%   >  $  14,441      >     4.0%   >  $  21,662    >    6.0%
                                                                      -                 -            -               -
    Tier 1 Capital (to Average Assets)
                  PFSC (Company)               $  67,035     11.93%   >  $       *      >        *   >  $  28,105    >    5.0%
                                                                      -                 -            -               -
                  PSB (Bank)                   $  63,829     11.36%   >  $       *      >        *   >  $  28,083    >    5.0%
                                                                      -                 -            -               -

    PFSC - *3.0% ($16,863), 4.0% ($22,484) or 5.0% ($28,105) depending on the bank's CAMELS Rating and other regulatory risk factors.
    PSB - *3.0% ($16,850), 4.0% ($22,466) or 5.0% ($28,083) depending on the bank's CAMELS Rating and other regulatory risk factors.

NOTE 22 -- PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION) The condensed Company-only information follows:

BALANCE SHEETS

DECEMBER 31,                                    2007             2006
---------------------------------------------------------------------
Cash                                        $      5        $       1
Interest bearing balances with banks             920            1,554
---------------------------------------------------------------------
   Cash and Cash Equivalents                     925            1,555
Investment in bank subsidiary                 66,141           62,970
Equity investments                             2,809            2,249
---------------------------------------------------------------------
TOTAL ASSETS                                $ 69,875        $  66,774
---------------------------------------------------------------------
TOTAL LIABILITIES                           $    160        $     203
TOTAL STOCKHOLDERS' EQUITY                    69,715           66,571
---------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 69,875        $  66,774
---------------------------------------------------------------------

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                               2007              2006             2005
--------------------------------------------------------------------------------------------------------------
Dividends from bank subsidiary                                      $ 3,394           $ 3,222          $ 5,594
Dividends on investment securities                                       99               106               45
Interest on balances with banks                                          40                 5                3
Gain on sale of equities                                                 49               319                -
--------------------------------------------------------------------------------------------------------------
  Total income                                                        3,582             3,652            5,642
Other non-interest expense                                               88                21               10
--------------------------------------------------------------------------------------------------------------
Net income before undistributed earnings of bank subsidiary           3,494             3,631            5,632
Undistributed earnings of bank subsidiary                             3,204             2,377              237
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $ 6,698           $ 6,008          $ 5,869
--------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                               2007             2006              2005
--------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                          $   6,698        $   6,008         $ 5,869
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Gain on sale of equities                                              (49)            (319)              -
    Equity in undistributed net income of bank subsidiary              (3,204)          (2,377)           (237)
    Increase in other liabilities                                          23                -               -
--------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,468            3,312           5,632
--------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of equity investments                                         (1,055)            (160)         (2,465)
Proceeds from sales of equity securities                                  351            1,544               -
--------------------------------------------------------------------------------------------------------------
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (704)           1,384          (2,465)
--------------------------------------------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                                                    (3,394)          (3,222)         (3,094)
--------------------------------------------------------------------------------------------------------------
    NET CASH USED BY FINANCING ACTIVITIES                              (3,394)          (3,222)         (3,094)
--------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash and cash equivalents                 (630)           1,474              73
Cash and cash equivalents at January 1                                  1,555               81               8
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                            $     925        $   1,555         $    81
--------------------------------------------------------------------------------------------------------------

NOTE 23 -- SUBSEQUENT EVENTS

Subsequent to the Balance Sheet date, the Company purchased $25 million, 5% mortgage-backed securities using the proceeds from a series of long-term borrowings from the FHLB. The securities are expected to yield 5.16% based on average life expectancy for similar securities. The borrowings have maturities and rates ranging from 1 to 7 years and 2.61%-3.44%, respectively.

The transaction resulted in increases in the total assets and total liabilities of the Company from December 31, 2007 of approximately 4.3% and 4.9%, respectively.

The Company also awarded an additional 8,500 SARS to the President and CEO. The SARS have a straight-line vesting period of 5 years and a strike price of $37.50 per share.

NOTE 24 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             First                Second               Third             Fourth
2007                                        Quarter              Quarter             Quarter            Quarter
---------------------------------------------------------------------------------------------------------------
Net Interest Income                         $ 5,245              $ 5,342             $ 5,530          $   5,473
Provision for Loan Losses                        96                  124                 308                129
Other Income                                  2,096                1,980               2,663              1,981
Other Expenses and Taxes                      5,575                5,498               5,704              6,178
Net Income                                    1,670                1,700               2,181              1,147
Earnings Per Share                          $   .78              $   .79             $  1.01          $     .54

                                             First                Second               Third             Fourth
2006                                        Quarter              Quarter             Quarter            Quarter
---------------------------------------------------------------------------------------------------------------

Net Interest Income                         $ 5,171              $ 5,212             $ 5,214          $   5,271
Provision for Loan Losses                       127                   27                 143                136
Other Income                                  2,038                1,655               2,452              2,060
Other Expenses and Taxes                      5,508                5,279               5,650              6,195
Net Income                                    1,574                1,561               1,873              1,000
Earnings Per Share                          $   .73              $   .73             $   .87          $     .47


MMQ
Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Penseco Financial Services Corporation


We have audited the consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penseco Financial Services Corporation and subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of Penseco Financial Services Corporation and subsidiary's internal control over financial reporting.


/s/ McGrail Merkel Quinn & Associates

Scranton, Pennsylvania
February 29, 2008


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

MMQ
Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Penseco Financial Services Corporation

We have audited Penseco Financial Services Corporation and subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penseco Financial Services Corporation and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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


                              RSM McGladrey Network
                          An Independently Owned Member

      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                   www.mmq.com

In our opinion, Penseco Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Penseco Financial Services Corporation and subsidiary and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ McGrail Merkel Quinn & Associates


Scranton, Pennsylvania
February 29, 2008

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2007 or 2006.

ITEM 9A   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Controller concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management's annual report on internal control over financial reporting is included below.

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2007, or through the date of this Annual Report on Form 10-K, have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Penseco Financial Services Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Penseco Financial Services Corporation's internal control system over financial reporting was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Controller, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by McGrail, Merkel, Quinn & Associates, an independent registered public accounting firm, as stated in their report appearing on page 49.


ITEM 9B   OTHER INFORMATION

None

                                    PART III

 ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Code of Ethics
                                 --------------

The Company has a Code of Ethics applicable to all employees including the Company's principal Executive Officer and principal Financial Officer (Controller). The purpose of the Code is to promote honest and ethical conduct, full and fair disclosures of financial information, compliance with laws and regulations and accountability for actions.

A copy of the Code of Ethics may be obtained, without charge, on the web site or by contacting:

               Patrick Scanlon, Senior Vice President, Controller
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                             Scranton, PA 18503-1848
                                 1-800-327-0394

                        AUDIT COMMITTEE FINANCIAL EXPERT
                        --------------------------------

The Sarbanes-Oxley Act of 2002 requires the Company to disclose whether or not its Audit Committee has, as one of its members, an "Audit Committee Financial Expert", as that term is defined by the U.S. Securities and Exchange Commission
(SEC).

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

Other information required by this Item as to Directors of the Company contained under the headings "Voting Securities & Principal Holders Thereof", "Election of Directors", "Board and Committee Meetings" and "Certain Relationships and Related Transactions" within the definitive proxy statement relating to the Company's Annual Meeting of Shareholders, to be held May 6, 2008, is incorporated herein by reference thereto.

ITEM 11   EXECUTIVE COMPENSATION

The information contained under the headings "Executive Compensation", "Directors Compensation", "Compensation Discussion and Analysis", "Compensation Committee Report on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2008, is incorporated herein by reference thereto.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Voting Securities & Principal Holders Thereof" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2008, is incorporated herein by reference thereto.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Relationships, Related Transactions" and "Transactions with Directors and Principal Officers" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2008 is incorporated herein by reference thereto.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading "Our Relationship with Our Auditors" in the definitive proxy statement relating to the Company's Annual Meeting of stockholders, to be held May 6, 2008 is incorporated herein by reference thereto.

                                     PART IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements - The following financial statements are incorporated by reference in Part II, Item 8 hereof:
              Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Stockholders' Equity
              Consolidated Statements of Cash Flows
              General Notes to Financial Statements
              Report of Independent Registered Public Accounting Firm
    (2) Financial Statement Schedules - The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.
    (3) Exhibits
        The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.
        3(i)    Articles of Incorporation (Incorporated herein by reference to Exhibit 3(i) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
        3(ii)   By-Laws (Incorporated herein by reference to Exhibit 3(ii) of Registrant's report on Form 10-K filed with the SEC on March 16, 2006.)
        10      Material contracts (Incorporated herein by reference to Exhibit 10 of Registrant's report on Form 10-K filed with the SEC on March 16, 2006.)
        14      Code of Ethics (Incorporated herein by reference to Exhibit 10 of Registrant's report on Form 10-K filed with the
                SEC on March 16, 2006.)
        21      Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
        31      Certifications required under Section 302 of the Sarbanes-Oxley Act 2002
        32      Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002
(b)     A Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 2007.
(c)     The exhibits required to be filed by this Item are listed under Item 15(a)(3), above.
(d)     There are no financial statement schedules required to be filed under this item.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2008.

      By:      /s/ Craig W. Best
               --------------------------------------------------
               Craig W. Best
               President and CEO

      By:      /s/ Richard E. Grimm
               --------------------------------------------------
               Richard E. Grimm
               Executive Vice-President

      By:      /s/ Patrick Scanlon
               --------------------------------------------------
               Patrick Scanlon
               Senior Vice President, Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2008.

By:  /s/ Craig W. Best                                                  By:  /s/ Robert W. Naismith, Ph. D.
--------------------------------------------------                      --------------------------------------------------
     Craig W. Best                                                           Robert W. Naismith, Ph. D.
     President and CEO                                                       Director

By:  /s/ Edwin J. Butler                                                By:  /s/ James B. Nicholas
--------------------------------------------------                      --------------------------------------------------
     Edwin J. Butler                                                         James B. Nicholas
     Director                                                                Director

By:  /s/ Richard E. Grimm                                               By:  /s/ Emily S. Perry
--------------------------------------------------                      --------------------------------------------------
     Richard E. Grimm                                                        Emily S. Perry
     Director                                                                Director

By:  /s/ Russell C. Hazelton                                            By:  /s/ Sandra C. Phillips
--------------------------------------------------                      --------------------------------------------------
     Russell C. Hazelton                                                     Sandra C. Phillips
     Director                                                                Director

By:  /s/ D. William Hume                                                By:  /s/ Otto P. Robinson, Jr.
--------------------------------------------------                      --------------------------------------------------
     D. William Hume                                                         Otto P. Robinson, Jr.
     Director, Chairman of The Board                                         Director

By:  /s/ James G. Keisling                                              By:  /s/ Steven L. Weinberger
--------------------------------------------------                      --------------------------------------------------
     James G. Keisling                                                       Steven L. Weinberger
     Director                                                                Director

By:  /s/ P. Frank Kozik
--------------------------------------------------
     P. Frank Kozik
     Director
