Form 10-Q
period 2008-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2008-05-05
CIK 1054508

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

          /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/     No /_/

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer /_/ Accelerated filer /X/ Non-accelerated filer /_/ Smaller reporting company /_/

                                  (Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /_/     No /X/|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 25, 2008 was 2,148,000.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                           Page

PART I -- FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements - Consolidated

              Balance Sheets:

                 March 31, 2008............................................  3
                 December 31, 2007.........................................  3

              Statements of Income:

                 Three Months Ended March 31, 2008.........................  4
                 Three Months Ended March 31, 2007.........................  4

               Statements of Cash Flows:

                  Three Months Ended March 31, 2008........................  5
                  Three Months Ended March 31, 2007........................  5

               Notes to Unaudited Consolidated Financial Statements........  6

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  23

    Item 4. Controls and Procedures........................................  23

PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................  24

    Item 1A. Risk Factors..................................................  24

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  26

    Item 3.  Defaults Upon Senior Securities...............................  26

    Item 4.  Submission of Matters to a Vote of Security Holders...........  26

    Item 5.  Other Information.............................................  26

    Item 6.  Exhibits......................................................  26

Signatures.................................................................  27

PART I. FINANCIAL INFORMATION,  ITEM 1 --  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  March 31,     December 31,
                                                    2008            2007
                                                  --------       -----------
ASSETS
Cash and due from banks                           $  21,095       $ 10,677
Interest bearing balances with banks                  6,345            967
Federal funds sold                                        -              -
                                                  --------        --------
    Cash and Cash Equivalents                        27,440         11,644
Investment securities:
    Available-for-sale, at fair value                96,888         77,328
    Held-to-maturity (fair value of $68,662
      and $69,491, respectively)                     66,623         68,120
                                                  --------        --------
    Total Investment Securities                     163,511        145,448
Loans, net of unearned income                       408,975        404,639
    Less: Allowance for loan losses                   4,925          4,700
                                                  --------        --------
    Loans, Net                                      404,050        399,939
Bank premises and equipment                           9,200          9,323
Other real estate owned                                   -              -
Accrued interest receivable                           3,335          3,558
Cash surrender value of life insurance                7,446          7,368
Other assets                                          3,107          3,513
                                                  --------        --------
    Total Assets                                  $ 618,089       $580,793
                                                  ========        ========
LIABILITIES
Deposits:
    Non-interest bearing                          $  78,668       $ 73,926
    Interest bearing                                342,646        342,607
                                                  --------        --------
    Total Deposits                                  421,314        416,533
Other borrowed funds:
    Repurchase agreements                            40,520         20,492
    Short-term borrowings                               203         13,201
    Long-term borrowings                             79,310         55,966
Accrued interest payable                              1,550          1,498
Other liabilities                                     2,995          3,388
                                                  --------        --------
    Total Liabilities                               545,892        511,078
                                                  --------        --------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value,
  15,000,000 shares authorized, 2,148,000
  shares issued and outstanding)                         21             21
Surplus                                              10,819         10,819
Retained earnings                                    61,773         59,697
Accumulated other comprehensive income                 (416)          (822)
                                                  --------        --------
    Total Stockholders' Equity                       72,197         69,715
                                                  --------        --------
    Total Liabilities and Stockholders' Equity    $618,089        $580,793
                                                  ========        ========


(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months         Three Months
                                                Ended                Ended
                                            March 31, 2008       March 31, 2007
                                           -----------------    -----------------
INTEREST INCOME
Interest and fees on loans                   $  6,661             $  6,293
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
     Agency obligations                           905                1,011
   States & political subdivisions                836                  721
   Other securities                                74                  141
Interest on Federal funds sold                      -                   85
Interest on balances with banks                    11                   91
                                             -------------        -------------
   Total Interest Income                        8,487                8,342
                                             -------------        -------------
INTEREST EXPENSE
Interest on time deposits of $100,000
  or more                                         451                  509
Interest on other deposits                      1,533                1,812
Interest on other borrowed funds                  926                  776
                                             -------------        -------------
   Total Interest Expense                       2,910                3,097
                                             -------------        -------------
   Net Interest Income                          5,577                5,245
Provision for loan losses                         235                   96
                                             -------------        -------------
   Net Interest Income After Provision
   for Loan Losses                              5,342                5,149
                                             -------------        -------------
OTHER INCOME
Trust department income                           365                  372
Service charges on deposit accounts               263                  251
Merchant transaction income                     1,184                1,047
Other fee income                                  479                  281
Bank-owned life insurance income                   78                   78
Other operating income                             36                   16
VISA mandatory share redemption                 1,213                    -
Realized gains (losses) on securities, net          -                   51
                                             -------------        -------------
   Total Other Income                           3,618                2,096
                                             -------------        -------------
OTHER EXPENSES
Salaries and employee benefits                  2,415                2,375
Expense of premises and fixed assets              768                  625
Merchant transaction expenses                     902                  824
Other operating expenses                          973                1,408
                                             -------------        -------------
   Total Other Expenses                         5,058                5,232
                                             -------------        -------------
Income before income taxes                      3,902                2,013
Applicable income taxes                           945                  343
                                             -------------        -------------
   Net Income                                   2,957                1,670
Other comprehensive income, net of taxes:
   Unrealized securities gains (losses)           406                   22
                                             -------------        -------------
   Comprehensive Income                      $  3,363             $  1,692
                                             =============        =============
Earnings per Common Share
   (Based on 2,148,000 shares
   outstanding)                              $   1.38             $   0.78
Cash Dividends Declared Per Common Share     $   0.41             $   0.37


(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months         Three Months
                                                                Ended                Ended
                                                            March 31, 2008       March 31, 2007
                                                           -----------------    -----------------
OPERATING ACTIVITIES
Net Income                                                    $  2,957             $  1,670
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                   214                  194
    Provision for loan losses                                      225                   96
    Deferred income tax provision (benefit)                          6                    2
    Amortization of securities, (net of accretion)                  79                  112
    Gain on VISA mandatory share redemption                     (1,213)                   -
    Net realized (gains) losses on securities                        -                  (51)
    (Gain) loss on other real estate                                 -                    -
    Decrease (increase) in interest receivable                     223                  318
    (Increase) decrease in cash surrender value of life
      insurance                                                    (78)                 (78)
    Decrease (increase) in other assets                            400                 (311)
    Increase (decrease) in income taxes payable                    605                  341
    Increase (decrease) in interest payable                         52                  184
    (Decrease) increase in other liabilities                    (1,208)                 150
                                                           -----------------    -----------------
       Net cash (used) provided by operating activities          2,262                2,627
                                                           -----------------    -----------------
INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale       (27,214)            (10,823)
    Proceeds from sales and maturities of investment
      securities available-for-sale                              6,451              12,617
    Purchase of investment securities to be
      held-to-maturity                                               -                   -
    Proceeds from repayments of investment securities
      available-for-sale                                         3,036               2,754
    Proceeds from repayments of investment securities
      held-to-maturity                                           1,414               1,505
    Net loans (originated) repaid                               (4,336)             (4,719)
    Proceeds from other real estate                                  -                   -
    Investment in premises and equipment                           (91)               (558)
                                                           -----------------    -----------------
       Net cash (used) provided by investing activities        (20,740)                776
                                                           -----------------    -----------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings
      deposits                                                   1,407               2,134
    Net proceeds (payments) on time deposits                     3,374               8,654
    Increase (decrease) in federal funds purchased                   -                   -
    Increase (decrease) in repurchase agreements                20,028               7,982
    Net (decrease) increase in short-term borrowings           (12,998)             (5,004)
    Increase in long-term borrowings                            26,000                   -
    Repayments of long-term borrowings                          (2,656)             (2,439)
    Cash dividends paid                                           (881)               (795)
                                                           -----------------    -----------------
       Net cash provided (used) by financing activities         34,274              10,532
                                                           -----------------    -----------------
       Net increase (decrease) in cash and cash
         equivalents                                            15,796              13,935
Cash and cash equivalents at January 1                          11,644              14,778
                                                           -----------------    -----------------
Cash and cash equivalents at March 31                         $ 27,440           $  28,713
                                                           =================    =================


The Company paid interest and income taxes of $2,858 and $172 and $2,913 and $0, for the three month period ended March 31, 2008 and 2007, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2008
                                   (UNAUDITED)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2007, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report, in particular, (1) Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2008 and March 31, 2007, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008 and is incorporated herein by reference.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Penseco Financial Services Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Penseco Financial Services Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation's market area, changes in real estate market values in Penseco Financial Services Corporation's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Quarterly Report on Form 10-Q titled "Risk Factors".

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

Unless the context indicates otherwise, all references in this Quarterly Report to "Company," "we," "us" and "our" refer to Penseco Financial Services Corporation and its subsidiary.

NOTE 1 -- PRINCIPLES OF CONSOLIDATION

Penseco Financial Services Corporation is a financial holding company incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a Pennsylvania state chartered bank.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The amortized cost and fair value of investment securities at March 31, 2008 and December 31, 2007 are as follows:

                               AVAILABLE-FOR-SALE

                                                   Gross          Gross
                                  Amortized     Unrealized      Unrealized      Fair
March 31, 2008                      Cost           Gains          Losses        Value
---------------------------------------------------------------------------------------
U.S. Agency securities            $  9,986       $    276       $     -       $ 10,262
Mortgage-backed securities          37,150            229             -         37,379
States & political subdivisions     39,894          1,205             8         41,091
---------------------------------------------------------------------------------------
    Total Debt Securities           87,030          1,710             8         88,732
Equity securities                    7,798            928           570          8,156
---------------------------------------------------------------------------------------
    Total Available-for-Sale      $ 94,828       $  2,638       $   578       $ 96,888
---------------------------------------------------------------------------------------

                               AVAILABLE-FOR-SALE

                                                   Gross          Gross
                                  Amortized     Unrealized      Unrealized      Fair
March 31, 2008                      Cost           Gains          Losses        Value
---------------------------------------------------------------------------------------
U.S. Agency securities            $  14,929      $    144       $     -       $ 15,073
Mortgage-backed securities           15,402           161             -         15,563
States & political subdivisions      38,740           830            96         39,474
---------------------------------------------------------------------------------------
    Total Debt Securities            69,071         1,135            96         70,110
Equity securities                     6,812           921           515          7,218
---------------------------------------------------------------------------------------
    Total Available-for-Sale      $  75,883      $  2,056       $   611       $ 77,328
---------------------------------------------------------------------------------------

                                HELD-TO-MATURITY

                                                   Gross          Gross
                                  Amortized     Unrealized      Unrealized      Fair
March 31, 2008                      Cost           Gains          Losses        Value
---------------------------------------------------------------------------------------
Mortgage-backed securities        $  37,385      $    230       $     1       $ 37,614
States & political subdivisions      29,238         1,810             -         31,048
---------------------------------------------------------------------------------------
    Total Held-to-Maturity        $  66,623      $  2,040       $     1       $ 68,662
---------------------------------------------------------------------------------------

                               HELD-TO-MATURITY

                                                   Gross          Gross
                                  Amortized     Unrealized      Unrealized      Fair
December 31, 2007                   Cost           Gains          Losses        Value
---------------------------------------------------------------------------------------
Mortgage-backed securities        $38,880        $     3       $     341     $ 38,542
States & political subdivisions    29,240          1,709               -       30,949
---------------------------------------------------------------------------------------
    Total Held-to-Maturity        $ 68,120       $ 1,712       $     341     $ 69,491
---------------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at March 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


March 31, 2008                           Available-for-Sale                 Held-to-Maturity
-------------------------------------------------------------------------------------------------
                                        Amortized        Fair             Amortized        Fair
                                           Cost          Value              Cost          Value
-------------------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities              $ 4,980         $ 5,050          $     -          $    -
After one year through five years:
    U.S. Agency securities                5,006           5,212                -               -
After five year through ten years:
    States & political subdivisions         460             491            1,795           1,901
After ten years:
    States & political subdivisions       39,434         40,600           27,443          29,147
-------------------------------------------------------------------------------------------------
    Subtotal                              49,880         51,353           29,238          31,048
Mortgage-backed securities                37,150         37,379           37,385          37,614
-------------------------------------------------------------------------------------------------
    Total Debt Securities                 87,030         88,732           66,623          68,662
-------------------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007 are as follows:


                                      Less than twelve       Twelve months or
                                           months                  more                  Totals
                                     ---------------------  ---------------------  ---------------------
                                       Fair     Unrealized   Fair      Unrealized   Fair      Unrealized
March 31, 2008                        Value      Losses      Value      Losses      Value      Losses
----------------------------------------------------------  ---------------------  ---------------------
Mortgage-backed securities           $   242    $    1      $    -     $    -      $   242    $    1
States & political subdivisions        1,637         8           -          -        1,637         8
Equities                                 217       119       1,144        451        1,361       570
                                     ---------------------  ---------------------  ---------------------
   Total                             $ 2,096    $  128      $ 1,144    $  451      $ 3,240    $  579
                                     =====================  =====================  =====================

The table above at March 31, 2008, includes thirteen (13) securities that have unrealized losses for less than twelve months and eleven (11) securities that have been in an unrealized loss position for twelve or more months.



                                      Less than twelve       Twelve months or
                                           months                  more                  Totals
                                     ---------------------  ---------------------  ---------------------
                                       Fair     Unrealized   Fair      Unrealized   Fair      Unrealized
December 31, 2008                      Value      Losses      Value      Losses      Value      Losses
----------------------------------------------------------  ---------------------  ---------------------
Mortgage-backed securities           $    -      $    -     $ 38,285   $   341     $ 38,285   $   341
States & political subdivisions       8,817          96            -         -        8,817        96
Equities                              1,075         285          464       230        1,539       515
                                     ---------------------  ---------------------  ---------------------
   Total                             $ 9,892     $  381     $ 38,749   $   571     $ 48,641   $   952
                                     =====================  =====================  =====================

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

STATE AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in these obligations were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investment in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

NOTE 5 -- LOAN PORTFOLIO

Details regarding the Company's loan portfolio:

                                                       March 31,   December 31,
As of:                                                   2008         2007
--------------------------------------------------------------------------------
Real estate - construction and land development        $ 22,545     $ 25,858
Real estate mortgages                                   326,017      318,437
Commercial                                               23,837       24,505
Credit card and related plans                             3,113        3,324
Installment and other                                    27,611       26,542
Obligations of states & political subdivisions            5,852        5,973
--------------------------------------------------------------------------------
     Loans, net of unearned income                      408,975      404,639
Less:  Allowance for loan losses                          4,925        4,700
--------------------------------------------------------------------------------
     Loans, net                                        $404,050     $399,939
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

NOTE 7 -- LONG-TERM DEBT


   A summary of the long-term debt at March 31, 2008 is as follows:


                      Monthly              Fixed     Maturity
                    Installment            Rate        Date       Balance
                 --------------------------------------------------------
                 Amortizing loans
                      $ 253                3.22%      08/30/10    $ 5,872
                         90                3.10%      02/28/13      4,923
                        430                3.74%      03/13/13     23,501
                         13                3.48%      03/31/15      1,000
                         67                3.44%      03/02/15      4,947
                        186                4.69%      03/13/23     24,067
                 --------------------------------------------------------
                 Total amortizing                                  64,310
                 --------------------------------------------------------
                 Non-amortizing loans
                                           2.61%      03/02/09      1,000
                                           2.62%      08/31/09      1,000
                                           2.61%      03/01/10      1,000
                                           3.48%      03/15/10      1,000
                                           2.88%      02/28/11      2,000
                                           3.27%      02/29/12      2,000
                                          3.485%      02/28/13      7,000
                 --------------------------------------------------------
                 Total non-amortizing                              15,000
                 --------------------------------------------------------
                 Total long term debt                             $79,310
                 --------------------------------------------------------

The loans are secured by a general collateral pledge of the Company.

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at March 31, 2008 are as follows:


                      March 31,            Principal
                    -----------           ------------
                        2009               $  11,091
                        2010                  12,463
                        2011                  10,768
                        2012                  10,066
                        2013                  15,287
                    Thereafter                19,635
                                          ------------
                                           $ 79,031
                                          ============

      11>

NOTE 8 -- EMPLOYEE BENEFIT PLANS

The Company provides a defined benefit pension plan for eligible employees.

The components of the net periodic benefit costs are as follows:

                                       Pension Benefits        Other Benefits
                                     ---------------------   --------------------
Three months ended March 31,           2008       2007         2008      2007
---------------------------------------------------------------------------------
Service cost                          $  101     $  109       $     1   $    1
Interest cost                            204        185             5        4
Expected return on plan assets          (255)      (241)            -        -
Amortization of prior service cost         -          -             2        2
Amortization of net loss (gain)           35         36             -        -
---------------------------------------------------------------------------------
      Net periodic pension cost       $    85    $   89       $     8    $    7
---------------------------------------------------------------------------------

Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $290 to its pension plan and $14 to its postretirement plan for 2008. The final actuarial calculation for 2008 was revised to $400 and $32, respectively. As of April 15, 2008, $100 has been contributed to the pension plan for 2008. Readers should refer to the Annual Report on Form 10-K for further details on the Company's defined benefit pension plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at March 31, 2008, the balances in the capital stock and surplus accounts totaling $10,840 are unavailable for dividends.

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

                  Actual                                                         Regulatory Requirements
---------------------------------------------------------------        -----------------------------------------
                                                                           For Capital              To Be
                                                                        Adequacy Purposes    "Well Capitalized"
                                                                       -------------------  --------------------
As of March 31, 2008                          Amount      Ratio        Amount        Ratio     Amount      Ratio
----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                            $77,343     20.11%  >    $ 30,766  >   8.0% >  $38,457   >   10.0%
                                                                  -              -        -            -
    PSB (Bank)                                $74,009     19.30%  >    $ 30,682  >   8.0% >  $38,353   >   10.0%
                                                                  -              -        -            -
Tier 1 Capital (to Risk Weighted Assets)
   PFSC                                       $72,536     18.86%  >    $ 15,383  >   4.0% >  $23,074   >    6.0%
                                                                  -              -        -            -
   PSB                                        $69,215     18.05%  >    $ 15,341  >   4.0% >  $23,012   >    6.0%
                                                                  -              -        -            -
Tier 1 Capital (to Average Assets)
    PFSC                                      $72,536     12.28%  >           *  >     *  >  $29,541   >    5.0%
                                                                  -              -        -            -
    PSB                                       $69,215     11.79%  >           *  >     *  >  $29,346   >    5.0%
                                                                  -              -        -            -

PFSC - *3.0% ($17,725), 4.0% ($23,633) or 5.0% ($29,541) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($17,608), 4.0% ($23,477) or 5.0% ($29,346) depending on the bank's
CAMELS Rating and other regulatory risk factors.

                  Actual                                                         Regulatory Requirements
----------------------------------------------------------------       -----------------------------------------
                                                                           For Capital             To Be
                                                                        Adequacy Purposes    "Well Capitalized"
                                                                       -------------------  --------------------
As of December 31, 2007                        Amount      Ratio       Amount        Ratio   Amount       Ratio
----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC                                      $75,145     19.89%  >    $ 30,222  >   8.0% >  $37,777   >   10.0%
                                                                  -              -        -            -
    PSB                                       $71,840     19.11%  >    $ 30,080  >   8.0% >  $37,601   >   10.0%
                                                                  -              -        -            -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC                                      $70,445     18.65%  >    $ 15,111  >   4.0% >  $22,666   >    6.0%
                                                                  -              -        -            -
    PSB                                       $67,140     17.86%  >    $ 15,040  >   4.0% >  $22,561   >    6.0%
                                                                  -              -        -            -
Tier 1 Capital (to Average Assets)
    PFSC                                      $70,445     12.11%  >           *  >     *  >  $29,081   >    5.0%
                                                                  -              -        -            -
    PSB                                       $67,140     11.62%  >           *  >     *  >  $28,900   >    5.0%
                                                                  -              -        -            -

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

PART 1.  FINANCIAL INFORMATION,  ITEM 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, at March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007. All information is presented in thousands of dollars, except as indicated.

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

NON-GAAP FINANCIAL MEASURES: (VISA TRANSACTION)

Certain financial measures contained in this 10-Q exclude the decrease of the liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA. Financial measures which exclude the above-referenced items have not been determined in accordance with generally accepted accounting principles and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

In March 2008, VISA Inc. (VISA) completed its initial public offering. Penn Security Bank & Trust Company and certain other VISA member banks are shareholders in VISA. Following the initial public offering, the Company received $1.2 million in proceeds from the offering, as a mandatory partial redemption of 28,351 shares, reducing the Company's holding from 73,333 to 44,982 shares of Class B common stock. Using proceeds from this offering, VISA established a $3.0 billion escrow account to cover the resolution of pending litigation and related claims. The partial redemption proceeds are reflected in other non-interest income in the first quarter of 2008.

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of March 31, 2008, the value of the Class A shares was $62.36 per share. The value of unredeemed Class A equivalent shares owned by the Company was $2.0 million as of March 31, 2008, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed a $497,000 reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA Inc. initial public offering as a charge to other non-interest expense.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (unaudited)
                                 (in thousands)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

                                           Three Months Ended
                                                March 31,
                                          2008          2007         Change
                                      ------------  ------------  ------------
Net interest income after provision
  for loan losses                        $  5,342       $ 5,149       $   193
Non-interest income                         3,618         2,096         1,522
Non-interest expense                       (5,058)       (5,232)          174
Income tax provision                         (945)         (343)         (602)
                                      ------------  ------------  ------------
      Net income                            2,957         1,670         1,287

Adjustments
-----------
Non-interest income
  Gain on mandatory
  redemption of VISA, Inc. class B
  common stock                             (1,213)            -        (1,213)
Non-interest expense
      Covered litigation provision           (497)            -          (497)
                                      ------------  ------------  ------------
      Total Adjustments pre-tax            (1,710)            -        (1,710)
Income tax provision                          581             -           581
                                      ------------  ------------  ------------
      After tax adjustments to GAAP        (1,129)            -        (1,129)
                                      ------------  ------------  ------------
      Adjusted net income                $  1,828       $ 1,670       $   158
                                      ============  ============  ============
Return on Average Assets                    1.24%         1.16%
Return on Average Equity                   10.37%         9.94%

Return on average equity (ROE) and return on average assets (ROA) for the quarter ended March 31, 2008 was 16.77% (10.37% excluding the VISA gain) and 2.00% (1.24% excluding the VISA gain), respectively. ROE was 9.94% and ROA was 1.16% for the same period last year.

EXECUTIVE SUMMARY

Penseco Financial Services Corporation reported an increase in net income of $1,287 or 77.1% for the three months ended March 31, 2008 to $2,957 or $1.38 per share compared with $1,670 or $.78 per share from the year ago period. Largely, the increase in net income was attributed to one time after tax income of $1,129 ($.53 per share) related to VISA Inc.'s Initial Public Offering, which consisted of a gain from the mandatory partial share redemption by VISA and also the reversal of a litigation liability accrual that had been recorded by the Company in the fourth quarter of 2007. Excluding this gain, net income increased $158 or 9.5% from the first quarter of 2007 (1). Net interest income increased $332 or 6.3% to $5,577 for the three months ended March 31, 2008 compared to $5,245 for the same quarter of 2007. The increase resulted from higher interest on loans due to net loan growth of $30.5 million since March 31, 2007, including $4.1 million from December 31, 2007. Interest on investments declined due to maturing investments being redeployed to fund future loan demand and total interest expense declined mainly from lower deposit costs. Net interest income after provision for loan losses increased $193 or 3.7% as the provision for loan losses increased $139 from the year ago period. While the Company's asset quality improved, management felt it prudent to increase the allowance for loan losses due to the decline of general market economic conditions.

Other income increased $1,522 to $3,618 for the three months ended March 31, 2008, compared with $2,096 for the similar period of 2007 due primarily to the gain on the VISA stock redemption of $1,213. Total other expense decreased $174 or 3.3% to $5,058 for the first quarter ended March 31, 2008 compared with $5,232 for the same period of 2007 primarily due to the reversal of the VISA litigation accrual of $497 recorded by the Company in the fourth quarter of 2007.

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

Net interest income after provision for loan losses increased $193 or 3.7% to $5,342 for the three months ended March 31, 2008 compared to $5,149 for the three months ended March 31, 2007. The average yield on interest earning assets decreased 5 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate 300 basis points from the fall of 2007 thru the first quarter of 2008.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended March 31, 2008, net interest margin was 4.28% increasing 15 basis points from 4.13% in the same period of 2007.

Total average interest earning assets and average interest bearing funds increased in the three months ended March 31, 2008 as compared to 2007. Average interest earning assets increased $17.4 million or 3.2%, from $543.5 million in 2007 to $560.9 million in 2008 and average interest bearing funds increased $18.5 million, or 4.3%, from $425.6 million to $444.1 million for the same period, mainly due to higher loans and increases in money market accounts, repurchase agreements, and short-term borrowings, offset by lower time-deposits. Long-term borrowings decreased a net of $1.2 million or 1.9% reflecting new borrowings during the first quarter of 2008. Average earning assets,

(1) See page 13 for a reconciliation of GAAP net income to net income excluding the gain related to the VISA, Inc. initial public offering during the three months ended March 31, 2008.

including Bank-Owned Life Insurance (BOLI), increased to 96.2% for the three months ended March 31, 2008 from 96.0% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended March 31, 2008 and 2007. Average loans as a percentage of average interest earning assets increased from 67.9% in 2007 to 72.7% in 2008, due in part to the increase of new and refinanced residential mortgages. Average investments decreased $9.1 million from 29.6% to 27.0% of interest earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $12.4 million to $1.5 million from $13.9 million. Average time deposits decreased $18.1 million to $107.4 million from $125.5 million, average long-term borrowings decreased, a net of $1.2 million, while repurchase agreements increased $6.2 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 34 basis points from 5.58% for the three months ended March 31, 2007 to 5.92% for the three months ended March 31, 2008. Average loan yields decreased 30 basis points, from 6.83% for the three months ended March 31, 2007 to 6.53% for the three months ended March 31, 2008.

The average time deposit costs decreased 14 basis points from 4.35% for the three months ended March 31, 2007 to 4.21% for the three months ended March 31, 2008, along with the average cost of money market accounts decreasing 66 basis points from 3.01% for the three months ended March 31, 2007 to 2.35% for the three months ended March 31, 2008.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2008 and March 31, 2007.

-----------------------------------------------------------------------------------------------------
                                           March 31, 2008                       March 31, 2007
ASSETS                                  Average   Revenue/   Yield/      Average   Revenue/   Yield/
                                        Balance   Expense     Rate       Balance   Expense     Rate
-----------------------------------------------------------------------------------------------------
Investment Securities
    Available-for-sale:
      U.S. Agency obligations           $ 35,989  $   471     5.23%      $ 45,812   $   518    4.52%
      States & political subdivisions     40,594      447     6.67%        30,191       334    6.70%
      Federal Home Loan Bank stock         4,885       48     3.93%         4,240        69    6.51%
      Other                                2,736       26     3.80%         7,067        72    4.08%
    Held-to-maturity:
      U.S. Agency obligations             38,229      434     4.54%        44,281       493    4.45%
      States & political subdivisions     29,239      389     8.06%        29,250       387    8.02%
Loans, net of unearned income:
    Real estate mortgages                263,008    4,098     6.23%       231,911     3,684     6.35%
    Commercial real estate                84,415    1,445     6.85%        73,779     1,371     7.43%
    Commercial                            23,706      444     7.49%        23,067       489     8.48%
    Consumer and other                    36,666      674     7.35%        40,021       749     7.49%
Federal funds sold                             -        -        -          6,550        85     5.19%
Interest on balances with banks            1,481       11     2.97%         7,310        91     4.98%
-----------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
    Total Interest Income                560,948   $8,487     6.36%       543,479    $8,342     6.41%
-----------------------------------------------------------------------------------------------------
Cash and due from banks                    9,900                           10,407
Bank premises and equipment                9,257                            9,524
Accrued interest receivable                3,335                            3,244
Cash surrender value of life insurance     7,396                            7,081
Other assets                               4,770                            4,092
Less:  Allowance for loan losses           4,704                            4,191
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                            $590,902                         $573,636
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand-Interest bearing             $ 52,436   $  112     0.85%      $ 51,295    $   94     0.73%
    Savings                               77,803      131     0.67%        79,848       214     1.07%
    Money markets                        103,638      610     2.35%        86,311       650     3.01%
    Time - Over $100                      40,131      451     4.50%        41,001       509     4.97%
    Time - Other                          67,220      680     4.05%        84,469       854     4.04%
Federal funds purchased                        -        -        -              -         -        -
Repurchase agreements                     23,655      154     2.60%        17,494       117     2.68%
Short-term borrowings                     15,835      140     3.54%           635         8     5.04%
Long-term borrowings                      63,411      632     3.99%        64,581       651     4.03%
-----------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
    Total Interest Expense               444,129   $2,910     2.62%       425,634    $3,097     2.91%
-----------------------------------------------------------------------------------------------------
Demand - Non-interest bearing             70,848                           75,678
All other liabilities                      5,413                            5,093
Stockholders' equity                      70,512                           67,231
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY               $590,902                         $573,636
-----------------------------------------------------------------------------------------------------
Interest Spread                                               3.74%                             3.50%
-----------------------------------------------------------------------------------------------------
Net Interest Income                                $5,577                            $5,245
-----------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
    Net interest margin                                       4.28%                             4.13%
    Return on average assets                                  2.00%                             1.16%
    Return on average equity                                 16.77%                             9.94%
    Average equity to average assets                         11.93%                            11.72%
    Dividend payout ratio                                    29.71%                            47.44%
-----------------------------------------------------------------------------------------------------

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

For the three months ended March 31, 2008, the provision for loan losses increased $139 to $235 from $96 in the three months ended March 31, 2007. Loans charged off totaled $15 and recoveries were $5 for the three months ended March 31, 2008. In the same period of 2007, loans charged off totaled $96 and recoveries were $0. At March 31, 2008 the allowance for loan losses was $4,925, or 1.20% of gross loans.

OTHER INCOME

The following table sets forth information by category of other income for the Company for three months ended March 31, 2008 and March 31, 2007, respectively:

                                            March 31,      March 31,
Three Months Ended:                           2008           2007
------------------------------------------------------------------------------
Trust department income                     $   365        $   372
Service charges on deposit accounts             263            251
Merchant transaction income                   1,184          1,047
Other fee income                                479            281
Bank-owned life insurance income                 78             78
Other operating income                           36             16
VISA mandatory share redemption               1,213              -
Realized gains (losses) on securities, net        -             51
------------------------------------------------------------------------------
     Total Other Income                     $ 3,618        $ 2,096
------------------------------------------------------------------------------

Other income increased $1,522 to $3,618 for the three months ended March 31, 2008, compared with $2,096 for the similar period of 2007. Merchant transaction income increased $137 or 13.1% due to higher transaction volume and new business. Service charges on deposit accounts increased $12 or 4.8%, while other fee income increased $198 from prior year levels. This increase was partly due to increases in brokerage income of $160 and ATM transaction income of $23. The Company realized a gain of $1,213 related to VISA Inc.'s Initial Public Offering, which consisted of a mandatory partial share redemption discussed above.

OTHER EXPENSES

The following table sets forth information by category of other expenses for the Company for the three months ended March 31, 2008 and March 31, 2007, respectively:

                                            March 31,      March 31,
Three Months Ended:                           2008           2007
------------------------------------------------------------------------------
Salaries and employee benefits              $ 2,415        $ 2,375
Expense of premises and fixed assets            768            625
Merchant transaction expenses                   902            824
Other operating expenses                        973          1,408
------------------------------------------------------------------------------
     Total Other Expenses                   $ 5,058        $ 5,232
------------------------------------------------------------------------------

Total other expense decreased $174 or 3.3% to $5,058 for the first quarter ended March 31, 2008 compared with $5,232 for the same period of 2007. Salaries and employee benefits expense increased $40 or 1.7%. Expense of premises and equipment increased $143 or 22.9% due to computer system upgrades and increased occupancy expense. Merchant transaction expense increased by $78 or 9.5% due to higher transaction volume. Other operating expenses decreased $435 or 30.9% due to the reversal of the $497 VISA litigation accrual recorded by the Company in the fourth quarter of 2007.

INCOME TAXES

Applicable income taxes increased $602 primarily due to the income on the VISA initial public offering and overall higher income.

LOAN PORTFOLIO

Details regarding the Company's loan portfolio:

                                                     March 31,      March 31,
As of:                                                 2008           2007
------------------------------------------------------------------------------
Real estate - construction and land development      $ 22,545      $ 25,858
Real estate mortgages                                 326,017       318,437
Commercial                                             23,837        24,505
Credit card and related plans                           3,113         3,324
Installment and other                                  27,611        26,542
Obligations of states & political subdivisions          5,852         5,973
------------------------------------------------------------------------------
     Loans, net of unearned income                    408,975       404,639
Less:  Allowance for loan losses                        4,925         4,700
------------------------------------------------------------------------------
     Loans, net                                      $404,050      $399,939
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

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                                     March 31,     December 31,    March 31,
As of:                                                 2008           2007           2007
---------------------------------------------------------------------------------------------
Non-accrual loans                                    $  301        $ 1,610        $ 3,011
Other real estate owned                                   -              -             73
---------------------------------------------------------------------------------------------
   Total non-performing assets                       $  301        $ 1,610        $3,084
---------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
      Secured by real estate                         $  186        $    57        $    -
      Guaranteed student loans                          409            408           330
      Credit card loans                                   2              2             9
      Commercial                                        120              -             -
      Other loans to individuals for household,
        family, and other personal expenditures           -             12             -
---------------------------------------------------------------------------------------------
   Total loans past due 90 days or more and accruing $  717         $  479         $  339
---------------------------------------------------------------------------------------------

Non-accrual loans decreased $2,710 to $301 at March 31, 2008 from $3,011 at March 31, 2007. This decrease was due to two borrowing relationships being resolved during the first quarter of 2008.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $301 and $3,011 at March 31, 2008 and March 31, 2007, respectively. If interest on those loans had been accrued, such income would have been $33 and $202 for the three months ended March 31, 2008 and March 31, 2007, respectively. Interest income on those loans, which is recorded only when received, amounted to $14 and $73 for March 31, 2008 and March 31, 2007, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

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

As of March 31, 2008 there are no significant loans as to which management has serious doubt about their collectibility. Subsequent to the closing of the first quarter, on April 7, 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for Reorganization under Chapter 11 of the Bankruptcy Act. Currently, the Company holds $8.6 million of TERI loans out of a total student loan portfolio of $21.4 million. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans will now be placed on non-accrual status if they become more than 90 days past due. Currently there are $58 of such loans. At March 31, 2008 and December 31, 2007, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

                                            March 31,      March 31,
Three Months Ended:                           2008           2007
----------------------------------------------------------------------
Balance at beginning of period              $4,700         $4,200
Charge-offs:
     Real estate mortgages                       -             84
     Commercial and all others                   5              -
     Credit card and related plans              10             12
     Installment loans                           -              -
----------------------------------------------------------------------
Total charge-offs                               15             96
----------------------------------------------------------------------
Recoveries:
     Real estate mortgages                       -              -
     Commercial and all others                   3              -
     Credit card and related plans               2              -
     Installment loans                           -              -
----------------------------------------------------------------------
Total recoveries                                 5              -
----------------------------------------------------------------------
Net charge-offs (recoveries)                    10             96
----------------------------------------------------------------------
Provision charged to operations                235             96
----------------------------------------------------------------------
     Balance at End of Period               $4,925         $4,200
----------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
  to average loans outstanding               0.002%         0.026%
----------------------------------------------------------------------

The allowance for loan losses at March 31, 2008 was $4,925 or 1.20% of total loans compared to $4,200 or 1.12% of total loans at March 31, 2007. Management believes the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:


                                            March 31,       December 31,        March 31,
As of:                                        2008              2007              2007
------------------------------------------------------------------------------------------------
                                        Amount      % *     Amount       % *     Amount      % *
------------------------------------------------------------------------------------------------
Real estate mortgages                  $1,200       85%     $1,200       85%     $1,200      83%
Commercial and all others               3,125        7%      2,900        7%      2,500       9%
Credit card and related plans             300        1%        300        1%        250       1%
Personal installment loans                300        7%        300        7%        250       7%
------------------------------------------------------------------------------------------------
    Total                              $4,925      100%      $4,700     100%     $4,200     100%
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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At March 31, 2008 the Company had $179,725 of available borrowing capacity with the FHLB.

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

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At March 31, 2008 the Bank has issued standby letters of credit for the accounts of related parties in the amount of $8,204.

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

The Company's total risk-based capital ratio was 20.11% at March 31, 2008. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

For a discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's financial instruments, see Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company's asset and liability position since December 31, 2007.

PART 1.  FINANCIAL INFORMATION,  ITEM 4 --

                             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Controller, we conduction an evaluation of our disclosure controls and procedures, as such term is defined under Rule 12a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Controller (our Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

There have been no substantive changes in the internal control over financial reporting during the quarter ended March 31, 2008.

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

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At March 31, 2008, the Company owned approximately $96.9 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of March 31, 2008, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $1.4 million. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

STRONG COMPETITION WITHIN OUR MARKET COULD AFFECT OUR PROFITS AND INHIBIT
GROWTH.

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

COMPLIANCE RISK

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

OPERATIONAL RISK

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of March 31, 2008, the Company employed 162 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

    None.

ITEM 3   -- DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4   -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5   -- OTHER INFORMATION

    None.

ITEM 6   -- EXHIBITS

    31   Rule 13a-14(a) / 15-d-4(a) Certifications

    32   Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PENSECO FINANCIAL SERVICES CORPORATION



By:  /s/ Craig W. Best
     ---------------------------------
     Craig W. Best
     President and CEO


Dated:    May 5, 2008



By:  /s/ Patrick Scanlon
     ----------------------------------
     Patrick Scanlon
     Senior Vice President, Controller

Dated:    May 5, 2008

                                                                     EXHIBIT 31

                                 CERTIFICATIONS

I, Craig W. Best, certify that:

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

April 30, 2008                                /s/  Craig W. Best
                                              ------------------------------
                                              Craig W. Best
                                              President and CEO

                                 CERTIFICATIONS

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


April 30, 2008                                /s/  PATRICK SCANLON
                                              ------------------------------
                                              Patrick Scanlon
                                              Senior Vice President, Controller
                                              (Principal Financial Officer)

                                                                     EXHIBIT 32

                                 CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

      (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2008 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.

                                              /s/  Craig W. Best
                                              -----------------------------
                                              Craig W. Best
                                              President and CEO
                                              April 30, 2008


                                 CERTIFICATIONS


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

      (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2008 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.

                                              /s/  PATRICK SCANLON
                                              -----------------------------
                                              Patrick Scanlon
                                              Senior Vice President, Controller
                                              (Principal Financial Officer)
                                              April 30, 2008