Form 10-Q
period 2008-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2008-08-07
CIK 1054508

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

                  For the quarterly period ended June 30, 2008

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

                                   (Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /_/     No /X/

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 25, 2008 was 2,148,000.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                           Page

Part I -- FINANCIAL INFORMATION

     Item 1. Unaudited Financial Statements - Consolidated

             Balance Sheets:
               June 30, 2008................................................  3
               December 31, 2007............................................  3

             Statements of Income:
               Three Months Ended June 30, 2008.............................  4
               Three Months Ended June 30, 2007.............................  4
               Six Months Ended June 30, 2008...............................  5
               Six Months Ended June 30, 2007...............................  5

             Statements of Cash Flows:
               Six Months Ended June 30, 2008...............................  6
               Six Months Ended June 30, 2007...............................  6

             Notes to Unaudited Consolidated Financial Statements...........  7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  28

     Item 4. Controls and Procedures........................................  29

Part II -- OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 30

     Item 1A. Risk Factors................................................... 30

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 32

     Item 3. Defaults Upon Senior Securities................................. 32

     Item 4. Submission of Matters to a Vote of Security Holders............. 32

     Item 5. Other Information............................................... 33

     Item 6. Exhibits........................................................ 33

Signatures................................................................... 33

PART I. FINANCIAL INFORMATION,  ITEM 1 --  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   June 30,      December 31,
                                                     2008            2007
                                                 -------------   ------------
ASSETS
Cash and due from banks                            $ 15,054       $ 10,677
Interest bearing balances with banks                  4,171            967
Federal funds sold                                        -              -
                                                 -------------   ------------
    Cash and Cash Equivalents                        19,225         11,644
Investment securities:
    Available-for-sale, at fair value               103,154         77,328
    Held-to-maturity (fair value of $65,685
      and $69,491, respectively)                     64,670         68,120
                                                 -------------   ------------
    Total Investment Securities                     167,824        145,448
Loans, net of unearned income                       422,293        404,639
   Less: Allowance for loan losses                    5,140          4,700
                                                 -------------   ------------
   Loans, Net                                       417,153        399,939
Bank premises and equipment                           9,092          9,323
Other real estate owned                                   -              -
Accrued interest receivable                           3,641          3,558
Cash surrender value of life insurance                7,525          7,368
Other assets                                          4,436          3,513
                                                 -------------   ------------
    Total Assets                                   $628,896       $580,793
                                                 =============   ============
LIABILITIES
Deposits:
    Non-interest bearing                           $ 75,049       $ 73,926
    Interest bearing                                361,980        342,607
                                                 -------------   ------------
    Total Deposits                                  437,029        416,533
Other borrowed funds:
    Repurchase agreements                            38,376         20,492
    Short-term borrowings                               454         13,201
    Long-term borrowings                             77,807         55,966
Accrued interest payable                              1,423          1,498
Other liabilities                                     1,416          3,388
                                                 -------------   ------------
    Total Liabilities                               556,505        511,078
                                                 -------------   ------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000
    shares authorized, 2,148,000 shares
    issued and outstanding)                              21             21
Surplus                                              10,819         10,819
Retained earnings                                    62,820         59,697
Accumulated other comprehensive income               (1,269)          (822)
                                                 -------------   ------------
    Total Stockholders' Equity                       72,391         69,715
                                                 -------------   ------------
    Total Liabilities and Stockholders' Equity     $628,896       $580,793
                                                 =============   ============

(See accompanying Notes to Unaudited Consolidated Financial Statements)
                                                                               3

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended        Three Months Ended
                                                                Ended                     Ended
                                                             June 30, 2008             June 30, 2007
                                                          ------------------        ------------------
INTEREST INCOME
Interest and fees on loans                                    $  6,436                  $  6,559
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
   Agency obligations                                            1,100                       952
   States & political subdivisions                                 836                       724
   Other securities                                                 69                        97
Interest on Federal funds sold                                       -                       219
Interest on balances with banks                                     23                       102
                                                          ------------------        ------------------
   Total Interest Income                                         8,464                     8,653
                                                          ------------------        ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                      355                       527
Interest on other deposits                                       1,424                     1,915
Interest on other borrowed funds                                 1,018                       869
                                                          ------------------        ------------------
   Total Interest Expense                                        2,797                     3,311
                                                          ------------------        ------------------
   Net Interest Income                                           5,667                     5,342
Provision for loan losses                                          216                       124
                                                          ------------------        ------------------
   Net Interest Income After Provision for Loan Losses           5,451                     5,218
                                                          ------------------        ------------------
NON-INTEREST INCOME
Trust department income                                            382                       367
Service charges on deposit accounts                                396                       260
Merchant transaction income                                        935                       873
Other fee income                                                   489                       373
Bank-owned life insurance income                                    80                        77
Other operating income                                              82                        30
VISA mandatory share redemption                                      -                         -
Realized gains (losses) on securities, net                           -                         -
                                                          ------------------        ------------------
   Total Non-Interest Income                                     2,364                     1,980
                                                          ------------------        ------------------
NON-INTEREST EXPENSES
Salaries and employee benefits                                   2,509                     2,330
Expense of premises and fixed assets                               667                       725
Merchant transaction expenses                                      703                       671
Other operating expenses                                         1,578                     1,385
                                                          ------------------        ------------------
   Total Non-Interest Expenses                                   5,457                     5,111
                                                          ------------------        ------------------
Income before income taxes                                       2,358                     2,087
Applicable income taxes                                            430                       387
                                                          ------------------        ------------------
   Net Income                                                    1,928                     1,700
Other comprehensive income, net of taxes:
   Unrealized securities (losses) gains                         (1,299)                     (222)
   Unrealized gains on employee benefit plans                      445                         -
                                                          ------------------        ------------------
   Comprehensive Income                                       $  1,074                  $  1,478
                                                          ==================        ==================
Earnings per Common Share
   (Based on 2,148,000 shares outstanding)                    $   0.89                  $   0.79
Cash Dividends Declared Per Common Share                      $   0.41                  $   0.37


(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Six Months Ended          Six Months Ended
                                                                Ended                     Ended
                                                             June 30, 2008             June 30, 2007
                                                          ------------------        ------------------
INTEREST INCOME
Interest and fees on loans                                    $  13,097                  $  12,852
Interest and dividends on investments:
   U.S. Treasury securities and U.S. Agency obligations           2,005                      1,963
   States & political subdivisions                                1,672                      1,445
   Other securities                                                 143                        238
Interest on Federal funds sold                                        -                        304
Interest on balances with banks                                      34                        193
                                                          ------------------        ------------------
   Total Interest Income                                         16,951                     16,995
                                                          ------------------        ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                       806                      1,036
Interest on other deposits                                        2,957                      3,727
Interest on other borrowed funds                                  1,944                      1,645
                                                          ------------------        ------------------
   Total Interest Expense                                         5,707                      6,408
                                                          ------------------        ------------------
   Net Interest Income                                           11,244                     10,587
Provision for loan losses                                           451                        220
                                                          ------------------        ------------------
   Net Interest Income After Provision for Loan Losses           10,793                     10,367
                                                          ------------------        ------------------
NON-INTEREST INCOME
Trust department income                                             747                        739
Service charges on deposit accounts                                 659                        511
Merchant transaction income                                       2,119                      1,920
Other fee income                                                    968                        654
Bank-owned life insurance income                                    158                        155
Other operating income                                              118                         46
VISA mandatory share redemption                                   1,213                          -
Realized gains (losses) on securities, net                            -                         51
                                                          ------------------        ------------------
   Total Non-Interest Income                                      5,982                      4,076
                                                          ------------------        ------------------
NON-INTEREST EXPENSES
Salaries and employee benefits                                    4,924                      4,705
Expense of premises and fixed assets                              1,435                      1,350
Merchant transaction expenses                                     1,605                      1,495
Other operating expenses                                          2,551                      2,793
                                                          ------------------        ------------------
   Total Non-Interest Expenses                                   10,515                     10,343
                                                          ------------------        ------------------
Income before income taxes                                        6,260                      4,100
Applicable income taxes                                           1,375                        730
                                                          ------------------        ------------------
   Net Income                                                     4,885                      3,370
Other comprehensive income, net of taxes:
   Unrealized securities (losses) gains                            (892)                      (200)
   Unrealized gains on employee benefit plans                       445                          -
                                                          ------------------        ------------------
   Comprehensive Income                                       $   4,438                   $  3,170
                                                          ==================        ==================
Earnings per Common Share
   (Based on 2,148,000 shares outstanding)                    $    2.27                   $   1.57
Cash Dividends Declared Per Common Share                      $    0.82                   $   0.74


(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   Six Months Ended          Six Months Ended
                                                                        Ended                     Ended
                                                                     June 30, 2008             June 30, 2007
                                                                  ------------------        ------------------
OPERATING ACTIVITIES
Net Income                                                            $   4,885                  $   3,370
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                            417                        418
    Provision for loan losses                                               451                        220
    Deferred income tax provision (benefit)                                  13                          7
    Amortization of securities, (net of accretion)                          148                        196
    Gain on VISA mandatory share redemption                              (1,213)                         -
    Net realized (gains) losses on securities                                 -                        (51)
    (Gain) loss on other real estate                                          -                        (20)
    (Increase) decrease in interest receivable                              (83)                       (35)
    (Increase) decrease in cash surrender value of life insurance          (157)                      (155)
    (Increase) decrease in other assets                                    (936)                      (602)
    Increase (decrease) in income taxes payable                           1,386                         96
    (Decrease) increase in interest payable                                 (75)                        89
    (Decrease) increase in other liabilities                               (800)                      (313)
                                                                  ------------------        ------------------
      Net cash provided (used) by operating activities                    4,036                      3,220
                                                                  ------------------        ------------------
INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale                (38,465)                   (10,922)
    Proceeds from sales and maturities of investment
      securities available-for-sale                                       6,282                     21,366
    Purchase of investment securities to be held-to-maturity                  -                          -
    Proceeds from repayments of investment securities
      available-for-sale                                                  5,000                      5,941
    Proceeds from repayments of investment securities
      held-to-maturity                                                    3,306                      3,097
    Net loans (originated) repaid                                       (18,105)                   (16,122)
    Proceeds from other real estate                                           -                         65
    Investment in premises and equipment                                   (186)                      (742)
                                                                  ------------------        ------------------
      Net cash (used) provided by investing activities                  (42,168)                     2,683
                                                                  ------------------        ------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits               15,864                      9,290
    Net proceeds (payments) on time deposits                              4,632                      1,060
    Increase (decrease) in federal funds purchased                            -                          -
    Increase (decrease) in repurchase agreements                         17,884                     15,119
    Net (decrease) increase in short-term borrowings                    (12,747)                    (5,068)
    Increase in long-term borrowings                                     27,000                          -
    Repayments of long-term borrowings                                   (5,159)                    (4,900)
    Cash dividends paid                                                  (1,761)                    (1,590)
                                                                  ------------------        ------------------
      Net cash provided (used) by financing activities                   45,713                     13,911
                                                                  ------------------        ------------------
      Net increase (decrease) in cash and cash equivalents                7,581                     19,814
Cash and cash equivalents at January 1                                   11,644                     14,778
                                                                  ------------------        ------------------
Cash and cash equivalents at June 30                                  $  19,225                  $  34,592
                                                                  ==================        ==================


The Company paid interest and income taxes of $5,782 and $1,928 and $6,319 and $640, for the six month period ended June 30, 2008 and 2007, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2008
                                   (UNAUDITED)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2007, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report, in particular, (1) Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 2008 and June 30, 2007, with respect to the Company's net interest income, capital requirements and liquidity, (2) Part II, Item 6, Exhibits and (3) the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008 and is incorporated herein by reference.

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

The amortized cost and fair value of investment securities at June 30, 2008 and December 31, 2007 are as follows:

                           AVAILABLE-FOR-SALE

                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
June 30, 2008                            Cost        Gains       Losses      Value
------------------------------------------------------------------------------------
U.S. Agency securities                $ 20,224     $   154     $    77     $ 20,301
Mortgage-backed securities              35,190         161         641       34,710
States & political subdivisions         40,398         507         234       40,671
------------------------------------------------------------------------------------
    Total Debt Securities               95,812         822         952       95,682
Equity securities                        7,249       1,048         825        7,472
------------------------------------------------------------------------------------
    Total Available-for-Sale          $103,061     $ 1,870     $ 1,777     $103,154
------------------------------------------------------------------------------------


                               AVAILABLE-FOR-SALE

                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
June 30, 2008                            Cost        Gains       Losses      Value
------------------------------------------------------------------------------------

U.S. Agency securities                $ 14,929     $   144     $     -     $ 15,073
Mortgage-backed securities              15,402         161           -       15,563
States & political subdivisions         38,740         830          96       39,474
------------------------------------------------------------------------------------
    Total Debt Securities               69,071       1,135          96       70,110
Equity securities                        6,812         921         515        7,218
------------------------------------------------------------------------------------
    Total Available-for-Sale          $ 75,883     $ 2,056     $   611     $ 77,328
------------------------------------------------------------------------------------

                                                                               8


                                HELD-TO-MATURITY

                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
June 30, 2008                            Cost        Gains       Losses      Value
------------------------------------------------------------------------------------
Mortgage-backed securities            $ 35,434      $    1     $   441     $ 34,994
States & political subdivisions         29,236       1,455           -       30,691
------------------------------------------------------------------------------------
    Total Held-to-Maturity            $ 64,670      $1,456     $   441     $ 65,685
------------------------------------------------------------------------------------

                                HELD-TO-MATURITY


                                                     Gross       Gross
                                      Amortized   Unrealized   Unrealized     Fair
June 30, 2008                            Cost        Gains       Losses      Value
------------------------------------------------------------------------------------
Mortgage-backed securities            $ 38,880      $    3     $   341     $ 38,542
States & political subdivisions         29,240       1,709           -       30,949
------------------------------------------------------------------------------------
    Total Held-to-Maturity            $ 68,120      $1,712     $   341     $ 69,491
------------------------------------------------------------------------------------

The amortized cost and fair value of debt securities at June 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2008                                Available-for-Sale             Held-to-Maturity
-------------------------------------------------------------------------------------------------
                                           Amortized         Fair        Amortized         Fair
                                              Cost          Value           Cost          Value
-------------------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities                 $  4,990       $  5,019       $      -       $     -
After one year through five years:
    U.S. Agency securities                   15,234         15,282              -             -
After five year through ten years:
    States & political subdivisions             460            484          3,043         3,170
After ten years:
    States & political subdivisions          39,938         40,187         26,193        27,521
-------------------------------------------------------------------------------------------------
    Subtotal                                 60,622         60,972         29,236        30,691
Mortgage-backed securities                   35,190         34,710         35,434        34,994
-------------------------------------------------------------------------------------------------
    Total Debt Securities                  $ 95,812       $ 95,682       $ 64,670       $65,685
-------------------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007 are as follows:


                                  Less than twelve         Twelve months or
                                      months                    more                  Totals
                                 --------------------   ---------------------   ---------------------
                                  Fair     Unrealized    Fair      Unrealized   Fair      Unrealized
June 30, 2008                     Value      Losses      Value      Losses      Value       Losses
------------------------------------------------------  ---------------------  ---------------------
U.S. Agency securities           $10,154   $   77       $    -     $    -      $10,154     $   77
Mortgage-backed securities        58,058    1,082            -          -       58,058      1,082
States & political subdivisions   16,036      234            -          -       16,036        234
Equities                              90       33        1,140        792        1,230        825
                                ----------------------  ---------------------  ---------------------
   Total                         $84,338   $1,426       $1,140     $  792      $85,478     $2,218
                                ======================  =====================  =====================

The table above at June 30, 2008, includes thirty-one (31) securities that have unrealized losses for less than twelve months and fifteen (15) securities that have been in an unrealized loss position for twelve or more months.
                                                                               9


                                  Less than twelve         Twelve months or
                                      months                    more                  Totals
                                 --------------------   ---------------------   ---------------------
                                  Fair     Unrealized    Fair      Unrealized   Fair      Unrealized
June 30, 2008                     Value      Losses      Value      Losses      Value       Losses
------------------------------------------------------  ---------------------  ---------------------
Mortgage-backed securities       $    -    $    -       $38,285     $   341    $38,285     $   341
States & political subdivisions   8,817        96             -           -      8,817          96
Equities                          1,075       285           464         230      1,539         515
                                ----------------------  ---------------------  ---------------------
   Total                         $9,892    $  381       $38,749     $   571    $48,641     $   952
                                ======================  =====================  =====================

U.S. AGENCY SECURITIES

The unrealized losses on the Company's investments in these obligations were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

STATE AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in these obligations were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.
                                                                              10

NOTE 5 -- LOAN PORTFOLIO

Details regarding the Company's loan portfolio are as follows:


                                                     June 30,      December 31,
As of:                                                 2008            2007
-------------------------------------------------------------------------------
Real estate - construction and land development      $ 24,657       $ 25,858
Real estate mortgages                                 337,936        318,437
Commercial                                             24,583         24,505
Credit card and related plans                           3,114          3,324
Installment and other                                  27,363         26,542
Obligations of states & political subdivisions          4,640          5,973
-------------------------------------------------------------------------------
     Loans, net of unearned income                    422,293        404,639
Less:  Allowance for loan losses                        5,140          4,700
-------------------------------------------------------------------------------
     Loans, net                                      $417,153       $399,939
-------------------------------------------------------------------------------

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

NOTE 7 -- LONG-TERM DEBT

A summary of the long-term debt at June 30, 2008 are as follows:


Monthly
Installment                   Fixed Rate      Maturity Date      Balance
-------------------------------------------------------------------------------
Amortizing loans
   $ 253                         3.22%          03/15/10         $  5,158
      90                         3.10%          02/28/13            4,690
     430                         3.74%          03/13/13           22,427
      67                         3.44%          03/02/15            4,788
      13                         3.48%          03/31/15              969
      10                         3.83%          04/02/18              986
     186                         4.69%          03/13/23           23,789
-------------------------------------------------------------------------------
     Total amortizing                                              62,807
-------------------------------------------------------------------------------
Non-amortizing loans
                                 2.61%          03/02/09            1,000
                                 2.62%          08/31/09            1,000
                                 2.61%          03/01/10            1,000
                                 2.61%          08/30/10            1,000
                                 2.88%          02/28/11            2,000
                                 3.27%          02/29/12            2,000
                                 3.49%          02/28/13            7,000
-------------------------------------------------------------------------------
     Total non-amortizing                                          15,000
-------------------------------------------------------------------------------
     Total long term debt                                        $ 77,807
-------------------------------------------------------------------------------

The loans are secured by a general collateral pledge of the Company.

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at June 30, 2008 are as follows:


                 June 30,    Principal
                 --------    ---------
                   2009      $ 11,268
                   2010        11,885
                   2011        10,932
                   2012        10,237
                   2013        13,898
             Thereafter        19,587
                            ---------
                             $ 77,807
                            =========


NOTE 8 -- EMPLOYEE BENEFIT PLANS

The Company provides a post-retirement benefit plan for eligible employees.

The components of the post-retirement benefit costs are as follows:


                                                    Post-retirement Benefits
                                                    ------------------------
                Six months ended June 30,              2008         2007
                ------------------------------------------------------------
                Service cost                          $  2         $  2
                Interest cost                            9            8
                Expected return on plan assets           -            -
                Amortization of prior service cost       4            4
                Amortization of net loss (gain)          -            -
                ------------------------------------------------------------
                Net periodic pension cost             $ 15         $ 14
                ------------------------------------------------------------


Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $290 to its pension plan and $14 to its postretirement plan for 2008. The final actuarial calculation for 2008 was revised to $400 and $32, respectively. As of June 30, 2008, $100 has been contributed to the pension plan for 2008. Readers should refer to the Annual Report on Form 10-K for further details on the Company's defined benefit pension plan.

Effective June 21, 2008 the Company has frozen its defined benefit pension plan. The following information as of June 30, 2008 reflects the curtailment of the pension plan.

Obligations and funded status:

                                                          Pension Benefits
                                                 ----------------------------------
As of:                                           June 30, 2008    December 31, 2007
-----------------------------------------------------------------------------------
Change in benefit obligation
   Benefit obligation, beginning                   $  13,558         $  12,600
   Service cost                                          201               438
   Interest cost                                         409               738
   Amendments                                         (1,941)                -
   Change in assumptions                                 354              (154)
   Actuarial (gain) loss                                   -               559
   Benefits paid                                        (301)             (623)
-----------------------------------------------------------------------------------
   Benefit obligation, ending                         12,280            13,558
-----------------------------------------------------------------------------------
Change in plan assets
   Fair value of plan assets, beginning                12,255           11,548
   Actual return on plan assets                          (523)           1,051
   Employer contributions                                 173              279
   Benefits paid                                         (301)            (623)
-----------------------------------------------------------------------------------
   Fair value of plan assets, ending                   11,604           12,255
-----------------------------------------------------------------------------------
Funded status at end of year                       $     (676)       $ (1,303)
-----------------------------------------------------------------------------------

Amounts recognized in the balance sheet consist of:

                                                          Pension Benefits
                                                 ----------------------------------
As of:                                           June 30, 2008    December 31, 2007
-----------------------------------------------------------------------------------
Noncurrent assets                                 $   443            $  230
Noncurrent liabilities                            $   676            $1,303
-----------------------------------------------------------------------------------

 Amounts recognized in accumulated other comprehensive income consist of:

                                                          Pension Benefits
                                                 ----------------------------------
As of:                                           June 30, 2008    December 31, 2007
-----------------------------------------------------------------------------------
Prior service cost                                $    -             $   52
Net actuarial loss (gain)                          2,033              2,656
Deferred taxes                                      (691)              (921)
-----------------------------------------------------------------------------------
      Net amount recognized                       $1,342             $1,787
-----------------------------------------------------------------------------------

Components of net periodic pension and other amounts recognized in other comprehensive income:

                                                          Pension Benefits
                                                 ----------------------------------
As of:                                           June 30, 2008    December 31, 2007
-----------------------------------------------------------------------------------
Net periodic benefit cost
  Service cost                                    $   201            $   438
  Interest cost                                       409                738
  Expected return on plan assets                     (510)              (962)
  Amortization of prior service cost                    -                  1
  Amortization of unrecognized net loss                69                141
  Curtailment loss                                     52                  -
-----------------------------------------------------------------------------------
  Net periodic pension cost                       $   221            $   356
-----------------------------------------------------------------------------------

Effective July 1, 2008, the Company is sponsoring a new 401(k) pension plan for all eligible employees.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the following Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.
                                                                              13

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the Retained Earnings of the Bank. Accordingly, at June 30, 2008, the balances in the capital stock and surplus accounts totaling $10,840 are unavailable for dividends.

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


                  Actual                                                       Regulatory Requirements
-------------------------------------------                      -------------------------------------------------
                                                                        For Capital             To Be
                                                                     Adequacy Purposes    "Well Capitalized"
                                                                    ------------------    -------------------
As of June 30, 2008                          Amount     Ratio       Amount     Ratio      Amount       Ratio
------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
  PFSC (Company)                            $78,588    19.67%  >   $31,934  >   8.0%  >  $39,918   >   10.0%
                                                               -            -         -            -
  PSB (Bank)                                $75,224    18.92%  >   $31,788  >   8.0%  >  $39,735   >   10.0%
                                                               -            -         -            -

Tier 1 Capital (to Risk Weighted Assets)
  PFSC                                      $73,600    18.42%  >   $15,967  >   4.0%  >  $23,951   >    6.0%
                                                               -            -         -            -
  PSB                                       $70,255    17.67%  >   $15,894  >   4.0%  >  $23,841   >    6.0%
                                                               -            -         -            -

Tier 1 Capital (to Average Assets)
  PFSC                                      $73,600    12.19%  >   $     *  >     *   >  $30,198   >    5.0%
                                                               -            -         -            -
  PSB                                       $70,255    11.97%  >   $     *  >     *   >  $29,347   >    5.0%
                                                               -            -         -            -


PFSC - *3.0% ($18,119), 4.0% ($24,158) or 5.0% ($30,198) depending on the bank's
CAMELS Rating and other regulatory risk factors
PSB - *3.0% ($17,608), 4.0% ($23,478) or 5.0% ($29,347) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                  Actual                                                       Regulatory Requirements
-------------------------------------------                      -------------------------------------------------
                                                                        For Capital             To Be
                                                                     Adequacy Purposes    "Well Capitalized"
                                                                    ------------------    -------------------
As of December 31, 2007                      Amount     Ratio       Amount     Ratio      Amount       Ratio
------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
  PFSC                                      $75,145    19.89%  >   $30,222  >   8.0%  >  $37,777   >   10.0%
                                                               -            -         -            -
  PSB                                       $71,840    19.11%  >   $30,080  >   8.0%  >  $37,601   >   10.0%
                                                               -            -         -            -
Tier 1 Capital (to Risk Weighted Assets)
  PFSC                                      $70,445    18.65%  >   $15,111  >   4.0%  >  $22,666   >    6.0%
                                                               -            -         -            -
  PSB                                       $67,140    17.86%  >   $15,040  >   4.0%  >  $22,561   >    6.0%
                                                               -            -         -            -
Tier 1 Capital (to Average Assets)
  PFSC                                      $70,445    12.11%  >   $     *  >     *   >  $29,081   >    5.0%
                                                               -            -         -            -
  PSB                                       $67,140    11.62%  >   $     *  >     *   >  $28,900   >    5.0%
                                                               -            -         -            -

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

PART 1.  FINANCIAL INFORMATION,  ITEM 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, at June 30, 2008, for the three and six month periods ended June 30, 2008 and June 30, 2007. All information is presented in thousands of dollars, except as indicated.

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

NON-GAAP FINANCIAL MEASURES: (VISA TRANSACTION)

Certain financial measures contained in this 10-Q exclude the decrease of the liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA. Financial measures which exclude the above-referenced items have not been determined in accordance with generally accepted accounting principles and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.
                                                                              15

In March 2008, VISA, Inc. (VISA) completed its initial public offering. Penn Security Bank & Trust Company and certain other VISA member banks are shareholders in VISA. Following the initial public offering, the Company received $1.2 million in proceeds from the offering, as a mandatory partial redemption of 28,351 shares, reducing the Company's holding from 73,333 to 44,982 shares of Class B common stock. Using proceeds from this offering, VISA established a $3.0 billion escrow account to cover the resolution of pending litigation and related claims. The partial redemption proceeds of $1.2 million are reflected in other non-interest income in the first quarter of 2008.

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of June 30, 2008, the value of the Class A shares was $81.31 per share. The value of unredeemed Class A equivalent shares owned by the Company was $2.6 million as of June 30, 2008, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed a $497,000 reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA, Inc. initial public offering as a charge to other non-interest expense.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.


                                                                Six Months Ended
                                                                    June 30,
                                                              2008            2007           Change
                                                          --------------  --------------  --------------
Net interest income after provision for loan losses         $ 10,793        $ 10,367         $   426
Non-interest income                                            5,982           4,076           1,906
Non-interest expense                                         (10,515)        (10,343)           (172)
Income tax provision                                          (1,375)           (730)           (645)
                                                          --------------  --------------  --------------
   Net income                                                  4,885           3,370           1,515
ADJUSTMENTS
-----------
Non-interest income Gain on mandatory
  redemption of VISA, Inc. class B common stock               (1,213)              -          (1,213)
Non-interest expense
  Covered litigation provision                                  (497)              -            (497)
                                                          --------------  --------------  --------------
   Total Adjustments pre-tax                                  (1,710)              -          (1,710)
Income tax provision                                             581               -             581
                                                          --------------  --------------  --------------
   After tax adjustments to GAAP                              (1,129)              -          (1,129)
                                                          --------------  --------------  --------------
   Adjusted net income                                      $  3,756        $  3,370         $   386
                                                          ==============  ==============  ==============
Return on Average Assets                                        1.24%           1.16%
Return on Average Equity                                       10.45%           9.96%

Return on average equity (ROE) and return on average assets (ROA) for the six months ended June 30, 2008 was 13.59% (10.45% excluding the VISA IPO impact) and 1.62% (1.24% excluding the VISA IPO impact), respectively. ROE was 9.96% and ROA was 1.16% for the same period last year.

EXECUTIVE SUMMARY

Penseco Financial Services Corporation reported an increase in net income of $228 or 13.4% for the three months ended June 30, 2008 to $1,928 or $.89 per share compared with $1,700 or $.79 per share from the year ago period. Largely, the increase in net income was attributed to increased net interest income of $325 or 6.1% and higher non interest income. Interest on investments increased mainly due to purchases of securities of states & political subdivisions and U.S. Agencies while total interest expense declined mainly from lower deposit costs. The provision for loan losses increased $92 from the year ago period. While the Company's asset quality improved, management felt it prudent to increase the allowance for loan losses due to the general decline in market and economic conditions.

Non-interest income increased $384 or 19.4% to $2,364 for the three months ended June 30, 2008, compared with $1,980 for the similar period of 2007. Total non-interest expense increased $346 or 6.8% to $5,457 for the three months ended June 30, 2008 compared with $5,111 for the same period of last year.

For the six months ended June 30, 2008, net income increased $1,515 or 45%, to $4,885 or $2.27 per share compared with the year ago period of $3,370 or $1.57 per share. Largely, the increase in net income was attributed to one time after tax income of $1,129 ($.53 per share) related to VISA, Inc.'s Initial Public Offering, which consisted of a gain from the mandatory partial share redemption by VISA and the reversal of a litigation liability accrual that had been recorded by the Company in the fourth quarter of 2007. Excluding the impact of the VISA transaction, net income increased $386 or 11.5% from the first six months of 2007(1). Net interest income increased $657 or 6.2% to $11,244 for the six months ended June 30, 2008 compared to $10,587 for the same quarter of 2007. The increase resulted from higher interest income on loans of $245 or 1.9% due to net loan growth of $35.7 million since June 30, 2007, including $17.2 million from December 31, 2007. Interest on investments declined due to maturing investments being redeployed to fund loan demand and total interest expense declined mainly from lower deposit costs. Net interest income after provision for loan losses increased $426 or 4.1% as the provision for loan losses increased $231 from the year ago period. While the Company's asset quality improved, management felt it prudent to increase the allowance for loan losses due to the general decline in market and economic conditions.

Non-interest income increased $1,906 or 46.8% to $5,982 for the six months ended June 30, 2008, compared with $4,076 for the similar period of 2007 due primarily to the gain on the VISA stock redemption of $1,213. Total non-interest expenses increased $172 or 1.7% to $10,515 for the six months ended June 30, 2008 compared with $10,343 for the same period of 2007 primarily due increased salaries and employee benefits. Without the impact of the VISA reversal, total non-interest expenses would have increased $669 or 6.5%.

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

Net interest income after provision for loan losses increased $233 or 4.5% to $5,451 for the three months ended June 30, 2008 compared to $5,218 for the three months ended June 30, 2007. The average yield on interest earning assets decreased 45 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate 325 basis points from the fall of 2007 through the first quarter of 2008, offset by increases in the investment securities portfolio.

-----------------------------
(1) See pages 15 & 16 for a reconciliation of GAAP net income to net income excluding the gain related to the VISA, Inc. initial public offering during the six months ended June 30, 2008.
                                                                              17

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended June 30, 2008, net interest margin was 3.86% increasing one basis point from 3.85% in the same period of 2007.

Total average interest earning assets and average interest bearing funds increased in the three months ended June 30, 2008 as compared to 2007. Average interest earning assets increased $32.5 million or 5.9%, from $554.8 million in 2007 to $587.3 million in 2008 and average interest bearing funds increased $28.8 million, or 6.6%, from $439.2 million to $468.0 million for the same period, mainly due to higher loans and increases in money market accounts, repurchase agreements, and short-term borrowings, offset by lower time-deposits. Long-term borrowings increased a net of $16.9 million or 27.3% reflecting new borrowings during the first quarter of 2008. Average earning assets, including Bank-Owned Life Insurance (BOLI), increased to 96.4% for the three months ended June 30, 2008 from 96.0% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended June 30, 2008 and 2007. Average loans as a percentage of average interest earning assets increased from 68.6% in 2007 to 70.4% in 2008, due in part to the increase of new and refinanced residential mortgages. Average investments increased $19.0 million from 27.1% to 28.8% of interest earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $19.4 million to $4.9 million from $24.3 million. Average time deposits decreased $15.1 million to $108.4 million from $123.5 million, average long-term borrowings increased, a net of $16.9 million, while repurchase agreements increased $9.2 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 4 basis points from 5.72% for the three months ended June 30, 2007 to 5.76% for the three months ended June 30, 2008. Average loan yields decreased 67 basis points, from 6.90% for the three months ended June 30, 2007 to 6.23% for the three months ended June 30, 2008.

The average time deposit costs decreased 57 basis points from 4.42% for the three months ended June 30, 2007 to 3.85% for the three months ended June 30, 2008, along with the average cost of money market accounts decreasing 125 basis points from 3.14% for the three months ended June 30, 2007 to 1.89% for the three months ended June 30, 2008.
                                                                              18

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2008 and June 30, 2007.

-----------------------------------------------------------------------------------------------------------
                                                            June 30, 2008               June 30, 2007
ASSETS                                           Average   Revenue/   Yield/    Average   Revenue/   Yield/
                                                 Balance   Expense     Rate     Balance   Expense    Rate
-----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Agency obligations                   $ 54,708     $  670      4.90%   $ 40,116   $  459     4.58%
    States & political subdivisions             41,115        448      6.60%     30,248      335     6.71%
    Federal Home Loan Bank stock                 4,733         46      3.89%      3,925       63     6.42%
    Other                                        3,035         23      3.03%      3,829       34     3.55%
  Held-to-maturity:
    U.S. Agency obligations                     36,311        430      4.74%     42,698      493     4.62%
    States & political subdivisions             29,237        388      8.04%     29,247      389     8.06%
Loans, net of unearned income:
  Real estate mortgages                        266,310      4,037      6.06%    241,096    3,860     6.40%
  Commercial real estate                        86,626      1,364      6.30%     75,418    1,436     7.62%
  Commercial                                    24,384        413      6.77%     23,650      498     8.42%
  Consumer and other                            35,909        622      6.93%     40,287      765     7.60%
Federal funds sold                                   -          -         -      16,579      219     5.28%
Interest on balances with banks                  4,903         23      1.88%      7,734      102     5.28%
-----------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                       $587,271     $8,464      6.06%   $554,827   $8,653     6.51%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                         10,197                           10,284
Bank premises and equipment                      9,139                            9,855
Accrued interest receivable                      3,299                            3,259
Cash surrender value of life insurance           7,476                            7,159
Other assets                                     4,671                            3,977
Less:  Allowance for loan losses                 4,933                            4,203
-----------------------------------------------------------------------------------------------------------
Total Assets                                  $617,120                         $585,158
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                     $ 54,413        104      0.76%     57,555      163     1.13%
  Savings                                       76,082        106      0.56%     81,528      241     1.18%
  Money markets                                111,071        526      1.89%     85,883      675     3.14%
  Time - Over $100                              36,649        355      3.87%     43,213      527     4.88%
  Time - Other                                  71,773        688      3.83%     80,269      836     4.17%
Federal funds purchased                              -          -         -           -        -        -
Repurchase agreements                           37,488        253      2.70%     28,333      240     3.39%
Short-term borrowings                            1,505          9      2.39%        281        4     5.69%
Long-term borrowings                            79,044        756      3.83%     62,108      625     4.03%
-----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                       468,025     $2,797      2.39%    439,170   $3,311     3.02%
-----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                   70,721                           73,226
All other liabilities                            5,114                            4,636
Stockholders' equity                            73,260                           68,126
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $617,120                         $585,158
-----------------------------------------------------------------------------------------------------------
Interest Spread                                                        3.67%                         3.49%
-----------------------------------------------------------------------------------------------------------
Net Interest Income
                                                           $ 5,667                       $5,342
-----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                  3.86%                         3.85%
  Return on average assets                                             1.25%                         1.16%
  Return on average equity                                            10.53%                         9.98%
  Average equity to average assets                                    11.87%                        11.64%
  Dividend payout ratio                                               46.07%                        46.84%
-----------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $426 or 4.1% to $10,793 for the six months ended June 30, 2008, compared to $10,367 for the six months ended June 30, 2007. The average yield on interest earning assets decreased 25 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate 325 basis points from the fall of 2007 through the first quarter of 2008, offset by increases in the investment securities portfolio.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the six months ended June 30, 2008, net interest margin was 3.92% increasing 6 basis points from 3.86% in the same period of 2007.

Total average interest earning assets and average interest bearing funds increased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Average interest earning assets increased $24.9 million or 4.5%, from $549.2 million in 2007 to $574.1 million in 2008 and average interest bearing funds increased $23.7 million, or 5.5%, from $432.4 million to $456.1 million for the same periods. As a percentage of average assets, average earning assets, including BOLI, increased to 96.3% for the six months ended June 30, 2008 from 96.0% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the six months ended June 30, 2008 and 2007. Average loans as a percentage of average interest earning assets increased from 68.2% in 2007 to 71.5% in 2008, due in part to the increase of new and refinanced residential mortgages as well as an increase in commercial loans secured by real estate. Average investments increased $4.9 million year over year however decreased as a percentage of average assets to 27.9% at June 30, 2008 from 28.3% at June 30, 2007. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased $15.9 million to $3.2 from $19.1 and also decreased as a percentage of average interest earning assets from 3.5% in 2007 to 0.6% in 2008. Average time deposits decreased $16.6 million or 13.3% from 28.8% of interest bearing liabilities in 2007 to 23.7% in 2008. Average short-term borrowings increased $8.2 million; average long-term borrowings increased $7.9 million, while repurchase agreements increased $7.7 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 19 basis points from 5.65% for the six months ended June 30, 2007 to 5.84% for the six months ended June 30, 2008. Also, average loan yields decreased 48 basis points, from 6.86% for the six months ended June 30, 2007 to 6.38% in the same period of 2008.

The average time deposit costs decreased 35 basis points from 4.38% for the six months ended June 30, 2007 to 4.03% for the six months ended June 30, 2008, along with the average cost of money market accounts decreasing 96 basis points from 3.08% for the six months ended June 30, 2007 to 2.12% for the six months ended June 30, 2008.
                                                                              20

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2008 and June 30, 2007.

-----------------------------------------------------------------------------------------------------------
                                                            June 30, 2008               June 30, 2007
ASSETS                                           Average   Revenue/   Yield/    Average   Revenue/   Yield/
                                                 Balance   Expense     Rate     Balance   Expense    Rate
-----------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Agency obligations                   $ 45,349     $1,140      5.03%   $ 42,964  $   977     4.55%
    States & political subdivisions             40,855        896      6.65%     30,219      670     6.72%
    Federal Home Loan Bank stock                 4,809         94      3.91%      4,083      132     6.47%
    Other                                        2,885         49      3.40%      5,448      106     3.89%
  Held-to-maturity:
    U.S. Agency obligations                     37,270        865      4.64%     43,490      986     4.53%
    States & political subdivisions             29,238        776      8.04%     29,248      775     8.03%
Loans, net of unearned income:
    Real estate mortgages                      264,659      8,136      6.15%    236,503    7,544     6.38%
    Commercial real estate                      85,520      2,808      6.57%     74,599    2,807     7.53%
    Commercial                                  24,045        857      7.13%     23,359      987     8.45%
    Consumer and other                          36,287      1,296      7.14%     40,154    1,514     7.54%
Federal funds sold                                   -          -         -      11,564      304     5.26%
Interest on balances with banks                  3,192         34      2.13%      7,522      193     5.13%
-----------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                        574,109     $16,951     6.21%    549,153  $16,995     6.46%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                         10,049                          10,345
Bank premises and equipment                      9,198                           9,690
Accrued interest receivable                      3,317                           3,251
Cash surrender value of life insurance           7,436                           7,120
Other assets                                     4,720                           4,035
Less:  Allowance for loan losses                 4,818                           4,197
-----------------------------------------------------------------------------------------------------------
Total Assets                                  $604,011                         $579,397
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                     $ 53,424     $   216      0.81%  $ 54,425     $  257   0.94%
  Savings                                       76,943         237      0.62%    80,688        455   1.13%
  Money markets                                107,355       1,136      2.12%    86,097      1,325   3.08%
  Time - Over $100                              38,390         806      4.20%    42,107      1,036   4.92%
  Time - Other                                  69,496       1,368      3.94%    82,369      1,690   4.10%
Federal funds purchased                              -           -         -          -          -      -
Repurchase agreements                           30,571         407      2.66%    22,913        361   3.15%
Short-term borrowings                            8,670         149      3.44%       458         12   5.25%
Long-term borrowings                            71,228       1,388      3.90%    63,345      1,272   4.02%
-----------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                       456,077      $5,707      2.50%   432,402     $6,408   2.96%
-----------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                   70,784                           74,452
All other liabilities                            5,264                            4,864
Stockholders' equity                            71,886                           67,679
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $604,011                         $579,397
-----------------------------------------------------------------------------------------------------------
Interest Spread                                                         3.71%                       3.50%
-----------------------------------------------------------------------------------------------------------
Net Interest Income                             11,244                           10,587
-----------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                   3.92%                       3.86%
  Return on average assets                                              1.62%                       1.16%
  Return on average equity                                             13.59%                       9.96%
  Average equity to average assets                                     11.90%                      11.68%
  Dividend payout ratio                                                36.12%                      47.13%
-----------------------------------------------------------------------------------------------------------

                                                                              21

INVESTMENTS

The Company's investment portfolio consists primarily of two functions: To provide liquidity and to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company's mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

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

As general interest rates in the economy change, there is migration of some deposits among investment options as customers seek increased yields. Historically, such changes in the Company's deposit base have been minimal.

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

For the three months ended June 30, 2008, the provision for loan losses increased to $92 from $124 in the three months ended June 30, 2007 to $216 in the three months ended June 30, 2008. Loans charged off totaled $12 and recoveries were $11 for the three months ended June 30, 2008. In the same period of 2007, loans charged off totaled $4 and recoveries were $0. For the six months ended June 30, 2008, the provision for loan losses was $451, an increase from $220 in the first six months of 2007. Loans charged-off totaled $27 and recoveries were $16 for the six months ended June 30, 2008. In the same period of 2007 loans charged off were $102, offset by recoveries of $2. At June 30, 2008 the allowance for loan losses was $5,140, or 1.22% of gross loans.
                                                                              22

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for three months ended June 30, 2008 and June 30, 2007, respectively:


                                                        June 30,     June 30,
Three Months Ended:                                       2008         2007
-------------------------------------------------------------------------------
Trust department income                                 $  382       $  367
Service charges on deposit accounts                        396          260
Merchant transaction income                                935          873
Other fee income                                           489          373
Bank-owned life insurance income                            80           77
Other operating income                                      82           30
VISA mandatory share redemption                              -            -
Realized gains (losses) on securities, net                   -            -
-------------------------------------------------------------------------------
  Total Non-Interest Income                             $2,364       $1,980
-------------------------------------------------------------------------------

Total non-interest income increased $384 or 19.4% to $2,364 for the three months ended June 30, 2008, compared with $1,980 for the same period of 2007. Merchant transaction income increased $62 or 7.1% due to higher transaction volume and new business. Service charges on deposit accounts increased $136 or 52.3% primarily due to increased service charge fees. Other fee income increased $116 or 31.1% from prior year levels mostly due to increases in brokerage income of $119.

The following table sets forth information by category of non-interest income for the Company for six months ended June 30, 2008 and June 30, 2007, respectively:


                                                        June 30,     June 30,
Six Months Ended:                                         2008         2007
-------------------------------------------------------------------------------
Trust department income                                 $  747       $  739
Service charges on deposit accounts                        659          511
Merchant transaction income                              2,119        1,920
Other fee income                                           968          654
Bank-owned life insurance income                           158          155
Other operating income                                     118           46
VISA mandatory share redemption                          1,213            -
Realized gains (losses) on securities, net                   -           51
-------------------------------------------------------------------------------
  Total Non-Interest Income                             $5,982       $4,076
-------------------------------------------------------------------------------

Total non-interest income increased $1,906 or 46.8% to $5,982 during the first half of 2008 from $4,076 for the same period of 2007. Service charges on deposit accounts increased $148 or 29.0%. Merchant transaction income increased $199 or 10.4%, mainly due to higher transaction volume and new business. Other fee income increased $314 or 48.0% mainly from increased brokerage fee income of $280 compared to last year. Other operating income increased $72 or 156.5% due to a gain in other real estate owned of $43, gains on the sale of mortgage loans of $16, along with an increase in general operating income. The Company realized a gain of $1,213 related to VISA, Inc.'s Initial Public Offering, which consisted of a mandatory partial share redemption, during the first quarter of 2008, discussed earlier, compared to a realized gain of $51 due to the sale of equity securities in the first quarter of 2007.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the three months ended June 30, 2008 and June 30, 2007, respectively:


                                                        June 30,     June 30,
Three Months Ended:                                       2008         2007
-------------------------------------------------------------------------------
Salaries and employee benefits                          $2,509       $2,330
Expense of premises and fixed assets                       667          725
Merchant transaction expenses                              703          671
Other operating expenses                                 1,578        1,385
-------------------------------------------------------------------------------
  Total Non-Interest Expenses                           $5,457       $5,111
-------------------------------------------------------------------------------

                                                                              23

Total non-interest expenses increased $346 or 6.8% to $5,457 for the three months ended June 30, 2008 compared with $5,111 for the same period of 2007. Salaries and employee benefits expense increased $179 or 7.7% mainly due to increased salaries resulting from additional employees from year ago levels, along with increased commissions related to our wealth management division. Expense of premises and equipment decreased $58 or 8.0% due to a reduction of general occupancy expenses. Merchant transaction expense increased $32 or 4.8% due to higher transaction volume. Other operating expenses increased $193 or 13.9% with the largest increases in advertising expenses of $35, professional services of $44 and general operating expenses.

The following table sets forth information by category of non-interest expenses for the Company for the six months ended June 30, 2008 and June 30, 2007, respectively:


                                                        June 30,     June 30,
Six Months Ended:                                         2008         2007
-------------------------------------------------------------------------------
Salaries and employee benefits                          $ 4,924       $ 4,705
Expense of premises and fixed assets                      1,435         1,350
Merchant transaction expenses                             1,605         1,495
Other operating expenses                                  2,551         2,793
-------------------------------------------------------------------------------
  Total Non-Interest Expenses                           $10,515       $10,343
-------------------------------------------------------------------------------

Total non-interest expenses increased $172 or 1.7% to $10,515 during the first half of 2008 compared with $10,343 for the same period of 2007. Salaries and employee benefits expense increased $219 or 4.7% mainly due to increased salaries resulting from additional employees from year ago levels, along with increased commissions related to our wealth management division. Premises and fixed assets expense increased $85 or 6.3% due to computer system upgrades and increased occupancy expense. Merchant transaction expenses increased $110 or 7.4% due to higher transaction volume. Other operating expenses decreased $242 or 8.7% due to the reversal in the first quarter of 2008 of the $497 VISA litigation accrual recorded by the Company in the fourth quarter of 2007, offset by an increase in advertising expenses of $69, professional services of $62 and increased general operating expenses. Without the impact of the VISA reversal, total other expenses would have increased $669 or 6.5%.

INCOME TAXES

Applicable income taxes increased $43 or 11.1% to $430 for the three months ended June 30, 2008 due to increased overall operating income. Also, applicable income taxes increased $645 or 88.4% during the first half of 2008 primarily due to the income on the VISA initial public offering and overall higher income.

LOAN PORTFOLIO

Details regarding the Company's loan portfolio are as follows:


                                                   June 30,       December 31,
As of:                                              2008             2007
-------------------------------------------------------------------------------
Real estate - construction and land development    $ 24,657       $ 25,858
Real estate mortgages                               337,936        318,437
Commercial                                           24,583         24,505
Credit card and related plans                         3,114          3,324
Installment and other                                27,363         26,542
Obligations of states & political subdivisions        4,640          5,973
-------------------------------------------------------------------------------
  Loans, net of unearned income                     422,293        404,639
Less:  Allowance for loan losses                      5,140          4,700
-------------------------------------------------------------------------------
  Loans, net                                       $417,153       $399,939
-------------------------------------------------------------------------------

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans.
                                                                              24

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

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                                 June 30,    December 31,    June 30,
As of:                                            2008          2007           2007
-----------------------------------------------------------------------------------------
Non-accrual loans                                $  550        $ 1,610       $ 2,825
Other real estate owned                               -              -            31
-----------------------------------------------------------------------------------------
  Total non-performing assets                    $  550        $ 1,610       $ 2,856
-----------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
  Secured by real estate                         $  442        $    57        $  494
  Guaranteed student loans                          236            408           440
  Credit card loans                                   9              2             7
  Commercial                                          -              -             -
  Other loans to individuals for household,
    family, and other personal expenditures           -             12             -
-----------------------------------------------------------------------------------------
  Total loans past due 90 days or more
    and accruing                                 $  687        $   479        $  941
-----------------------------------------------------------------------------------------

Non-accrual loans decreased $2,275 to $550 at June 30, 2008 from $2,825 at June 30, 2007. This decrease was due to two borrowing relationships being resolved during the first quarter of 2008.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $550,000 at June 30, 2008 down from $2,825,000 at June 30, 2007. If interest on those loans had been accrued, such income would have been $28 and $209 for the six months ended June 30, 2008 and June 30, 2007, respectively. Interest income on those loans, which is recorded only when received, amounted to $15 and $127 for June 30, 2008 and June 30, 2007, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.
                                                                              25

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

As of June 30, 2008 there are no significant loans as to which management has serious doubt about their collectibility. During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for Reorganization under Chapter 11 of the Bankruptcy Act. Currently, the Company holds $8.6 million of TERI loans out of a total student loan portfolio of $21.2 million. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At June 30, 2008 there were $162,000 of such loans placed on non-accrual status.

At June 30, 2008 and December 31, 2007, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

                                                 June 30,       June30,
Three Months Ended:                               2008            2007
------------------------------------------------------------------------
Balance at beginning of period                  $ 4,925         $ 4,200
Charge-offs:
  Real estate mortgages                               -               -
  Commercial and all others                           -               -
  Credit card and related plans                       4               4
  Installment loans                                   8               -
------------------------------------------------------------------------
Total charge-offs                                    12               4
------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                               -               -
  Commercial and all others                          10               -
  Credit card and related plans                       1               -
  Installment loans                                   -               -
------------------------------------------------------------------------
Total recoveries                                     11               -
------------------------------------------------------------------------
Net charge-offs (recoveries)                          1               4
------------------------------------------------------------------------
Provision charged to operations                     216             124
------------------------------------------------------------------------
  Balance at End of Period                      $ 5,140         $ 4,320
------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
  to average loans outstanding                    0.000%          0.001%
------------------------------------------------------------------------

                                                 June 30,       June30,
Six Months Ended:                                 2008            2007
------------------------------------------------------------------------
Balance at beginning of period                  $ 4,700         $ 4,200
Charge-offs:
  Real estate mortgages                               -              84
  Commercial and all others                           -               -
  Credit card and related plans                      14              16
  Installment loans                                  13               2
------------------------------------------------------------------------
Total charge-offs                                    27             102
------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                               -               -
  Commercial and all others                          13               -
  Credit card and related plans                       3               1
  Installment loans                                   -               1
------------------------------------------------------------------------
Total recoveries                                     16               2
------------------------------------------------------------------------
Net charge-offs (recoveries)                         11             100
------------------------------------------------------------------------
Provision charged to operations                     451             220
------------------------------------------------------------------------
  Balance at End of Period                      $ 5,140         $ 4,320
------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
  to average loans outstanding                    0.003%          0.027%
------------------------------------------------------------------------

The allowance for loan losses at June 30, 2008 was $5,140 or 1.22% of total loans compared to $4,320 or 1.12% of total loans at June 30, 2007. Management believes the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:


As of:                                  June 30, 2008       December 31, 2007     June 30, 2007
-----------------------------------------------------------------------------------------------
                                        Amount      % *    Amount       % *    Amount      % *
-----------------------------------------------------------------------------------------------
Real estate mortgages                   $1,200      86%    $1,200       85%    $1,200      84%
Commercial and all others                3,340       6%     2,900        7%     2,600       6%
Credit card and related plans              300       1%       300        1%       250       1%
Personal installment loans                 300       7%       300        7%       270       9%
-----------------------------------------------------------------------------------------------
  Total                                 $5,140     100%    $4,700      100%    $4,320     100%
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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie
                                                                              27

Mac pool of residential mortgages, as described earlier in this report. At June 30, 2008 the Company had $150,861 of available borrowing capacity with the FHLB.

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

At June 30, 2008 the Bank has entered into contracts, for the renovation of various branches, in the amount of $3,094.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At June 30, 2008 the Bank has issued standby letters of credit for the accounts of related parties in the amount of $8,194.

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

The Company's total risk-based capital ratio was 19.67% at June 30, 2008. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

There have been no substantive changes in the internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At June 30, 2008, the Company owned approximately $103.2 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of June 30, 2008, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $61.4 thousand. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

OPERATIONAL RISK

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of June 30, 2008, the Company employed 178 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

    None.

ITEM 3   -- DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4   -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of Penseco Financial Services Corporation was held on May 6, 2008.

    The results of the items submitted for a vote are as follows:

    The following three Directors, whose term will expire in 2012, were elected:

                                      Number of votes        Number of votes         Number of
                                     cast for director    cast against director    votes not cast
                                     -----------------    ---------------------    --------------
      Russell C. Hazelton               1,751,813                 76,679              319,508
      Robert W. Naismith, Ph.D.         1,785,675                 42,817              319,508
      Emily S. Perry                    1,758,138                 70,354              319,508

    The Penseco Financial Services Corporation 2008 Long-Term Incentive Plan.

           Votes for                 1,240,357
           Votes against               107,480
           Votes abstained              70,652
           Votes not cast              729,511

    The ratification of the appointment of McGrail Merkel Quinn and Associates as independent auditors for the year ending December 31, 2008.

           Votes for                 1,796,346
           Votes against                18,469
           Votes abstained              13,674
           Votes not cast              319,511
                                                                              32

ITEM 5   -- OTHER INFORMATION

    None.

ITEM 6   -- EXHIBITS

    31   Rule 13a-14(a) / 15-d-4(a) Certifications

    32   Section 1350 Certifications



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PENSECO FINANCIAL SERVICES CORPORATION



By     /s/ CRAIG W. BEST
       ----------------------------------
       Craig W. Best
       President and CEO

Dated: August 6, 2008



By     /s/ PATRICK SCANLON
       ----------------------------------
       Patrick Scanlon
       Senior Vice President, Controller
       (Principal Financial Officer)

Dated: August 6, 2008
                                                                              33

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


August 4, 2008                                  /s/  CRAIG W. BEST
                                                ------------------------------
                                                Craig W. Best
                                                President and CEO
                                                                              34

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


August 4, 2008                                /s/  PATRICK SCANLON
                                              ------------------------------
                                              Patrick Scanlon
                                              Senior Vice President, Controller
                                              (Principal Financial Officer)
                                                                              35

                                                                      Exhibit 32

                                 CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

      (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.

                                           /s/  CRAIG W. BEST
                                           -----------------------------
                                           Craig W. Best
                                           President and CEO
                                           August 4, 2008



                                 CERTIFICATIONS


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:


      (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


      (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.



                                           /s/  PATRICK SCANLON
                                           -----------------------------
                                           Patrick Scanlon
                                           Senior Vice President, Controller
                                           (Principal Financial Officer)
                                           August 4, 2008
                                                                              36