Form 10-Q
period 2008-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2008-11-06
CIK 1054508

===============================================================================

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

                For the quarterly period ended September 30, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No |_|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_| Smaller reporting company |_|

                                  (Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|     No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 31, 2008 was 2,148,000.

===============================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                        Page

     Part I -- FINANCIAL INFORMATION

        Item 1. Unaudited Financial Statements - Consolidated

                Balance Sheets:

                September 30, 2008......................................  3
                December 31, 2007.......................................  3

                Statements of Income:

                Three Months Ended September 30, 2008...................  4
                Three Months Ended September 30, 2007...................  4
                Nine Months Ended September 30, 2008....................  5
                Nine Months Ended September 30, 2007....................  5

                Statements of Cash Flows:

                Nine Months Ended September 30, 2008....................  6
                Nine Months Ended September 30, 2007....................  6

                Notes to Unaudited Consolidated Financial Statements....  7

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................. 15

        Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk.................................................. 29

        Item 4. Controls and Procedures................................. 30

     Part II -- OTHER INFORMATION

        Item 1. Legal Proceedings....................................... 30

        Item 1A. Risk Factors........................................... 30

        Item 2.  Unregistered Sales of Equity Securities and Use of
                   Proceeds............................................. 32

        Item 3.  Defaults Upon Senior Securities........................ 32

        Item 4.  Submission of Matters to a Vote of Security Holders.... 32

        Item 5.  Other Information...................................... 32

        Item 6.  Exhibits............................................... 32

     Signatures......................................................... 33

PART I. FINANCIAL INFORMATION,  ITEM 1 --  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  September 30,     December 30,
                                                      2008              2007
                                                  -------------     ------------
ASSETS
Cash and due from banks                            $  7,457          $ 10,677
Interest bearing balances with banks                 19,325               967
Federal funds sold                                    5,000                 -
                                                  -------------     ------------
    Cash and Cash Equivalents                        31,782            11,644
Investment securities:
    Available-for-sale, at fair value                91,029            77,328
    Held-to-maturity (fair value of $64,427
      and $69,491, respectively)                     63,524            68,120
                                                  -------------     ------------
    Total Investment Securities                     154,553           145,448
Loans, net of unearned income                       432,980           404,639
    Less: Allowance for loan losses                   5,240             4,700
                                                  -------------     ------------
    Loans, Net                                      427,740           399,939
Bank premises and equipment                           9,175             9,323
Other real estate owned                                   -                 -
Accrued interest receivable                           3,606             3,558
Cash surrender value of life insurance                7,605             7,368
Other assets                                          5,181             3,513
                                                  -------------     ------------
    Total Assets                                   $639,642          $580,793
                                                  =============     ============
LIABILITIES
Deposits:
    Non-interest bearing                           $ 80,944          $ 73,926
    Interest bearing                                361,578           342,607
                                                  -------------     ------------
    Total Deposits                                  442,522           416,533
Other borrowed funds:
    Repurchase agreements                            45,857            20,492
    Short-term borrowings                               572            13,201
    Long-term borrowings                             75,275            55,966
Accrued interest payable                              1,090             1,498
Other liabilities                                     2,412             3,388
                                                  -------------     ------------
    Total Liabilities                               567,728           511,078
                                                  -------------     ------------
STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000
  shares authorized, 2,148,000 shares issued
    and outstanding)                                     21                21
Surplus                                              10,819            10,819
Retained earnings                                    64,160            59,697
Accumulated other comprehensive income               (3,086)             (822)
                                                  -------------     ------------
    Total Stockholders' Equity                       71,914            69,715
                                                  -------------     ------------
    Total Liabilities and Stockholders' Equity      $639,642         $580,793
                                                  =============     ============

(See accompanying Notes to Unaudited Consolidated Financial Statements)


                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended      Three Months Ended
                                                     September 30, 2008      September 30, 2007
                                                     ------------------      ------------------
INTEREST INCOME
Interest and fees on loans                                $  6,543               $  6,769
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
     Agency obligations                                      1,047                    896
   States & political subdivisions                             849                    733
   Other securities                                             68                     84
Interest on Federal funds sold                                  31                    129
Interest on balances with banks                                 28                    121
                                                     ------------------      ------------------
   Total Interest Income                                     8,566                  8,732
                                                     ------------------      ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                  336                    504
Interest on other deposits                                   1,385                  1,858
Interest on other borrowed funds                             1,017                    840
                                                     ------------------      ------------------
   Total Interest Expense                                    2,738                  3,202
                                                     ------------------      ------------------
   Net Interest Income                                       5,828                  5,530
Provision for loan losses                                      167                    308
                                                     ------------------      ------------------
   Net Interest Income After Provision
     for Loan Losses                                         5,661                  5,222
                                                     ------------------      ------------------
NON-INTEREST INCOME
Trust department income                                        386                    421
Service charges on deposit accounts                            403                    245
Merchant transaction income                                  1,583                  1,482
Other fee income                                               483                    414
Bank-owned life insurance income                                78                     80
Other operating income                                          30                     23
VISA mandatory share redemption                                  -                      -
Realized gains (losses) on securities, net                      23                     (2)
                                                     ------------------      ------------------
   Total Non-Interest Income                                 2,986                  2,663
                                                     ------------------      ------------------
NON-INTEREST EXPENSES
Salaries and employee benefits                               2,481                  2,108
Expense of premises and fixed assets                           626                    605
Merchant transaction expenses                                1,182                  1,149
Other operating expenses                                     1,537                  1,238
                                                     ------------------      ------------------
   Total Non-Interest Expenses                               5,826                  5,100
                                                     ------------------      ------------------
Income before income taxes                                   2,821                  2,785
Applicable income taxes                                        579                    604
                                                     ------------------      ------------------
   Net Income                                                2,242                  2,181
Other comprehensive income, net of taxes:
   Unrealized securities (losses) gains                     (1,817)                   156
   Unrealized gains on employee benefit plans                    -                      -
                                                     ------------------      ------------------
   Comprehensive Income                                   $    425               $  2,337
                                                     ==================      ==================
Earnings per Common Share
   (Based on 2,148,000 shares outstanding)                $   1.04               $   1.01
Cash Dividends Declared Per Common Share                  $   0.42               $   0.37


(See accompanying Notes to Unaudited Consolidated Financial Statements)


                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Nine Months Ended       Nine Months Ended
                                             September 30, 2008      September 30, 2007
                                             -------------------     -------------------
INTEREST INCOME
Interest and fees on loans                      $ 19,640                  $ 19,621
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
     Agency obligations                            3,052                     2,859
   States & political subdivisions                 2,521                     2,178
   Other securities                                  211                       322
Interest on Federal funds sold                        31                       433
Interest on balances with banks                       62                       314
                                             -------------------        -------------------
   Total Interest Income                          25,517                    25,727
                                             -------------------        -------------------
INTEREST EXPENSE
Interest on time deposits of $100,000
  or more                                          1,142                     1,540
Interest on other deposits                         4,342                     5,585
Interest on other borrowed funds                   2,961                     2,485
                                             -------------------        -------------------
   Total Interest Expense                          8,445                     9,610
                                             -------------------        -------------------
   Net Interest Income                            17,072                    16,117
Provision for loan losses                            618                       528
                                             -------------------        -------------------
   Net Interest Income After Provision
     for Loan Losses                              16,454                    15,589
                                             -------------------        -------------------
NON-INTEREST INCOME
Trust department income                            1,133                     1,160
Service charges on deposit accounts                1,062                       756
Merchant transaction income                        3,702                     3,402
Other fee income                                   1,451                     1,068
Bank-owned life insurance income                     236                       235
Other operating income                               148                        69
VISA mandatory share redemption                    1,213                         -
Realized gains (losses) on securities, net            23                        49
                                             -------------------        -------------------
   Total Non-Interest Income                       8,968                     6,739
                                             -------------------        -------------------
NON-INTEREST EXPENSES
Salaries and employee benefits                     7,405                     6,813
Expense of premises and fixed assets               2,061                     1,955
Merchant transaction expenses                      2,787                     2,644
Other operating expenses                           4,088                     4,031
                                             -------------------        -------------------
   Total Non-Interest Expenses                    16,341                    15,443
                                             -------------------        -------------------
Income before income taxes                         9,081                     6,885
Applicable income taxes                            1,954                     1,334
                                             -------------------        -------------------
   Net Income                                      7,127                     5,551
Other comprehensive income, net of taxes:
   Unrealized securities (losses) gains           (2,709)                      (44)
   Unrealized gains on employee benefit
     plans                                           445                         -
                                             -------------------        -------------------
   Comprehensive Income                         $  4,863                  $  5,507
                                             ===================        ===================
Earnings per Common Share
   (Based on 2,148,000 shares outstanding)      $   3.32                  $   2.58
Cash Dividends Declared Per Common Share        $   1.24                  $   1.11


(See accompanying Notes to Unaudited Consolidated Financial Statements)


                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Nine Months Ended     Nine Months Ended
                                                              September 30, 2008    September 30, 2007
                                                              ------------------    ------------------
OPERATING ACTIVITIES
Net income                                                       $  7,127                $  5,551
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                      606                     644
    Provision for loan losses                                         618                     528
    Deferred income tax (benefit) provision                            (9)                    117
    Amortization of securities, (net of accretion)                    223                     281
    Gain on VISA mandatory share redemption                        (1,213)                      -
    Net realized (gains) losses on securities                         (23)                    (49)
    (Gain) loss on other real estate                                   (6)                      -
    (Increase) decrease in interest receivable                        (48)                      -
    (Increase) decrease in cash surrender value of life
      insurance                                                      (237)                   (235)
    (Increase) decrease in other assets                            (1,659)                   (375)
    Increase (decrease) in income taxes payable                     1,987                      74
    (Decrease) increase in interest payable                          (408)                    (86)
    Increase (decrease) in other liabilities                          633                    (486)
                                                              ------------------    ------------------
      Net cash provided (used) by operating activities              7,591                   5,964
                                                              ------------------    ------------------
INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale          (48,841)                (12,496)
    Proceeds from sales and maturities of investment
      securities available-for-sale                                24,544                  21,838
    Purchase of investment securities to be
      held-to-maturity                                                  -                       -
    Proceeds from repayments of investment securities
      available-for-sale                                            6,494                   9,665
    Proceeds from repayments of investment securities
      held-to-maturity                                              4,391                   4,717
    Net loans (originated) repaid                                 (28,981)                (26,317)
    Proceeds from other real estate                                    28                      76
    Investment in premises and equipment                             (458)                   (662)
                                                              ------------------    ------------------
      Net cash (used) provided by investing activities            (42,823)                 (3,179)
                                                              ------------------    ------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits         22,352                  22,213
    Net proceeds (payments) on time deposits                        3,637                 (12,581)
    Increase (decrease) in federal funds purchased                      -                       -
    Increase (decrease) in repurchase agreements                   25,365                  19,854
    Net (decrease) increase in short-term borrowings              (12,629)                 (4,861)
    Increase in long-term borrowings                               27,000                       -
    Repayments of long-term borrowings                             (7,691)                 (7,383)
    Cash dividends paid                                            (2,664)                 (2,384)
                                                              ------------------    ------------------
      Net cash provided (used) by financing activities             55,370                  14,858
                                                              ------------------    ------------------
      Net increase (decrease) in cash and cash equivalents         20,138                  17,643
Cash and cash equivalents at January 1                             11,644                  14,778
                                                              ------------------    ------------------
Cash and cash equivalents at September 30                        $ 31,782                $ 32,421
                                                              ==================    ==================


The Company paid interest and income taxes of $8,853 and $2,080 and $9,696 and $1,045, for the nine month periods ended September 30, 2008 and 2007, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2007, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (SEC) on March 17, 2008.

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

The amortized cost and fair value of investment securities at September 30, 2008 and December 31, 2007 are as follows:


                               AVAILABLE-FOR-SALE

                                               Gross         Gross
                                  Amortized   Unrealized   Unrealized   Fair
September 30, 2008                   Cost       Gains         Losses    Value
-------------------------------------------------------------------------------
U.S. Agency securities            $ 25,256     $   91       $   117    $ 25,230
Mortgage-backed securities          21,980        130           162      21,948
States & political subdivisions     40,400        195         3,053      37,542
-------------------------------------------------------------------------------
    Total Debt Securities           87,636        416         3,332      84,720
Equity securities                    6,054        760           505       6,309
-------------------------------------------------------------------------------
    Total Available-for-Sale      $ 93,690     $1,176       $ 3,837    $ 91,029
-------------------------------------------------------------------------------



                               AVAILABLE-FOR-SALE

                                               Gross         Gross
                                  Amortized   Unrealized   Unrealized   Fair
December 31, 2007                    Cost       Gains         Losses    Value
-------------------------------------------------------------------------------
U.S. Agency securities             $ 14,929    $   144       $   -     $ 15,073
Mortgage-backed securities           15,402        161           -       15,563
States & political subdivisions      38,740        830          96       39,474
-------------------------------------------------------------------------------
    Total Debt Securities            69,071      1,135          96       70,110
Equity securities                     6,812        921         515        7,218
-------------------------------------------------------------------------------
    Total Available-for-Sale       $ 75,883    $ 2,056       $ 611     $ 77,328
-------------------------------------------------------------------------------

The Company does not hold any Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) preferred or common equity securities and does not hold any trust preferred securities.

                                HELD-TO-MATURITY

                                               Gross         Gross
                                  Amortized   Unrealized   Unrealized   Fair
September 30, 2008                   Cost       Gains         Losses    Value
-------------------------------------------------------------------------------
Mortgage-backed securities         $ 34,291     $    2       $  240    $ 34,053
States & political subdivisions      29,233      1,169           28      30,374
-------------------------------------------------------------------------------
    Total Held-to-Maturity           63,524      1,171          268      64,427
-------------------------------------------------------------------------------


                                HELD-TO-MATURITY

                                               Gross         Gross
                                  Amortized   Unrealized   Unrealized   Fair
December 31, 2007                   Cost       Gains         Losses    Value
-------------------------------------------------------------------------------
Mortgage-backed securities        $ 38,880      $    3       $  341    $ 38,542
States & political subdivisions     29,240       1,709            -      30,949
-------------------------------------------------------------------------------
    Total Held-to-Maturity          68,120       1,712           341     69,491
-------------------------------------------------------------------------------


The amortized cost and fair value of debt securities at September 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2008                      Available-for-Sale            Held-to-Maturity
-----------------------------------------------------------------------------------------
                                       Amortized       Fair        Amortized       Fair
                                         Cost          Value         Cost          Value
-----------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities             $ 5,000        $ 5,091     $     -        $     -
After one year through five years:
    U.S. Agency securities              20,256         20,139           -              -
After five year through ten years:
    States & political subdivisions        460            466       4,091          4,231
After ten years:
    States & political subdivisions     39,940         37,076      25,142         26,143
-----------------------------------------------------------------------------------------
    Subtotal                            65,656         62,772      29,233         30,374
Mortgage-backed securities              21,980         21,948      34,291         34,053
-----------------------------------------------------------------------------------------
    Total Debt Securities              $87,636        $84,720     $63,524        $64,427
-----------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007 are as follows:


                                        Less than twelve months   Twelve months or more           Totals
                                        -----------------------   ---------------------    ----------------------
                                         Fair        Unrealized     Fair     Unrealized     Fair       Unrealized
September 30, 2008                       Value          Losses      Value      Losses       Value        Losses
-------------------------------------   -----------------------   ---------------------    ----------------------
U.S. Agency securities                  $20,139        $  117      $    -     $    -        $20,139     $   117
Mortgage-backed securities               45,365           402           -          -         45,365         402
States & political subdivisions          29,303         2,976         700        105         30,003       3,081
Equities                                     43             8         561        497            604         505
                                        -----------------------   ---------------------    ----------------------
   Total                                $94,850        $3,503      $1,261     $  602        $96,111     $ 4,105
                                        =======================   =====================    ======================


                                        Less than twelve months   Twelve months or more           Totals
                                        -----------------------   ---------------------    ----------------------
                                         Fair        Unrealized     Fair     Unrealized     Fair       Unrealized
September 30, 2008                       Value          Losses      Value      Losses       Value        Losses
-------------------------------------   -----------------------   ---------------------    ----------------------
Mortgage-backed securities               $    -       $    -       $     -     $   341      $38,285      $  341
States & political subdivisions           8,817           96             -           -        8,817          96
Equities                                  1,075          285           464         230        1,539         515
                                        -----------------------   ---------------------    ----------------------
   Total                                 $9,892       $  381       $38,749     $   571      $48,641      $  952
                                        =======================   =====================    ======================

The table at September 30, 2008, includes sixty-nine (69) securities that have unrealized losses for less than twelve months and thirteen (13) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2008, includes twenty-five (25) securities that have unrealized losses for less than twelve months and seven (7) securities that have been in an unrealized loss position for twelve or more months. The Company has analyzed its investment portfolio and determined that the market value fluctuation in these securities is consistent with the broader market and not a cause for recognition of a current loss.

U.S. AGENCY SECURITIES

The unrealized losses on the Company's investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

STATES AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

NOTE 5 -- LOAN PORTFOLIO

Details regarding the Company's loan portfolio are as follows:


                                                    September 30,    December 31,
As of:                                                 2008             2007
---------------------------------------------------------------------------------
Real estate - construction and land development      $ 22,098         $ 25,858
Real estate mortgages                                 352,398          318,437
Commercial                                             24,014           24,505
Credit card and related plans                           3,189            3,324
Installment and other                                  26,745           26,542
Obligations of states & political subdivisions          4,536            5,973
---------------------------------------------------------------------------------
     Loans, net of unearned income                    432,980          404,639
Less:  Allowance for loan losses                        5,240            4,700
---------------------------------------------------------------------------------
     Loans, net                                      $427,740         $399,939
---------------------------------------------------------------------------------

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's lending is primarily residential and commercial secured mortgage loans, in Northeastern Pennsylvania, based upon conservative underwriting standards.

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

NOTE 7 -- LONG-TERM DEBT

A summary of the long-term debt at September 30, 2008 is as follows:


Monthly Installment             Fixed Rate     Maturity Date     Balance
--------------------------------------------------------------------------
Amortizing loans
    $ 253                         3.22%          03/15/10        $ 4,439
       90                         3.10%          02/28/13          4,456
      430                         3.74%          03/13/13         21,344
       67                         3.44%          03/02/15          4,628
       13                         3.48%          03/31/15            936
       10                         3.83%          04/02/18            965
      186                         4.69%          03/13/23         23,507
--------------------------------------------------------------------------
  Total amortizing                                                60,275
--------------------------------------------------------------------------
Non-amortizing loans

                                  2.61%          03/02/09          1,000
                                  2.62%          08/31/09          1,000
                                  2.61%          03/01/10          1,000
                                  2.61%          08/30/10          1,000
                                  2.88%          02/28/11          2,000
                                  3.27%          02/29/12          2,000
                                  3.49%          02/28/13          7,000
--------------------------------------------------------------------------
  Total non-amortizing                                            15,000
--------------------------------------------------------------------------
  Total long-term debt                                           $75,275
---------------------------------------------------------------------------

The loans are secured by a general collateral pledge of the Company.

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at September 30, 2008 are as follows:


           September 30,      Principal
           -------------      ---------
               2009           $ 12,361
               2010             11,214
               2011             10,007
               2012             10,315
               2013             12,400
            Thereafter          18,978
                              ---------
                               $75,275
                              =========

NOTE 8 -- EMPLOYEE BENEFIT PLANS

The Company provides a post-retirement benefit plan for eligible employees.

The components of the post-retirement benefit costs are as follows:

                                      Post-retirement Benefits
                                      ------------------------
Nine months ended September 30,           2008         2007
--------------------------------------------------------------
Service cost                            $   4        $   3
Interest cost                              14           12
Expected return on plan assets              -            -
Amortization of prior service cost          5            6
Amortization of net loss (gain)             -            -
-------------------------------------------------------------
  Net periodic pension cost             $  23        $  21
-------------------------------------------------------------

Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $290 to its pension plan and $14 to its post-retirement plan for 2008. The final actuarial calculation for 2008 was revised to $400 and $32, respectively. As of September 30, 2008, $100 has been contributed to the pension plan for 2008. Readers should refer to the Annual Report on Form 10-K for further details on the Company's defined benefit pension plan. However, effective June 22, 2008 the Company froze its defined benefit pension plan.

The actuarially computed information on the plan curtailment, as to the pension obligation and funded status, was disclosed in Form 10-Q for the six month period ended June 30, 2008 as filed with the SEC on August 7, 2008.

Effective July 1, 2008, the Company sponsors a new 401(k) pension plan for all eligible employees. The Company's 401(k) expense for the three months ended September 30, 2008 was $60.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the following Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. Accordingly, at September 30, 2008, the balances in the capital stock and surplus accounts totaling $10,840 are unavailable for dividends.

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


                  Actual                                                Regulatory Requirements
-------------------------------------------                 --------------------------------------------
                                                                  For Capital            To Be
                                                               Adequacy   Purposes    "Well Capitalized"
                                                            -----------------------  -------------------
As of September 30, 2008                   Amount  Ratio       Amount      Ratio      Amount      Ratio
--------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                        $79,999  19.80%  >   $32,318  >  8.0%    >  $40,397  >  10.0%
                                                           -            -          -           -
    PSB (Bank)                            $76,623  19.03%  >    32,210  >  8.0%    >  $40,262  >  10.0%
                                                           -            -          -           -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC                                  $74,952  18.55%  >   $16,159  >  4.0%    >  $24,238  >   6.0%
                                                           -            -          -           -
    PSB                                   $71,588  17.78%  >   $16,105  >  4.0%    >  $24,157  >   6.0%
                                                           -            -          -           -
Tier 1 Capital (to Average Assets)
    PFSC                                  $74,952  12.20%  >   $     *  >    *     >  $30,711  >  5.0%
                                                           -            -          -           -
    PSB                                   $71,588  11.68%  >   $     *  >    *     >  $30,646  >  5.0%
                                                           -            -          -           -

PFSC - *3.0% ($18,427), 4.0% ($24,569) or 5.0% ($30,711) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($18,388), 4.0% ($24,517) or 5.0% ($30,646) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                  Actual                                                Regulatory Requirements
-------------------------------------------                 --------------------------------------------
                                                                  For Capital            To Be
                                                               Adequacy   Purposes    "Well Capitalized"
                                                            -----------------------  -------------------
As of December 31, 2007                   Amount  Ratio       Amount      Ratio      Amount      Ratio
--------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC                                  $75,145  19.89%  >   $30,222  > 8.0%   >    $37,777 > 10.0%
                                                           -            -        -            -
    PSB                                   $71,840  19.11%  >   $30,080  > 8.0%   >    $37,601 > 10.0%
                                                           -            -        -            -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC                                  $70,445  18.65%  >   $15,111  > 4.0%   >    $22,666 >  6.0%
                                                           -            -        -            -
    PSB                                   $67,140  17.86%  >   $15,040  > 4.0%   >    $22,561 >  6.0%
                                                           -            -        -            -
Tier 1 Capital (to Average Assets)
    PFSC                                  $70,445  12.11%  >   $     *  >   *    >    $29,081 >  5.0%
                                                           -            -        -            -
    PSB                                   $67,140  11.62%  >   $     *  >   *    >    $28,900 >  5.0%
                                                           -            -        -            -

PFSC - *3.0% ($17,449), 4.0% ($23,265) or 5.0% ($29,081) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($17,340), 4.0% ($23,120) or 5.0% ($28,900) depending on the bank's
CAMELS Rating and other regulatory risk factors.

NOTE 10 -- FAIR VALUE MEASUREMENTS (SFAS NO. 157)

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I: Quoted prices are available in active markets for identical assets or liabilities as of the record date.

Level II:  Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.


                                                      September 30, 2008
                                           ---------------------------------------------
                                            Level I     Level II   Level III     Total
                                           ----------  ----------  ---------  ----------
Assets:
  Securities available-for-sale              $6,259      $84,720     $  50     $91,029

PART 1.  FINANCIAL INFORMATION,  ITEM 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation and its subsidiary, Penn Security Bank and Trust Company, at September 30, 2008 and for the three and nine month periods ended September 30, 2008 and September 30, 2007. All information is presented in thousands of dollars, except as indicated.

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

In March 2008, VISA, Inc. (VISA) completed its initial public offering. Penn Security Bank & Trust Company and certain other VISA member banks are shareholders in VISA. Following the initial public offering, the Company received $1.2 million in proceeds from the offering, as a mandatory partial redemption of 28,351 shares, reducing the Company's holdings from 73,333 to 44,982 shares of Class B common stock. Using proceeds from this offering, VISA established a $3.0 billion escrow account to cover the resolution of pending litigation and related claims. The partial redemption proceeds of $1.2 million are reflected in other non-interest income in the first quarter of 2008.

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of September 30, 2008, the value of the Class A shares was $61.39 per share. The value of unredeemed Class A equivalent shares owned by the Company was $2.0 million as of September 30, 2008, and has not yet been reflected in the accompanying financial statements.

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


                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

                                              Nine Months Ended
                                                September 30,
                                            2008             2007            Change
                                       ---------------  ---------------  ---------------
Net interest income after provision
  for loan losses                       $ 16,454          $ 15,589          $   865
Non-interest income                        8,968             6,739            2,229
Non-interest expense                     (16,341)          (15,443)            (898)
Income tax provision                      (1,954)           (1,334)            (620)
                                       ---------------  ---------------  ---------------
    Net income                             7,127             5,551            1,576

Adjustments
-----------
Non-interest income
  Gain on mandatory redemption of
  VISA, Inc. class B common stock         (1,213)                -          (1,213)
Non-interest expense
    Covered litigation provision            (497)                -            (497)
                                       ---------------  ---------------  ---------------
    Total Adjustments pre-tax             (1,710)                -          (1,710)
Income tax provision                         581                 -              581
                                       ---------------  ---------------  ---------------
    After tax adjustments to GAAP         (1,129)                -           (1,129)
                                       ---------------  ---------------  ---------------
    Adjusted net income                 $  5,998          $  5,551          $   447
                                       ===============  ===============  ===============

Return on Average Assets                    1.30%             1.27%
Return on Average Equity                   11.05%            10.86%

Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2008 was 13.14% (11.05% excluding the VISA IPO impact) and 1.55% (1.30% excluding the VISA IPO impact), respectively. ROE was 10.86% and ROA was 1.27% for the same period last year.

EXECUTIVE SUMMARY

Penseco Financial Services Corporation reported an increase in net income of $61 or 2.8% for the three months ended September 30, 2008 to $2,242 or $1.04 per share compared with $2,181 or $1.01 per share from the year ago period. The increase in net income was primarily attributable to increased net interest income of $298 or 5.4% and higher non-interest income offset by higher non-interest expense. Interest on investments increased mainly due to purchases of securities of states & political subdivisions and U.S. Agencies while total interest expense declined mainly from lower deposit costs. The provision for loan losses decreased $141 from the year ago period. The allowance for loan losses at September 30, 2008 was 1.21% of total loans compared to 1.22% of total loans at June 30, 2008 and 1.16% of total loans at September 30, 2007.

Non-interest income increased $323 or 12.1% to $2,986 for the three months ended September 30, 2008, compared with $2,663 for the similar period of 2007. Total non-interest expense increased $726 or 14.2% to $5,826 for the three months ended September 30, 2008 compared with $5,100 for the same period of last year.

For the nine months ended September 30, 2008, net income increased $1,576 or 28.4%, to $7,127 or $3.32 per share compared with the year ago period of $5,551 or $2.58 per share. The increase in net income was primarily attributable to a one time after tax increase in income of $1,129 ($.53 per share) related to VISA, Inc.'s Initial Public Offering, which consisted of a gain from the mandatory partial share redemption by VISA and the reversal of a litigation liability accrual that had been recorded by the Company in the fourth quarter of 2007. Excluding the impact of the VISA transaction, net income increased $447 or 8.1% from the first nine months of 2007(1). Net interest income increased $955 or 5.9% to $17,072 for the nine months ended September 30, 2008 compared to $16,117 for the same period of 2007. The increase resulted from higher interest on investments of $425 or 7.9% due to purchases of securities of states & political subdivisions and U.S. Agencies. Total interest expense declined mainly due to lower deposit costs. Net interest income after provision for loan losses increased $865 or 5.5%. Year to date the provision for loan losses increased $90 from the year ago period.

Non-interest income increased $2,229 or 33.1% to $8,968 for the nine months ended September 30, 2008, compared with $6,739 for the same period in 2007 due primarily to the gain on the VISA stock redemption of $1,213. Total non-interest expense increased $898 or 5.8% to $16,341 for the nine months ended September 30, 2008 compared with $15,443 for the same period of 2007 primarily due to increased salaries and employee benefits. Without the impact of the VISA reversal, total non-interest expense would have increased $1,395 or 9.0%.

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

Net interest income after provision for loan losses increased $439 or 8.4% to $5,661 for the three months ended September 30, 2008 compared to $5,222 for the three months ended September 30, 2007. The average yield on interest earning assets decreased 62 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate 375 basis points from the fall of 2007 through the third quarter of 2008, offset by increases in the investment securities portfolio.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended September 30, 2008, net interest margin decreased 14 basis points to 3.85% from 3.99% in the same period of 2007.

---------------------------------
1 See pages 15 and 16 for a reconciliation of GAAP net income to net income excluding the gain related to the VISA, Inc. initial public offering during the nine months ended September 30, 2008.

Total average interest earning assets and average interest bearing funds increased in the three months ended September 30, 2008 as compared to 2007. Average interest earning assets increased $50.4 million or 9.1%, from $554.7 million in 2007 to $605.1 million in 2008 and average interest bearing funds increased $47.4 million, or 10.9%, from $435.5 million to $482.9 million for the same period, mainly due to higher loans and increases in money market accounts, repurchase agreements, and short-term borrowings, offset by lower time-deposits. Long-term borrowings increased a net of $17.0 million or 28.5% reflecting new borrowings during the first quarter of 2008. Average earning assets, including Bank-Owned Life Insurance (BOLI), increased to 96.5% for the three months ended September 30, 2008 from 96.0% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended September 30, 2008 and 2007. Average loans as a percentage of average interest earning assets increased from 70.4% in 2007 to 70.6% in 2008. Average investments increased $20.7 million from 26.0% to 27.2% of interest earning assets. Average short-term investments, federal funds sold and interest bearing balances with banks decreased $6.5 million to $13.3 million from $19.8 million. Average time deposits decreased $3.4 million to $108.0 million from $111.4 million, average long-term borrowings increased $17.0 million, while repurchase agreements increased $14.0 million or 50.7% to $41.6 million compared to $27.6 million for the year ago period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 3 basis points from 5.80% for the three months ended September 30, 2007 to 5.83% for the three months ended September 30, 2008. Average loan yields decreased 80 basis points, from 6.93% for the three months ended September 30, 2007 to 6.13% for the three months ended September 30, 2008.

The average time deposit costs decreased 79 basis points from 4.39% for the three months ended September 30, 2007 to 3.60% for the three months ended September 30, 2008, along with the average cost of money market accounts decreasing 134 basis points from 3.17% for the three months ended September 30, 2007 to 1.83% for the three months ended September 30, 2008.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2008 and September 30, 2007.

------------------------------------------------------------------------------------------------------
                                             SEPTEMBER 30, 2008            SEPTEMBER 30, 2007
ASSETS                                    AVERAGE   REVENUE/   YIELD/    AVERAGE   REVENUE/   YIELD/
                                          BALANCE   EXPENSE    RATE      BALANCE   EXPENSE    RATE
------------------------------------------------------------------------------------------------------
Investment Securities
    Available-for-sale:
      U.S. Agency obligations            $ 52,730   $  634     4.81%    $ 36,900   $  426     4.62%
      States & political subdivisions      40,688      457     6.81%      30,243      341     6.83%
      Federal Home Loan Bank stock          4,771       41     3.44%       3,784       59     6.24%
      Other                                 2,612       27     4.13%       3,089       25     3.24%
    Held-to-maturity:
      U.S. Agency obligations              34,820      413     4.74%      40,963      470     4.59%
      States & political subdivisions      29,234      392     8.13%      29,245      392     8.12%
Loans, net of unearned income:
    Real estate mortgages                 274,047    4,130     6.03%     252,059    4,158     6.60%
    Commercial real estate                 94,135    1,456     6.19%      75,686    1,368     7.23%
    Commercial                             23,844      380     6.37%      22,992      489     8.51%
    Consumer and other                     34,861      577     6.62%      39,969      754     7.55%
Federal funds sold                          6,685       31     1.85%      10,207      129     5.06%
Interest on balances with banks             6,627       28     1.69%       9,565      121     5.06%
------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
    Total Interest Income                 605,054    8,566     5.95%     554,702    8,732     6.57%
------------------------------------------------------------------------------------------------------
Cash and due from banks                    10,137                         10,648
Bank premises and equipment                 9,154                          9,646
Accrued interest receivable                 3,455                          3,430
Cash surrender value of life insurance      7,554                          7,237
Other assets                                4,559                          4,228
Less:  Allowance for loan losses            5,119                          4,320
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                             $634,794                       $585,571
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand-Interest bearing              $ 56,199   $   97     0.69%    $ 57,406   $  148     1.03%
    Savings                                76,338       92     0.48%      82,751      229     1.11%
    Money markets                         122,837      561     1.83%      96,410      763     3.17%
    Time - Over $100                       37,347      336     3.60%      40,913      504     4.93%
    Time - Other                           70,624      635     3.60%      70,512      718     4.07%
Federal funds purchased                         -        -        -            -        -        -
Repurchase agreements                      41,624      274     2.63%      27,609      231     3.35%
Short-term borrowings                       1,333        8     2.40%         273        4     5.86%
Long-term borrowings                       76,553      735     3.84%      59,633      605     4.06%
------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
    Total Interest Expense                482,855   $2,738     2.27%    $435,507   $3,202     2.94%
------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing              75,069                         76,587
All other liabilities                       3,616                          4,363
Stockholders' equity                       73,254                         69,114
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $634,794                       $585,571
------------------------------------------------------------------------------------------------------
Interest Spread                                                3.68%                          3.63%
------------------------------------------------------------------------------------------------------
Net Interest Income                      $  5,828                       $  5,530
------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
    Net interest margin                                        3.85%                          3.99%
    Return on average assets                                   1.41%                          1.49%
    Return on average equity                                  12.24%                         12.62%
    Average equity to average assets                          11.54%                         11.80%
    Dividend payout ratio                                     40.38%                         36.63%
-------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses increased $865 or 5.5% to $16,454 for the nine months ended September 30, 2008, compared to $15,589 for the nine months ended September 30, 2007. The average yield on interest earning assets decreased 38 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate 375 basis points from the fall of 2007 through the third quarter of 2008, offset by increases in the investment securities portfolio.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the nine months ended September 30, 2008, net interest margin was 3.89% decreasing 1 basis point from 3.90% in the same period of 2007.

Total average interest earning assets and average interest bearing funds increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Average interest earning assets increased $33.4 million or 6.1%, from $551.0 million in 2007 to $584.4 million in 2008 and average interest bearing funds increased $31.6 million, or 7.3%, from $433.4 million to $465.0 million for the same periods. As a percentage of average assets, average earning assets, including BOLI, increased to 96.4% for the nine months ended September 30, 2008 from 96.0% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2008 and 2007. Average loans as a percentage of average interest earning assets increased from 69.0% in 2007 to 71.2% in 2008, due in part to the increase of new and refinanced residential mortgages as well as an increase in commercial loans secured by real estate. Average investments increased $10.2 million year over year and increased as a percentage of average assets to 27.7% at September 30, 2008 from 27.5% at September 30, 2007. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased $12.7 million to $6.6 million from $19.3 million and also decreased as a percentage of average interest earning assets from 3.5% in 2007 to 1.1% in 2008. Average time deposits decreased $12.2 million or 10.2% from 27.7% of interest bearing liabilities in 2007 to 23.2% in 2008. Average short-term borrowings increased $5.8 million; average long-term borrowings increased $10.9 million, while repurchase agreements increased $9.8 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield increased 13 basis points from 5.70% for the nine months ended September 30, 2007 to 5.83% for the nine months ended September 30, 2008. Also, average loan yields decreased 58 basis points, from 6.88% for the nine months ended September 30, 2007 to 6.30% in the same period of 2008.

The average time deposit costs decreased 49 basis points from 4.38% for the nine months ended September 30, 2007 to 3.89% for the nine months ended September 30, 2008, along with the average cost of money market accounts decreasing 110 basis points from 3.11% for the nine months ended September 30, 2007 to 2.01% for the nine months ended September 30, 2008.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2008 and September 30, 2007.

------------------------------------------------------------------------------------------------------
                                             SEPTEMBER 30, 2008            SEPTEMBER 30, 2007
ASSETS                                    AVERAGE   REVENUE/   YIELD/    AVERAGE   REVENUE/   YIELD/
                                          BALANCE   EXPENSE    RATE      BALANCE   EXPENSE    RATE
------------------------------------------------------------------------------------------------------
Investment Securities
    Available-for-sale:
      U.S. Agency obligations            $ 47,809  $ 1,774     4.95%    $ 40,943   $ 1,404    4.57%
      States & political subdivisions      40,799    1,353     6.70%      30,227     1,011    6.76%
      Federal Home Loan Bank stock          4,796      135     3.75%       3,983       190    6.36%
      Other                                 2,795       76     3.63%       4,661       132    3.78%
    Held-to-maturity:
      U.S. Agency obligations              36,454    1,278     4.67%      42,647     1,455    4.55%
      States & political subdivisions      29,237    1,168     8.07%      29,247     1,167    8.06%
Loans, net of unearned income:
    Real estate mortgages                 267,788   12,265     6.11%     241,689    11,701    6.46%
    Commercial real estate                 88,392    4,265     6.43%      74,961     4,176    7.43%
    Commercial                             23,978    1,237     6.88%      23,237     1,476    8.47%
    Consumer and other                     35,812    1,873     6.97%      40,092     2,268    7.54%
Federal funds sold                          2,228       31     1.86%      11,112       433    5.20%
Interest on balances with banks             4,337       62     1.91%       8,203       314    5.10%
------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
    Total Interest Income                 584,425  $25,517     6.12%     551,002   $25,727    6.50%
------------------------------------------------------------------------------------------------------
Cash and due from banks                    10,078                         10,446
Bank premises and equipment                 9,183                          9,675
Accrued interest receivable                 3,363                          3,311
Cash surrender value of life insurance      7,475                          7,160
Other assets                                4,667                          4,099
Less:  Allowance for loan losses            4,919                          4,238
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                             $614,272                       $581,455
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand-Interest bearing              $ 54,349  $   314     0.77%    $ 55,419   $   406      .98%
    Savings                                76,741      329     0.57%      81,376       683     1.12%
    Money markets                         112,516    1,696     2.01%      89,535     2,088     3.11%
    Time - Over $100                       38,042    1,142     4.00%      41,709     1,540     4.92%
    Time - Other                           69,872    2,003     3.82%      78,416     2,408     4.09%
Federal funds purchased                         -        -        -            -         -        -
Repurchase agreements                      34,256      681     2.65%      24,478       588     3.20%
Short-term borrowings                       6,224      158     3.38%         396        15     5.05%
Long-term borrowings                       73,003    2,122     3.88%      62,107     1,882     4.04%
------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
    Total Interest Expense                465,003  $ 8,445     2.42%     433,436   $ 9,610     2.96%
------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing              72,213                         75,164
All other liabilities                       4,714                          4,698
Stockholders' equity                       72,342                         68,157
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $614,272                       $581,455
------------------------------------------------------------------------------------------------------
Interest Spread                                                3.70%                           3.54%
------------------------------------------------------------------------------------------------------
Net Interest Income                                $17,072                        $16,117
------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
    Net interest margin                                        3.89%                           3.90%
    Return on average assets                                   1.55%                           1.27%
    Return on average equity                                  13.14%                          10.86%
    Average equity to average assets                          11.78%                          11.72%
    Dividend payout ratio                                     37.35%                          43.02%
------------------------------------------------------------------------------------------------------

INVESTMENTS

The Company's investment portfolio has primarily of two functions: To provide liquidity and to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company's mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

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

The provision for loan losses decreased $141 from $308 for the three months ended September 30, 2007 to $167 for the three months ended September 30, 2008. Loans charged off totaled $82 and recoveries were $15 for the three months ended September 30, 2008. In the same period of 2007, loans charged off totaled $28 and recoveries were $0. For the nine months ended September 30, 2008, the provision for loan losses was $618, an increase of $90 from $528 in the first nine months of 2007. Loans charged-off totaled $109 and recoveries were $31 for the nine months ended September 30, 2008. In the same period of 2007 loans charged off were $130, offset by recoveries of $2. At September 30, 2008 the allowance for loan losses was $5,240, or 1.21% of gross loans compared to $4,600 or 1.16% of gross loans at September 30, 2007.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the three months ended September 30, 2008 and September 30, 2007, respectively:


                                             September 30,    September 30,
Three Months Ended:                              2008             2007
---------------------------------------------------------------------------
Trust department income                       $   386          $   421
Service charges on deposit accounts               403              245
Merchant transaction income                     1,583            1,482
Other fee income                                  483              414
Bank-owned life insurance income                   78               80
Other operating income                             30               23
VISA mandatory share redemption                     -                -
Realized gains (losses) on securities, net         23               (2)
---------------------------------------------------------------------------
    Total Non-Interest Income                 $ 2,986          $ 2,663
---------------------------------------------------------------------------

Total non-interest income increased $323 or 12.1% to $2,986 for the three months ended September 30, 2008, compared with $2,663 for the same period in 2007. Trust department income decreased $35 or 8.3% due to the decrease in market value of trust assets. Service charges on deposit accounts increased $158 or 64.5% primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income increased $101 or 6.8% due to higher transaction volume and new business. Other fee income increased $69 or 16.7% from prior year levels mostly due to increases in brokerage income of $47. Realized gains (losses) on securities increased $25 to $23 from ($2) for the same period of 2007, due to the sale of equity securities and mortgage-backed securities.

The following table sets forth information by category of non-interest income for the Company for the nine months ended September 30, 2008 and September 30, 2007, respectively:


                                       September 30,    September 30,
Nine Months Ended:                         2008             2007
---------------------------------------------------------------------
Trust department income                 $  1,133          $ 1,160
Service charges on deposit accounts        1,062              756
Merchant transaction income                3,702            3,402
Other fee income                           1,451            1,068
Bank-owned life insurance income             236              235
Other operating income                       148               69
VISA mandatory share redemption            1,213                -
Realized gains (losses) on
  securities, net                             23               49
---------------------------------------------------------------------
    Total Non-Interest Income           $  8,968          $ 6,739
---------------------------------------------------------------------

Total non-interest income increased $2,229 or 33.1% to $8,968 during the first nine months of 2008 from $6,739 for the same period of 2007. Service charges on deposit accounts increased $306 or 40.5% primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income increased $300 or 8.8%, mainly due to higher transaction volume and new business. Other fee income increased $383 or 35.9% mainly from increased brokerage fee income of $326 compared to last year. Other operating income increased $79 or 114.5% due to increased income on other real estate owned of $49, along with an increase in general operating income. The Company realized a gain of $1,213 related to VISA, Inc.'s Initial Public Offering, which consisted of a mandatory partial share redemption, during the first quarter of 2008, discussed earlier. Realized gains (losses) on securities decreased $26 or 53.1% to $23 during the first nine months of 2008 from $49 for the same period of 2007.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the three months ended September 30, 2008 and September 30, 2007, respectively:

                                       September 30,    September 30,
Three Months Ended:                       2008              2007
---------------------------------------------------------------------
Salaries and employee benefits           $ 2,481          $ 2,108
Expense of premises and fixed assets         626              605
Merchant transaction expenses              1,182            1,149
Other operating expenses                   1,537            1,238
--------------------------------------------------------------------
    Total Non-Interest Expenses          $ 5,826          $ 5,100
--------------------------------------------------------------------

Total non-interest expenses increased $726 or 14.2% to $5,826 for the three months ended September 30, 2008 compared with $5,100 for the same period of 2007. Salaries and employee benefits expense increased $373 or 17.7% aided by a $210 rebate of health insurance premiums during the third quarter of 2007, along with current quarter increases in salaries and commissions resulting from additional employee hires and increased wealth management revenue. Other operating expenses increased $299 or 24.2% aided by a $139 rebate of computer processing fees during the third quarter of 2007, along with current quarter increases in professional services of $124, brokered money market administrative fees of $25 and stationery and supplies of $25.

The following table sets forth information by category of non-interest expenses for the Company for the nine months ended September 30, 2008 and September 30, 2007, respectively:

                                       September 30,    September 30,
Nine Months Ended:                         2008             2007
---------------------------------------------------------------------
Salaries and employee benefits           $ 7,405          $ 6,813
Expense of premises and fixed assets       2,061            1,955
Merchant transaction expenses              2,787            2,644
Other operating expenses                   4,088            4,031
---------------------------------------------------------------------
    Total Non-Interest Expenses          $16,341          $15,443
---------------------------------------------------------------------

Total non-interest expenses increased $898 or 5.8% to $16,341 during the nine months of 2008 compared with $15,443 for the same period of 2007. Salaries and employee benefits expense increased $592 or 8.7% mainly due to increased salaries resulting from additional employee hires, along with increased commissions of $246 related to our wealth management division. Premises and fixed assets expense increased $106 or 5.4% due to computer system upgrades and increased occupancy expense. Merchant transaction expenses increased $143 or 5.4% due to higher transaction volume. Other operating expenses increased $57 or 1.4% due to increases in professional services of $285, contributions of $91, stationery and supplies of $51 and general operating expenses, offset by the reversal in the first quarter of 2008 of the $497 VISA litigation accrual recorded by the Company in the fourth quarter of 2007. Without the impact of the VISA reversal, total non-interest expenses would have increased $1,395 or 9.0%(2).

INCOME TAXES

Applicable income taxes decreased $25 or 4.1% to $579 for the three months ended September 30, 2008 from $604 for the same period of 2007 due to more tax-free income included in overall operating income. Also, applicable income taxes increased $620 or 46.5% during the first nine months of 2008 primarily due to the income on the VISA initial public offering and overall higher income.

-----------------------------
2 See pages 15 and 16 for a reconciliation of GAAP net income to net income excluding the gain related to the VISA, Inc. initial public offering during the nine months ended September 30, 2008.

LOAN PORTFOLIO

Details regarding the Company's loan portfolio are as follows:

                                                         September 30,   December 31,
As of:                                                       2008           2007
-------------------------------------------------------------------------------------
Real estate - construction and land development           $ 22,098         $ 25,858
Real estate mortgages                                      352,398          318,437
Commercial                                                  24,014           24,505
Credit card and related plans                                3,189            3,324
Installment and other                                       26,745           26,542
Obligations of states & political subdivisions               4,536            5,973
-------------------------------------------------------------------------------------
     Loans, net of unearned income                         432,980          404,639
Less:  Allowance for loan losses                             5,240            4,700
-------------------------------------------------------------------------------------
     Loans, net                                           $427,740         $399,939
-------------------------------------------------------------------------------------

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's lending is primarily residential and commercial secured mortgage loans, in Northeastern Pennsylvania, based upon conservative underwriting standards.

LOAN QUALITY

The lending activities of the Company are guided by the comprehensive lending policy established by the Board of Directors. Loans must meet criteria which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions. Due to the consistent application of conservative underwriting standards, the Company's loan quality has remained strong during the current general economic downturn. The Company has not engaged in any sub-prime credit lending and is therefore, not subject to the credit risks associated with such loans.

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

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                               September 30,    December 31,    September 30,
As of:                                             2008            2007             2007
---------------------------------------------------------------------------------------------
Non-accrual loans                               $ 1,352          $ 1,610         $  406
Other real estate owned                               -                -              -
---------------------------------------------------------------------------------------------
   Total non-performing assets                  $ 1,352          $ 1,610         $  406
---------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
      Secured by real estate                    $   924          $    57         $  285
      Guaranteed student loans                      200              408            461
      Credit card loans                              29                2             17
      Commercial                                      -                -              -
      Other loans to individuals for
        household, family, and other personal
        expenditures                                  -               12              2
---------------------------------------------------------------------------------------------
   Total loans past due 90 days or
        more and accruing                       $ 1,153          $   479         $  765
---------------------------------------------------------------------------------------------

Non-accrual loans increased $946 to $1,352 at September 30, 2008 from $406 at September 30, 2007. However, non-accrual loans have decreased $258 from $1,610 at December 31, 2007.

Loans are generally placed on a non-accrual status when principal or interest is past due 90 days and when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of future principal and interest is probable.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,352 at September 30, 2008, up from $406 at September 30, 2007. If interest on those loans had been accrued, such income would have been $186 and $253 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Interest income on those loans, which is recorded only when received, amounted to $16 and $143 at September 30, 2008 and September 30, 2007, respectively. There were no commitments to lend additional funds to individuals whose loans are in non-accrual status.

Management's process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

As of September 30, 2008 there are no significant loans as to which management has serious doubt about their collectibility. During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for Reorganization under Chapter 11 of the Bankruptcy Act. Currently, the Company holds $8.4 million of TERI loans out of a total student loan portfolio of $20.7 million. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At September 30, 2008 there was $128,000 in such loans placed on non-accrual status, essentially unchanged from June 30, 2008.

At September 30, 2008 and December 31, 2007, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

                                         September 30,  September 30,
Three Months Ended:                           2008          2007
---------------------------------------------------------------------
Balance at beginning of period            $  5,140       $  4,320
Charge-offs:
    Real estate mortgages                        -              -
    Commercial and all others                    -             10
    Credit card and related plans                2             18
    Installment loans                           80              -
---------------------------------------------------------------------
Total charge-offs                               82             28
---------------------------------------------------------------------
Recoveries:
   Real estate mortgages                         -              -
   Commercial and all others                     1              -
   Credit card and related plans                14              -
   Installment loans                             -              -
---------------------------------------------------------------------
Total recoveries                                15              -
---------------------------------------------------------------------
Net charge-offs (recoveries)                    67             28
---------------------------------------------------------------------
Provision charged to operations                167            308
---------------------------------------------------------------------
          Balance at End of Period          $5,240         $4,600
---------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
  to average loans outstanding               0.016%         0.007%
---------------------------------------------------------------------

                                         September 30,  September 30,
Nine Months Ended:                           2008           2007
---------------------------------------------------------------------
Balance at beginning of period            $  4,700       $  4,200
Charge-offs:
   Real estate mortgages                         -             84
   Commercial and all others                     -             10
   Credit card and related plans                16             34
   Installment loans                            93              2
---------------------------------------------------------------------
Total charge-offs                              109            130
---------------------------------------------------------------------
Recoveries:
   Real estate mortgages                         -              -
   Commercial and all others                    14              -
   Credit card and related plans                17              1
   Installment loans                             -              1
---------------------------------------------------------------------
Total recoveries                                31              2
---------------------------------------------------------------------
Net charge-offs (recoveries)                    78            128
---------------------------------------------------------------------
Provision charged to operations                618            528
---------------------------------------------------------------------
          Balance at End of Period         $ 5,240       $  4,600
---------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
  to average loans outstanding               0.019%         0.034%
---------------------------------------------------------------------

The allowance for loan losses at September 30, 2008 was $5,240 or 1.21% of total loans compared to $4,600 or 1.16% of total loans at September 30, 2007. Management believes the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:

                                September 30,       December 31,       September 30,
As of:                              2008               2007                2007
----------------------------------------------------------------------------------------
                                Amount      % *    Amount       % *    Amount      % *
----------------------------------------------------------------------------------------
Real estate mortgages           $1,200     86%     $1,200      85%     $1,300     84%
Commercial and all others        3,440      6%      2,900       7%      2,780      7%
Credit card and related plans      300      1%        300       1%        250      1%
Personal installment loans         300      7%        300       7%        270      8%
----------------------------------------------------------------------------------------
    Total                       $5,240    100%     $4,700     100%     $4,600    100%
----------------------------------------------------------------------------------------

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At September 30, 2008 the Company had $202,978 of available borrowing capacity with the FHLB.

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

At September 30, 2008 the Bank has entered into contracts for the renovation of various branches, in the amount of $3,216, approximately $748 of which had been disbursed as of October 17, 2008.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At September 30, 2008 the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,990.

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

The Company's total risk-based capital ratio was 19.80% at September 30, 2008. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

There have been no substantive changes in the internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1   -- LEGAL PROCEEDINGS

    None.

ITEM 1A -- RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

At September 30, 2008, the Company owned approximately $91.0 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of September 30, 2008, the Company's available for sale marketable securities portfolio had a net unrealized loss, net of taxes, of $1.8 million. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

OPERATIONAL RISK

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer services, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of September 30, 2008, the Company employed 173 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

OUR FUTURE PENSION PLAN COSTS AND CONTRIBUTIONS COULD BE UNFAVORABLY IMPACTED BY THE FACTORS THAT ARE USED IN THE ACTUARIAL CALCULATIONS.

Our costs for the non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund our plans with higher amounts of cash than are anticipated by our actuaries. Such increased funding obligations could have a material impact on our liquidity by reducing our cash flows.

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


PENSECO FINANCIAL SERVICES CORPORATION



By      /s/ CRAIG W. BEST
        ------------------------------
        Craig W. Best
        President and CEO

Dated:  November 6, 2008



By      /s/ PATRICK SCANLON
        ------------------------------
        Patrick Scanlon
        Senior Vice President, Controller
        (Principal Financial Officer)

Dated:  November 6, 2008

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

October 31, 2008                                /s/  CRAIG W. BEST
                                                ------------------------------
                                                Craig W. Best
                                                President and CEO

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


October 31, 2008                               /s/  PATRICK SCANLON
                                               ------------------------------
                                               Patrick Scanlon
                                               Senior Vice President, Controller
                                               (Principal Financial Officer)

                                                                     Exhibit 32

                                 CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

      (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

      (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.


                                                /s/  CRAIG W. BEST
                                                -----------------------------
                                                Craig W. Best
                                                President and CEO
                                                October 31, 2008


                                 CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

      (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

      (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.


                                               /s/  PATRICK SCANLON
                                               -----------------------------
                                               Patrick Scanlon
                                               Senior Vice President, Controller
                                               (Principal Financial Officer)
                                               October 31, 2008