Form 10-K
period 2008-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2009-03-16
CIK 1054508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

                     Common Stock, Par Value $ .01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No|X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                         Accelerated filer  |X|

Non-accelerated filer |_| (Do not check if a smaller reporting company)

Small reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No|X|

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on June 30, 2008, based on the closing price of such stock on that date, equals approximately $72,139,468.

The number of shares of common stock outstanding as of February 26, 2009 equals 2,148,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement relating to the 2009 Annual Meeting of Stockholders, to be held on May 5, 2009, are incorporated by reference in Part III.

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

The Company's principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, investor services, marketing, audit, human resources, executive, data processing, central loan processing and central bookkeeping offices. There are eight additional offices.

Through its banking subsidiary, the Company generates interest income from its outstanding loans receivable and its investment portfolio. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company's primary costs are interest paid on deposits and borrowings and general operating expenses. The Company provides a variety of commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Company's primary lending products are real estate, commercial and consumer loans. The Company also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Company's primary deposit products are savings and demand deposit accounts and certificates of deposit. The Company also offers collateralized repurchase agreements that have a one day maturity, as an alternative deposit option for its customers.

The Company has a third party marketing agreement with National Financial Services that allows the Company to offer a full range of securities, brokerage and annuity sales to its customers. The Investor Services division is located in the headquarters building and the services are offered throughout the entire branch system.

The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

An Agreement and Plan of Merger (The Agreement) by and between Penseco Financial Services Corporation, Penn Security Bank and Trust Company and Old Forge Bank, dated December 5, 2008, provides for, among other things, Penseco to acquire Old Forge Bank through a two-step merger transaction. Old Forge Bank will be merged with and into Penn Security Bank and Trust Company. Following the merger, Penn Security Bank and Trust Company will continue to operate as a banking subsidiary of Penseco Financial Services Corporation.

Shareholders of Old Forge Bank will be entitled to receive the merger consideration in either cash or shares of Penseco common stock, or any combination thereof, subject to certain limitations and allocation procedures set forth in the Agreement. The per share amount will be calculated from the cash consideration and the value of the stock consideration based on the Penseco closing price, as such term is defined in the Agreement. The per share amount will be approximately $103.76, provided that the Penseco closing price per share is between $35.99 and $39.77.

Penseco and Old Forge Bank have agreed to use reasonable best efforts to obtain all regulatory approvals required to complete the transactions contemplated by the merger agreement. These approvals include approval from the Federal Deposit Insurance Corporation, under the Federal Bank Merger Act, and the Pennsylvania Department of Banking under the Pennsylvania Banking Code of 1965, as well as various other regulatory authorities. The transaction is also subject to the non-objection of the Federal Reserve Bank of Philadelphia, because the merger involves an acquisition by a bank holding company. Old Forge Bank and Penseco have completed the filing of applications and notifications to obtain the required regulatory approvals. The Company hopes to consummate the acquisition of Old Forge Bank on or before April 1, 2009.

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

Also, the Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are also not materially affected by seasonal changes.

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At December 31, 2008, the Company owned approximately $95.0 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. As of December 31, 2008, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $225 thousand. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

COMPLIANCE RISK

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

The Company is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file annual and quarterly reports of its operations with the FRB.

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

OPERATIONAL RISK

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer service, as well as efficient and profitable operations, are dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of December 31, 2008, the Company employed 172 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

A CONTINUATION OF RECENT TURMOIL IN THE FINANCIAL MARKETS COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and volatile. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken steps to try to stabilize the financial system, including investing in financial institutions. The Company has not applied for and is not participating in any government sponsored Capital Purchase Programs. Our businesses, financial conditions and results of operations could be adversely affected by (1) continued disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, including the Federal Home Loan Bank, (3) limitations resulting from governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated. Further, there can be no assurance that action by federal and state legislatures, and governmental agencies and regulators, including the enacted legislation authorizing the U.S. government to invest in financial institutions, or changes in tax policy, will help stabilize the U.S. financial system and any such action, including changes to existing legislation or policy, could have an adverse effect on the financial conditions or results of operations of the Company.

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

The principal office, located at the corner of North Washington Avenue and Spruce Street in the "Central City" of Scranton's business district, houses the operations, trust, investor services, marketing and audit departments as well as the Company's executive offices. Several remote ATM locations are leased by the Bank, which are located throughout Northeastern Pennsylvania. All branches and ATM locations are equipped with closed circuit television monitoring.

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

                                     PART II
                                     -------

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

This Form 10-K is the Company's annual disclosure statement as required under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Questions may be directed to any branch location of the Company or by contacting the Finance Division Head's office at:

         Patrick Scanlon, Senior Vice President, Finance Division Head
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                       Scranton, Pennsylvania 18503-1848
                                 1-800-327-0394

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

      Domestic Securities                    Janney Montgomery Scott, LLC
      Freedman Billings Ramsey               Knight Equity Markets, LP
      Hill Thompson Magid & Company, Inc.    Monroe Securities, Inc.
      Hudson Securities, Inc.                Stifel, Nicolaus & Company, Inc.

The Company's capital stock is traded on the "Over-the-Counter" (Bulletin Board) under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                                         Dividends                                                    Dividends
                                           Paid                                                         Paid
2008                    High     Low     Per Share           2007                    High     Low     Per Share
--------------------------------------------------           --------------------------------------------------
First Quarter           $41      $35      $ .42              First Quarter           $43      $38      $ .37
Second Quarter           42       37        .42              Second Quarter           40       37        .37
Third Quarter            41       38        .41              Third Quarter            38       36        .37
Fourth Quarter           40       36        .41              Fourth Quarter           40       34        .47
                                          -----                                                        -----
                                          $1.66                                                        $1.58

As of February 6, 2009 there were approximately 839 stockholders of the Company based on the number of holders of record. Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 19 and 48 of this Form 10-K.

TRANSFER AGENT

Registrar & Transfer Co., 10 Commerce Drive, Cranford, NJ 07016 serves as the Company's transfer agent. Stockholders' questions should be directed to the Registrar & Transfer Co. investor relations department at 800-368-5948.

PENSECO FINANCIAL SERVICES CORPORATION

The following line graph sets forth comparative information regarding the Company's cumulative shareholder return on its Common Stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the investment period. The Company's cumulative shareholder return based on an investment of $100 at the beginning of the five-year period beginning December 31, 2003 is compared to the cumulative total return of the Russell 2000 Index ("Russell 2000") and the SNL Securities Northeast Quadrant Pink Sheet Banks Index ("Pink Banks"), which more closely reflects the Company's peer group. The yearly points marked on the horizontal axis of the graph correspond to December 31st of that year.

                              [GRAPH APPEARS HERE]


                                                                   Period Ending
--------------------------------------------------------------------------------------------------------------
Index                                12/31/03     12/31/04     12/31/05     12/31/06     12/31/07     12/31/08
--------------------------------------------------------------------------------------------------------------
Penseco Financial Services
  Corporation                         $100.00      $106.10      $109.78      $115.71      $111.43      $108.24
Russell 2000                           100.00       118.33       123.72       146.44       144.15        95.44
SNL Northeast OTC-BB and
  Pink Banks                           100.00       116.50       116.15       120.03       116.89        95.21

ITEM 6 SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

RESULTS OF OPERATIONS:


                                               2008            2007            2006           2005         2004
-------------------------------------------------------------------------------------------------------------------
Interest Income                            $   33,898      $   34,329        $   31,922    $   28,170  $   25,385
Interest Expense                               10,830          12,739            11,054         8,580       7,579
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                            23,068          21,590            20,868        19,590      17,806
Provision for Loan Losses                         861             657               433           263         144
-------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision
  for Loan Losses                              22,207          20,933            20,435        19,327      17,662
Non-Interest Income                            11,036           8,720             8,205         8,874       9,594
Non-Interest Expenses                          22,172          21,331            21,037        20,719      20,584
Income Taxes                                    2,458           1,624             1,595         1,613       1,071
-------------------------------------------------------------------------------------------------------------------
Net Income                                 $    8,613      $    6,698        $    6,008    $    5,869  $    5,601
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AMOUNTS:
Assets                                     $  628,967      $  580,793        $  569,821    $  575,688  $  563,708
Investment Securities                      $  157,480      $  145,448        $  166,080    $  229,957  $  262,678
Net Loans                                  $  435,873      $  399,939        $  365,722    $  317,562  $  276,576
Deposits                                   $  424,725      $  416,533        $  413,800    $  397,867  $  395,301
Long-Term Borrowings                       $   72,720      $   55,966        $   65,853    $   75,401  $   84,620
Stockholders' Equity                       $   73,642      $   69,715        $   66,571    $   63,799  $   62,376

PER SHARE AMOUNTS:
Earnings per Share                         $     4.01      $     3.12        $     2.80    $     2.73  $     2.61
Dividends per Share                        $     1.66      $     1.58        $     1.50    $     1.44  $     1.35
Book Value per Share                       $    34.28      $    32.45        $    30.99    $    29.70  $    29.04
Common Shares Outstanding                   2,148,000       2,148,000         2,148,000     2,148,000   2,148,000

FINANCIAL RATIOS:
Net Interest Margin                              3.93%           3.92%             3.89%         3.57%       3.18%
Return on Average Assets                         1.40%           1.15%             1.07%         1.03%        .96%
Return on Average Equity                        11.89%           9.75%             9.15%         9.23%       9.11%
Average Equity to Average Asset                 11.76%          11.81%            11.68%        11.19%      10.57%
Dividend Payout Ratio                           41.40%          50.64%            53.57%        52.75%      51.72%


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

SUMMARY

Net income for 2008 increased $1,915 or 28.6%, to $8,613 or $4.01 per share compared with the year ago period of $6,698 or $3.12 per share. The increase in net income was primarily attributable to a one time after tax increase in income of $1,129 ($.53 per share) related to VISA, Inc.'s Initial Public Offering, which consisted of a gain from the mandatory partial share redemption by VISA and the reversal of a litigation liability accrual that had been recorded by the Company in the fourth quarter of 2007. Excluding the impact of the VISA transaction, net income increased $458 or 6.5% from the twelve months of 2007(1). Net interest income increased $1,478 or 6.8% to $23,068 for the twelve months ended December 31, 2008 compared to $21,590 for the same period of 2007. The increase resulted from higher interest on investments of $504 or 7.1% due to increased volume of securities of states & political subdivisions and U.S. Agencies. Total interest expense declined $1,909 or 15.0% mainly due to lower deposit costs. Net interest income after provision for loan losses increased $1,274 or 6.1%. The provision for loan losses increased $204 to $861 during 2008 compared with $657 for the same period of 2007.

------------------------
     1 See pages 20 and 21 for a reconciliation of GAAP net income to net income excluding the gain related to the VISA, Inc. initial public offering during the years ended December 31, 2008.

Earnings for 2007 were impacted by a fourth quarter charge, related to lawsuits against VISA, Inc., which VISA member banks were required to recognize as a contingent liability to indemnify VISA, Inc. as described further herein. The Company recorded a total expense of $497, which is $328 net of tax, or $0.15 per share. Net earnings for 2007 increased from 2006 mainly due to higher interest income from strong loan demand experienced during 2007. This was offset by a higher provision for loan losses, as well as, increased operating expenses. Income taxes were slightly higher than year ago levels.

The Company's return on average assets was 1.40% in 2008 compared to 1.15% in 2007 and 1.07% in 2006. Return on average equity was 11.89%, 9.75% and 9.15% in 2008, 2007 and 2006, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.

Net interest income increased $1.5 million or 6.9% to $23.1 million for 2008 compared to $21.6 million for 2007. Loan interest income was slightly lower for 2008. Investment income increased due to increased volume of securities of states & political subdivisions and U.S. Agency securities. Interest expense for 2008 decreased $1.9 million or 15.0% to $10.8 million for 2008 compared to $12.7 million in 2007, mainly due to lower deposit costs.

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

Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2008 was 3.93% compared with 3.92% for the year ended December 31, 2007 and 3.89% for the year ended December 31, 2006.

Interest income in 2008 totaled $33.9 million, compared to $34.3 million in 2007, a decrease of $.4 million or 1.2%. The tax equivalent yield on average interest-earning assets decreased to 6.07% in 2008, compared to 6.50% in 2007. Average interest-earning assets increased in 2008 to $586.7 million from $551.3 million in 2007. Average loans, which are typically the Company's highest yielding earning assets, increased $35.2 million or 9.1% in 2008. Average loans represented 71.8% of 2008 average interest-earning assets, compared to 70.0% in 2007. Income on loans decreased $.2 million or .8% in 2008, compared to an increase in loan income of $3.0 million or 12.8% during 2007. Investment securities increased on average by $10.7 million or 7.2% to $160.1 million in 2008 compared to $149.4 million in 2007. Income on investments increased $.5 million or 7.0% to $7.6 million in 2008, from $7.1 million in 2007. Average earning assets, including BOLI, increased to 96.4% of average total assets for 2008 compared to 96.0% for the year ago period.

The average rate paid on interest-bearing liabilities decreased during 2008 to 2.32%, compared to 2.94% in 2007.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the company's major asset and liability items for the years ended December 31, 2008, 2007 and 2006.

-----------------------------------------------------------------------------------------------------------------------------------
                                                 2008                            2007                            2006
ASSETS                               AVERAGE    REVENUE    YIELD/    AVERAGE    REVENUE    YIELD/    AVERAGE    REVENUE    YIELD/
                                     BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE
-----------------------------------------------------------------------------------------------------------------------------------
Investment Securities:
 Available-for-Sale
  U.S. Agency obligations           $ 47,530    $ 2,270    4.78%     $ 38,992   $ 1,824    4.68%     $ 83,355    $ 3,186   3.82%
  States & political subdivision      40,127      1,818    6.86        31,098     1,385    6.75        24,851      1,114   6.79
  Federal Home Loan Bank stock         4,911        164    3.34         3,948       248    6.28         4,738        232   4.90
  Other                                2,497         92    3.68         4,208       156    3.71         3,119        108   3.46
 Held to Maturity:
  U.S. Agency obligations             35,775      1,677    4.69        41,866     1,907    4.56        48,801      2,174   4.45
  States & political subdivisions     29,235      1,562    8.10        29,246     1,559    8.08        29,221      1,574   8.16
Loans, net of unearned income:
  Real estate mortgages              270,368     16,376    6.06       246,504    15,825    6.42       202,709     13,578   6.70
  Commercial real estate              90,544      5,734    6.33        76,132     5,637    7.40        67,736      4,881   7.21
  Commercial                          24,286      1,612    6.64        23,036     1,928    8.37        31,690      2,131   6.72
  Consumer & other                    35,794      2,496    6.97        40,141     3,039    7.57        37,679      2,784   7.39
Federal funds sold                     1,739         29    1.67         8,795       456    5.18             -          -      -
Interest on balances with banks        3,883         68    1.75         7,288       365    5.01         3,047        160   5.25
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
   Total Interest Income             586,689    $33,898    6.07%      551,254   $34,329    6.50%      536,946    $31,922   6.20%
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                9,687                           10,575                          10,534
Bank premises and equipment            9,362                            9,609                           9,427
Accrued interest receivable            3,350                            3,338                           3,035
Cash surrender value life insurance    7,515                            7,199                           1,125
Other assets                           4,693                            4,067                           5,118
Less: Allowance for loan losses        4,986                            4,328                           3,895
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $616,310                         $581,714                        $562,290
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand-Interest Bearing          $ 53,915    $   377     .70%     $ 55,803   $   570    1.02%     $ 49,753    $  347     .70%
   Savings                            76,326        412     .54        81,096       880    1.09        82,687       767     .93
   Money markets                     114,521      2,131    1.86        93,089     2,851    3.06        83,349     2,225    2.67
   Time-Over $100                     37,745      1,451    3.84        41,146     2,010    4.89        32,692     1,408    4.31
   Time-Other                         70,436      2,602    3.69        74,923     3,064    4.09        77,551     2,865    3.69
Repurchase agreements                 34,204        848    2.48        25,842       839    3.25        19,457       455    2.34
Short-term borrowings                  7,069        175    2.48         1,254        62    4.94         3,466       189    5.45
Long-term borrowings                  73,252      2,834    3.87        60,867     2,463    4.05        70,592     2,798    3.96
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
   Total Interest Expense            467,468    $10,830    2.32%      434,020   $12,739    2.94%      419,547   $11,054   2.63%
-----------------------------------------------------------------------------------------------------------------------------------
Demand-Non-interest bearing           72,015                           74,195                          72,950
All other liabilities                  4,366                            4,818                           4,141
Stockholders' equity                  72,461                           68,681                          65,652
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
   STOCKHOLDERS' EQUITY             $616,310                         $581,714                        $562,290
-----------------------------------------------------------------------------------------------------------------------------------
Interest Spread                                            3.75%                           3.56%                          3.57%
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                              $23,068                        $21,590                          $20,868
-----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
Net interest margin                                        3.93%                           3.92%                          3.89%
Return on average assets                                   1.40%                           1.15%                          1.07%
Return on average equity                                  11.89%                           9.75%                          9.15%
Average equity to average assets                          11.76%                          11.81%                         11.68%
Dividend payout ratio                                     41.40%                          50.64%                         53.57%


DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME

                                                                DOLLAR AMOUNT       CHANGE IN       CHANGE IN       CHANGE IN
                    2008 COMPARED TO 2007                         OF CHANGE           VOLUME           RATE        RATE-VOLUME
                    -----------------------------------------------------------------------------------------------------------
EARNING             Investment Securities:
ASSETS               Available-for-Sale
                      U.S. Agency obligations                    $   446             $   400         $     39       $     7
                      States & political subdivision                 433                 402               25             6
                      Equity securities                             (148)                 (3)            (117)          (28)
                     Held to Maturity:
                      U.S. Agency obligations                       (230)               (278)              54            (6)
                      States & political subdivisions                  3                  (1)               4             -
                     Loans, net of unearned income:
                      Real estate mortgages                          648               2,645           (2,291)          294
                      Commercial                                    (316)                105             (399)          (22)
                      Consumer and other                            (543)               (329)            (241)           27
                     Federal funds sold                             (427)               (366)            (309)          248
                     Interest bearing balances with banks           (297)               (171)            (238)          112
                    -----------------------------------------------------------------------------------------------------------
                       Total Interest Income                        (431)              2,404           (3,473)          638
                    -----------------------------------------------------------------------------------------------------------
INTEREST            Deposits:
BEARING              Demand-Interest Bearing                        (193)                (19)            (179)            5
LIABILITIES          Savings                                        (468)                (52)            (446)           30
                     Money markets                                  (720)                656           (1,117)         (259)
                     Time-Over $100                                 (559)               (166)            (432)           39
                     Time-Other                                     (462)               (184)            (300)           22
                    Repurchase agreements                              9                 272             (199)          (64)
                    Short-term borrowings                            113                 287              (31)         (143)
                    Long-term borrowings                             371                 502             (110)          (21)
                    -----------------------------------------------------------------------------------------------------------
                       Total Interest Expense                     (1,909)              1,296           (2,814)         (391)
                    -----------------------------------------------------------------------------------------------------------
                       NET INTEREST INCOME                       $ 1,478             $ 1,108         $   (659)      $ 1,029
                    ===========================================================================================================

-------------------------------------------------------------------------------------------------------------------------------

                    2007 COMPARED TO 2006
                    -----------------------------------------------------------------------------------------------------------
EARNING             Investment Securities:
ASSETS               Available-for-Sale
                      U.S. Agency obligations                    $(1,362)            $(1,695)        $    717       $   384
                      States & political subdivision                 271                 280               (7)           (2)
                      Equity securities                               64                  (1)              73            (8)
                     Held to Maturity:
                      U.S. Agency obligations                       (267)               (309)              54           (12)
                      States & political subdivisions                (15)                  2              (17)            -
                     Loans, net of unearned income:
                      Real estate mortgages                        3,003               3,565             (487)          (75)
                      Commercial                                    (203)               (582)             523          (144)
                      Consumer and other                             255                 182               68             5
                      Federal funds sold                             456                   -                -           456
                      Interest bearing balances with banks           205                 223               (7)          (11)
                    -----------------------------------------------------------------------------------------------------------
                       Total Interest Income                       2,407               1,665              917          (175)
                    -----------------------------------------------------------------------------------------------------------
                     Deposits:
INTEREST              Demand-Interest Bearing                        223                  42              159             22
BEARING               Savings                                        632                  33              530             69
LIABILITIES           Money markets                                  626                 260              325             41
                      Time-Over $100                                 602                 364              190             48
                      Time-Other                                    (320)               (523)             239            (36)
                      Repurchase agreements                          384                 149              177             58
                      Short-term borrowings                         (127)               (121)              18            (24)
                      Long-term borrowings                          (335)               (385)              64            (14)
                    -----------------------------------------------------------------------------------------------------------
                       Total Interest Expense                      1,685                (181)           1,702            164
                    -----------------------------------------------------------------------------------------------------------
                       NET INTEREST INCOME                       $   722             $ 1,846         $   (785)      $   (339)
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

The provision for loan losses was $861 in 2008, an increase of 31.1% compared to $657 for 2007. The increase in the provision was due to the Company's increased loan portfolio, as well as management's viewpoint in valuing the loan portfolio for loan losses as the economy has slowed down. The allowance for loan losses at December 31, 2008 was $5,275 or 1.20% of total loans compared to $4,700 or 1.16% of total loans at December 31, 2007.

The Company believes that the judgments used in establishing the allowance for loan losses are based on reliable information. In assessing the sufficiency of the allowance for loan losses, management considers how well prior estimates have related to actual experience. The Company continually monitors the risk elements, historical rates and other data used in establishing the allowance on a periodic basis. Based on its assessment, the Company has not found it necessary to change the allowance by material amounts.

There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk.

The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the past three years:


Years Ended December 31,                        2008          2007          2006
----------------------------------------------------------------------------------
Trust department income                       $  1,474      $  1,535      $  1,483
Service charges on deposit accounts              1,477         1,014           860
Merchant transaction income                      4,502         4,256         3,947
Brokerage fee income                               596           261           271
Other fee income                                 1,279         1,211         1,152
Bank owned life insurance                          316           314            54
Other operating income                             167            80           119
VISA mandatory share redemption                  1,213             -             -
Realized gains on securities, net                   12            49           319
----------------------------------------------------------------------------------
  Total Non-Interest Income                   $ 11,036      $  8,720      $  8,205
----------------------------------------------------------------------------------

Total non-interest income increased $2,316 or 26.6% to $11,036 during 2008, from $8,720 for the same period of 2007. Trust department income decreased $61 due to the decrease in market value of trust assets. Service charges on deposit accounts increased $463 or 45.7% primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income increased $246 or 5.8%, mainly due to higher transaction volume and new business. Brokerage fee income increased $335 or 128.4% due to new and increased business in the wealth management area. Other operating income increased $87 or 108.7% due to a gain on the sale of other real estate owned of $69, along with an increase in general operating income. The Company realized a gain of $1,213 related to VISA, Inc.'s Initial Public Offering, which consisted of a mandatory partial share redemption, during the first quarter of 2008, discussed earlier. Realized gains on securities decreased $37 to $12 during 2008 from $49 for 2007.

Total non-interest income increased $515 or 6.3% to $8,720 during 2007, from $8,205 for the same period of 2006. Service charges on deposit accounts increased $154 or 17.9%, primarily due to increased service charge collections during 2007. Merchant transaction income increased $309 or 7.8%, mainly due to increased transaction volume and new business. Brokerage fee income decreased $10 or 3.7%. Income from Bank owned life insurance, which was purchased in the fourth quarter of 2006, increased $260 to $314 in 2007 from $54 in 2006.

NON-INTEREST EXPENSES

VISA CONTINGENCY

In October 2007, Penn Security Bank & Trust Company, as a member of VISA U.S.A. Inc. received shares of restricted stock in VISA, Inc. (VISA) as a result of a global restructuring of VISA in preparation for an initial public offering in 2008.

In connection with this, VISA member banks were required to recognize a contingent obligation to indemnify VISA under its revised bylaws for potential losses arising from certain antitrust litigation, at the estimated fair value of such obligation, in accordance with FASB Interpretation No. 45. The Company, accordingly, recorded a $497 charge or $328, net of tax, in the fourth quarter of 2007. Upon successful completion of the public offering in 2008, VISA established an escrow account for the litigation, funded by a partial redemption of member shares allowing the Company to reverse the $497 litigation accrual during the first quarter of 2008.

The following table sets forth information by category of non-interest expenses for the Company for the past three years:


Years Ended December 31,                        2008          2007          2006
----------------------------------------------------------------------------------
Salaries and employee benefits                $10,157       $ 9,118       $10,315
Expense of premises and equipment, net          2,703         2,586         2,397
Merchant transaction expenses                   3,403         3,358         3,141
Other operating expenses                        5,909         6,269         5,184
----------------------------------------------------------------------------------
  Total Non-Interest Expenses                 $22,172       $21,331       $21,037
----------------------------------------------------------------------------------

Total non-interest expenses increased $841 or 3.9% to $22,172 during 2008 compared with $21,331 for the same period of 2007. Salaries and employee benefits expense increased $1,039 or 11.4% largely due to a $356 retirement contribution to fifty employees negatively impacted by the Company's pension freeze during the second quarter of 2008, and an additional $70 contribution to the 401(k) plan benefiting all employees, and increased salaries resulting from additional employee hires and increased commissions related to our wealth management division. Premises and fixed assets expense increased $117 or 4.5% due to computer system upgrades and increased occupancy expense. Merchant transaction expenses increased $45 or 1.3% due to higher transaction volume. Other operating expenses decreased $360 or 5.7% largely due to the $497 VISA litigation charge accrual recorded by the Company during the fourth quarter of 2007(2). Excluding this VISA litigation accrual, other operating expense increased year over year $634 mostly related to the Company's new brand and logo expenses of $120, legal fees related to loan collection efforts of $128, and professional expenses of $134 related to the pension freeze, $82 related to outsourced audit and compliance services, and $78 related to computer system updates.

Total non-interest expenses increased $294 or 1.4% to $21,331 during 2007 compared with $21,037 for the same period of 2006. Salaries and employee benefits decreased $1,197 or 11.6%, primarily due to a one time charge of $1,119 recorded in the fourth quarter of 2006 in connection with the Voluntary Early Retirement Initiative (VERI) program. Merchant transaction expenses increased $217 or 6.9%, due to increased transaction volume. Other operating expenses increased $1,085 or 20.9%, largely due to increases in advertising expense of $233 and contributions of $100, in addition to the $497 liability recorded for the VISA lawsuits discussed above, which is expected to be a one time charge.

INCOME TAXES

Federal income tax expense increased $834 or 51.4% to $2,458 in 2008 compared to $1,624 in 2007, primarily due to the VISA initial public offering and overall higher income.

Federal income tax expense increased $29 or 1.8% to $1,624 in 2007 compared to $1,595 in 2006, due to increased operating income partly offset by higher tax-free income.

The Company's effective income tax rate for 2008, 2007 and 2006 was 22.2%, 19.5% and 21.0%, respectively.

--------------------
        2 See pages 20 and 21 for a reconciliation of GAAP net income to net income excluding the gain related to the VISA, Inc. initial public offering during the years ended December 31, 2008.

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

FINANCIAL CONDITION

Total assets increased $48.2 million or 8.3% during 2008 to $629.0 million at December 31, 2008 compared to $580.8 million at December 31, 2007. Total assets increased $11.0 million or 1.9% during 2007 to $580.8 million at December 31, 2007 compared to $569.8 million at December 31, 2006.

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

The following table presents the carrying value, by security type, for the Company's investment portfolio:


December 31,                           2008            2007            2006
-----------------------------------------------------------------------------
U.S. Agency obligations              $ 80,643        $ 69,516        $ 99,247
States & political subdivisions        70,010          68,714          59,471
Equity securities                       6,827           7,218           7,362
-----------------------------------------------------------------------------
  Total Investment Securities        $157,480        $145,448        $166,080
-----------------------------------------------------------------------------


Equity securities at December 31, 2008 and 2007 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order to participate in an available line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of December 31, 2008.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and volatile. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity among financial institutions. The United States and other governments have taken steps to try to stabilize the financial system, including investing in financial institutions. The Company has not applied for and is not participating in any government sponsored Capital Purchase Programs. Our businesses, financial conditions and results of operations could be adversely affected by (1) continued disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, including the Federal Home Loan Bank, (3) limitations resulting from governmental action in an effort to stabilize or provide additional regulation of the financial system, or
(4) recessionary conditions that are deeper or last longer than currently anticipated.

The Company does not hold any Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) preferred or common equity securities and does not hold any trust preferred securities.

A summary of transactions involving available-for-sale debt securities in 2008, 2007 and 2006 are as follows:


December 31,                      2008          2007          2006
---------------------------------------------------------------------
Proceeds from sales             $ 11,798      $    -         $   -
Gross realized gains                  11           -             -
Gross realized losses                  -           -             -


LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                                            2008         2007         2006         2005         2004
------------------------------------------------------------------------------------------------------------------
Real estate - construction and land development      $ 21,949      $ 25,858     $ 23,714     $ 13,132     $  6,805
Real estate mortgages                                 355,528       318,437      284,323      227,853      196,149
Commercial                                             27,793        24,505       26,265       42,894       41,560
Credit card and related plans                           3,272         3,324        3,282        3,152        2,872
Installment                                            28,135        26,542       25,532       26,293       25,679
Obligations of states & political subdivisions          4,471         5,973        6,806        8,038        7,111
------------------------------------------------------------------------------------------------------------------
  Loans, net of unearned income                       441,148       404,639      369,922      321,362      280,176
Less: Allowance for loan losses                         5,275         4,700        4,200        3,800        3,600
------------------------------------------------------------------------------------------------------------------
Loans, net                                           $435,873      $399,939     $365,722     $317,562     $276,576
------------------------------------------------------------------------------------------------------------------

LOANS

Total net loans increased $36.0 million or 9.0% to $435.9 million at December 31, 2008 from $399.9 million at December 31, 2007. This increase is mainly due to strong loan demand with a mix of fixed and variable rate loans backed by real estate.

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

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest and other real estate owned. The following table sets forth information regarding non-performing assets as of the dates indicated:


As of                                                  2008         2007         2006         2005         2004
------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                    $1,454        $1,610       $3,180       $1,627       $1,991
Other real estate owned                                   -             -            -           91          176
------------------------------------------------------------------------------------------------------------------
  Total non-performing assets                        $1,454        $1,610       $3,180       $1,718       $2,167
------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
  Secured by real estate                             $  810        $   57       $  177       $    -       $    -
  Guaranteed student loans                              203           408          251          152          253
  Credit card loans                                      17             2            6           21           13
  Commercial loans                                      119             -            -            -            -
  Consumer loans                                          4            12            -            -            -
------------------------------------------------------------------------------------------------------------------
  Total loans past due 90 days or
    more and accruing                                $1,153        $  479       $  434       $  173       $  266
------------------------------------------------------------------------------------------------------------------

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,454, $1,610 and $3,180 at December 31, 2008, 2007 and 2006, respectively.
The decrease in 2007 was primarily due to the resoulution of a single borrower relationship outstanding in 2006. If interest on those loans had been accrued, such income would have been $192, $153 and $209 for 2008, 2007 and 2006, respectively. Interest income on those loans, which is recorded only when received, amounted to $29, $17 and $10 for 2008, 2007 and 2006, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

Real estate loans of $810 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with a favorable loan to value ratio.

Management's process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2008 there are no significant loans as to which management has serious doubt about their collectibility.

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for Reorganization under Chapter 11 of the Federal Bankruptcy Code. Currently, the Company holds $8.4 million of TERI loans. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At December 31, 2008 there was $144 in such loans placed on non-accrual status.

At December 31, 2008, 2007 and 2006, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

The Company does not engage in any sub-prime or ALT-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans.

LOAN LOSS EXPERIENCE

The following table presents the Company's loan loss experience during the periods indicated:


Years Ended December 31,                        2008        2007        2006        2005        2004
------------------------------------------------------------------------------------------------------
Balance at beginning of year                   $4,700     $4,200       $3,800      $3,600      $3,500
------------------------------------------------------------------------------------------------------
Charge-offs:
 Real estate mortgages                             83         84           74          31           -
 Commercial and all others                          -         10           18           -          12
 Credit card and related plans                     55         66           49          68          34
 Installment loans                                179          5           26          14           7
------------------------------------------------------------------------------------------------------
Total charge-offs                                 317        165          167         113          53
------------------------------------------------------------------------------------------------------
Recoveries:
 Real estate mortgages                              -          5            -          46           3
 Commercial and all others                         14          1          131           -           -
 Credit card and related plans                     16          1            3           3           2
 Installment loans                                  1          1            -           1           4
------------------------------------------------------------------------------------------------------
Total recoveries                                   31          8          134          50           9
------------------------------------------------------------------------------------------------------
Net charge-offs                                   286        157           33          63          44
------------------------------------------------------------------------------------------------------
Provision charged to operations                   861        657          433         263         144
------------------------------------------------------------------------------------------------------
    Balance at End of Year                     $5,275     $4,700       $4,200      $3,800      $3,600
------------------------------------------------------------------------------------------------------
Ratio of net charge-offs
to average loans outstanding                     0.07%      0.04%        0.01%       0.02%       0.02%
------------------------------------------------------------------------------------------------------

The allowance for loan losses at December 31, 2008 was $5,275 or 1.20% of total loans compared to $4,700 or 1.16% of total loans at December 31, 2007.

The allowance for loan losses is allocated as follows:


December 31,                            2008            2007            2006            2005            2004
----------------------------------------------------------------------------------------------------------------------
                                  Amount   %(1)    Amount   %(1)   Amount   %(1)   Amount   %(1)   Amount   %(1)
----------------------------------------------------------------------------------------------------------------------
Real estate mortgages            $1,200     86%    $1,200    85%   $1,200   83%    $1,200    75%   $1,100    72%
Commercial and all others         3,275      6      2,900     7     2,500    9      2,190    16     2,070    18
Credit card and related plans       300      1        300     1       250    1        185     1       180     1
Personal installment loans          500      7        300     7       250    7        225     8       250     9
----------------------------------------------------------------------------------------------------------------------
  Total                          $5,275    100%    $4,700   100%   $4,200  100%    $3,800   100%   $3,600   100%
----------------------------------------------------------------------------------------------------------------------

(1) - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $8.2 million to $424.7 million at December 31, 2008 from $416.5 million at December 31, 2007. Largely, the Company experienced growth in transaction accounts and time deposits due to increased marketing efforts. Company deposits increased $2.7 million to $416.5 million at December 31, 2007 from $413.8 million at December 31, 2006. The Company experienced growth in transaction accounts due to increased marketing efforts along with higher interest rates, offset by a decline in time deposits.

The maturities of time deposits of $100,000 or more at December 31, 2008 are as follows:


        Three months or less                    $ 17,998
        Over three months through six months       7,956
        Over six months through twelve months      8,271
        Over twelve months                         3,735
                                                --------
        Total                                   $ 37,960
                                                ========

                                                                             18

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

In connection with the Agreement and Plan of Merger dated December 5, 2008, between the Company and Old Forge Bank, the Company expects to complete the merger with Old Forge Bank in the first quarter of 2009 requiring the payment of $17.4 million cash consideration and the issuance of approximately $40.6 million of Company stock. The Company will also incur approximately $1.2 million, in after tax merger related costs. For further discussion see Note 23 to the Consolidated Financial Statements.

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At December 31, 2008, the Company had $148,975 of available borrowing capacity with the FHLB.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007 are as follows:


                                         2008              2007
-----------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                           $26,396            $40,105
  Variable rate                        $92,935            $78,868
Standby letters of credit              $11,173            $13,104

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

At December 31, 2008 the Bank has entered into contracts for the renovation of a branch, in the amount of $1,909, approximately $113 of which had been disbursed as of December 31, 2008.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2008, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,990.

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

The Company's total risk-based capital ratio was 19.81% at December 31, 2008. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% limit which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

The following table presents Stockholders' Equity of the Company for the past two years:


Year Ended December 31,                    2008         2007
-------------------------------------------------------------
Balance at beginning of year             $69,715      $66,571
Net income                                 8,613        6,698
Other comprehensive income                (1,121)        (160)
Cash dividends declared                   (3,565)      (3,394)
-------------------------------------------------------------
Total Stockholders' Equity                73,642       69,715
-------------------------------------------------------------

NON-GAAP FINANCIAL MEASURES: (VISA TRANSACTION)

Certain financial measures contained in this 10-K exclude the decrease of the liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA. Financial measures which exclude the above-referenced items have not been determined in accordance with generally accepted accounting principles
(GAAP) and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

In March 2008, VISA, Inc. (VISA) completed its initial public offering. Penn Security Bank & Trust Company and certain other VISA member banks are shareholders in VISA. Following the initial public offering, the Company received $1.2 million in proceeds from the offering, as a mandatory partial redemption of 28,351 shares, reducing the Company's holdings from 73,333 to 44,982 shares of Class B common stock. Using proceeds from this offering, VISA established a $3.0 billion escrow account to cover the resolution of pending litigation and related claims. The partial redemption proceeds of $1.2 million are reflected in other non-interest income in 2008.

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.71429 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of December 31, 2008, the value of the Class A shares was $52.45 per share. The value of unredeemed Class A equivalent shares owned by the Company was $1.7 million as of December 31, 2008, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed a $497 thousand reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA, Inc. initial public offering as a charge to other non-interest expense.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2008          2007         Change
                                                      ------------------------------------
Net interest income after provision for loan losses    $22,207        $20,933     $ 1,274
Non-interest income                                     11,036          8,720       2,316
Non-interest expense                                   (22,172)       (21,331)       (841)
Income tax provision                                    (2,458)        (1,624)       (834)
                                                       --------       --------    --------
     Net income                                          8,613          6,698       1,915

ADJUSTMENTS
-----------
Non-interest income
  Gain on mandatory redemption of VISA, Inc.
  class B common stock                                  (1,213)             -      (1,213)
Non-interest expense
  Covered litigation provision                            (497)           497        (994)
                                                       --------       --------    --------
  Total Adjustments pre-tax                             (1,710)           497      (2,207)
Income tax provision                                       581           (169)        750
                                                       --------       --------    --------
  After tax adjustments to GAAP                         (1,129)           328     (1,457)
                                                       --------       --------    --------
  Adjusted net income                                  $ 7,484        $ 7,026     $  458
                                                       ========       ========    ========
Return on Average Assets                                  1.21%          1.21%
Return on Average Equity                                 10.33%         10.23%

Return on average equity (ROE) and return on average assets (ROA) for the year ended December 31, 2008 was 11.89% (10.33% excluding the VISA IPO impact) and 1.40% (1.21% excluding the VISA IPO impact), respectively. ROE was 9.75% (10.23% excluding the VISA IPO impact) and ROA was 1.15% (1.21% excluding the VISA IPO impact) for the same period last year.

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

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2008

The table below presents States and political subdivisions securities on a fully taxable equivalent basis.


                                                                                                      NON-RATE             FAIR
                                       2009      2010      2011      2012      2013     THEREAFTER   SENSITIVE   TOTAL     VALUE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
 U.S. Agency obligations               $ 25,247  $ 17,503  $ 14,076  $ 3,379   $ 2,409  $  8,429    $       -   $ 71,043  $ 71,705
   YIELD                                   4.96%     4.10%     3.97%    5.15%     5.15%     5.15%           -       4.58%        -
 State & political subdivisions           6,131     8,966    14,030    7,797     6,560    26,526            -     70,010    71,545
   YIELD                                   8.51%     8.53%     7.62%    7.61%     6.65%     6.75%           -       7.54%        -
Variable interest rate securities:
 U.S. Agency obligations                  9,600         -         -        -         -         -            -      9,600     9,597
   YIELD                                   3.42%        -         -        -         -         -            -       3.42%        -
 Federal Home Loan Bank stock                 -         -         -        -         -         -        5,568      5,568     5,568
   YIELD                                      -         -         -        -         -         -            -          -         -
 Other                                        -         -         -        -         -     1,259            -      1,259     1,259
   YIELD                                      -         -         -        -         -      1.78%           -       1.78%        -
Fixed interest rate loans:
 Real estate mortgages                  115,321    40,502    22,096    7,760     2,231     6,522            -    194,432   196,185
   YIELD                                   6.25%     6.29%     6.34%    6.53%     6.81%     6.39%           -       6.29%        -
 Commercial                               2,453       612       461    1,045       224       733            -      5,528     5,405
   YIELD                                   6.10%     6.40%     6.84%    6.31%     6.94%     6.94%           -       6.38%        -
 Consumer and other                       6,791     1,601     1,038      766       654     6,867            -     17,717    16,903
   YIELD                                   5.91%     7.41%     7.24%    7.08%     6.97%     6.30%           -       6.36%        -
Variable interest rate loans:
 Real estate mortgages                  113,361    21,169    21,262    8,055    14,004     5,194            -    183,045   184,696
   YIELD                                   4.43%     6.18%     6.69%    6.74%     6.25%     6.75%           -       5.18%        -
 Commercial                              18,572     1,413       975      457       591       257            -     22,265    20,854
   YIELD                                   3.96%     6.43%     6.68%    7.10%     6.12%     6.74%           -       4.39%        -
 Consumer and other                      14,796       114       240    2,601       159       251            -     18,161    17,326
   YIELD                                   5.91%     7.86%     6.43%    8.02%     6.86%     6.29%           -       6.19%        -
Less: Allowance for loan losses               -         -         -        -         -     5,275            -      5,275         -
Interest bearing balances with banks      2,109         -         -        -         -         -            -      2,109     2,109
   YIELD                                    .50%        -         -        -         -         -            -        .50%        -
Cash surrender life insurance             7,684         -         -        -         -         -            -      7,684     7,684
   YIELD                                   4.15%        -         -        -         -         -            -       4.15%        -
Cash and due from banks                       -         -         -        -         -         -        7,246      7,246     7,246
Other assets                                  -         -         -        -         -         -       18,575     18,575         -
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $322,065  $ 91,880  $ 74,178  $31,860   $26,832  $ 50,763    $  31,389   $628,967  $618,082
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Variable interest rate deposits:
 Demand-Interest bearing               $  6,352  $     -   $     -   $    -    $     -  $ 45,623    $       -   $ 51,975  $ 51,975
   YIELD                                   1.19%       -         -        -          -       .31%           -        .42%        -
 Savings                                 10,398        -         -        -          -    64,509            -     74,907    74,907
   YIELD                                    .75%       -         -        -          -       .35%           -        .41%        -
 Money markets                          115,811        -         -        -          -         -            -    115,811   115,811
   YIELD                                   1.13%       -         -        -          -         -            -       1.13%        -
Fixed interest rate deposits:
 Time-Over $100,000                      34,225    1,555     1,220      549        411         -            -     37,960    38,336
   YIELD                                   2.99%    3.19%     4.40%    4.22%      4.64%        -            -       3.08%        -
 Time-Other                              50,860   11,141     4,989    1,868      2,514       244            -     71,616    72,325
   YIELD                                   2.88%    3.39%     4.04%    4.69%      4.13%     4.09%           -       3.14%        -
Demand-Non interest bearing                   -        -         -        -          -         -       72,456     72,456    72,456
Repurchase agreements                    29,155        -         -        -          -         -            -     29,155    29,164
   YIELD                                   1.35%       -         -        -          -         -            -       1.35%        -
Short-term borrowings                    24,204        -         -        -          -         -            -     24,204    24,197
   YIELD                                    .66%       -         -        -          -         -            -        .66%        -
Long-term borrowings                     13,340   11,108    10,368   10,368     10,867    16,669            -     72,720    75,415
   YIELD                                   3.50%    3.56%     3.64%    3.71%      3.69%     4.59%           -       3.84%        -
Other liabilities                             -        -         -        -          -         -        4,521      4,521         -
Stockholders' equity                          -        -         -        -          -         -       73,642     73,642         -
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $284,345 $ 23,804  $ 16,577   $12,785   $13,792  $127,045    $ 150,619   $628,967  $554,586
-----------------------------------------------------------------------------------------------------------------------------------
EXCESS OF ASSETS (LIABILITIES)
SUBJECT TO INTEREST RATE CHANGE        $ 37,720 $ 68,076  $ 57,601   $19,075   $13,040  $(76,282)   $(119,230)  $      -
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                    2008                2007
--------------------------------------------------------------------------------------------
Cash and due from banks                                     $   7,246          $   10,677
Interest bearing balances with banks                            2,109                 967
--------------------------------------------------------------------------------------------
 Cash and Cash Equivalents                                      9,355              11,644

Investment securities:
 Available-for-sale, at fair value                             94,996              77,328
 Held-to-maturity (fair value of $64,678
  and $69,491, respectively)                                   62,484              68,120
--------------------------------------------------------------------------------------------
 Total Investment Securities                                  157,480             145,448

Loans, net of unearned income                                 441,148             404,639
Less: Allowance for loan losses                                 5,275               4,700
--------------------------------------------------------------------------------------------
 Loans, Net                                                   435,873             399,939

Bank premises and equipment                                    10,391               9,323
Other real estate owned                                             -                   -
Accrued interest receivable                                     3,518               3,558
Cash surrender value of life insurance                          7,684               7,368
Other assets                                                    4,666               3,513
--------------------------------------------------------------------------------------------
 TOTAL ASSETS                                               $ 628,967          $  580,793
--------------------------------------------------------------------------------------------
Deposits:
 Non-interest bearing                                       $  72,456          $   73,926
 Interest bearing                                             352,269             342,607
--------------------------------------------------------------------------------------------
 Total Deposits                                               424,725             416,533

Other borrowed funds:
 Repurchase agreements                                         29,155              20,492
 Short-term borrowings                                         24,204              13,201
 Long-term borrowings                                          72,720              55,966
Accrued interest payable                                        1,118               1,498
Other liabilities                                               3,403               3,388
--------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                            555,325             511,078
--------------------------------------------------------------------------------------------
Common stock, $.01 par value, 15,000,000 shares
  authorized, 2,148,000 shares issued and outstanding              21                  21
Surplus                                                        10,819              10,819
Retained earnings                                              64,745              59,697
Accumulated other comprehensive income                         (1,943)               (822)
--------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                    73,642              69,715
--------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 628,967          $  580,793
--------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME



YEARS ENDED DECEMBER 31,                                       2008               2007               2006
------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                   $ 26,218           $ 26,429           $ 23,374
Interest and dividends on investments:
 U.S. Treasury securities and U.S. Agency obligations           3,947              3,731              5,360
 States & political subdivisions                                3,380              2,944              2,688
 Other securities                                                 256                404                340
Interest on Federal funds sold                                     29                456                  -
Interest on balances with banks                                    68                365                160
------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST INCOME                                         33,898             34,329             31,922
------------------------------------------------------------------------------------------------------------
Interest on time deposits of $100,000 or more                   1,451              2,010              1,408
Interest on other deposits                                      5,522              7,365              6,204
Interest on other borrowed funds                                3,857              3,364              3,442
------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST EXPENSE                                        10,830             12,739             11,054
------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                                           23,068             21,590             20,868
Provision for loan losses                                         861                657                433
------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          22,207             20,933             20,435
------------------------------------------------------------------------------------------------------------
Trust department income                                         1,474              1,535              1,483
Service charges on deposit accounts                             1,477              1,014                860
Merchant transaction income                                     4,502              4,256              3,947
Brokerage fee income                                              596                261                271
Other fee income                                                1,279              1,211              1,152
Bank-owned life insurance                                         316                314                 54
Other operating income                                            167                 80                119
VISA mandatory share redemption                                 1,213                  -                  -
Realized gains on securities, net                                  12                 49                319
------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST INCOME                                     11,036              8,720              8,205
------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                 10,157              9,118             10,315
Expense of premises and equipment, net                          2,703              2,586              2,397
Merchant transaction expenses                                   3,403              3,358              3,141
Other operating expenses                                        5,909              6,269              5,184
------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST EXPENSES                                   22,172             21,331             21,037
------------------------------------------------------------------------------------------------------------
Income before income taxes                                     11,071              8,322              7,603
Applicable income taxes                                         2,458              1,624              1,595
------------------------------------------------------------------------------------------------------------
 NET INCOME                                                  $  8,613           $  6,698           $  6,008
------------------------------------------------------------------------------------------------------------
 EARNINGS PER SHARE                                          $   4.01           $   3.12           $   2.80
------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
--------------------------------------------
                                                                                                ACCUMULATED
                                                                                                   OTHER              TOTAL
                                                         COMMON                   RETAINED      COMPREHENSIVE      STOCKHOLDERS'
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  STOCK       SURPLUS     EARNINGS         INCOME             EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                               $  21        $ 10,819    $ 53,607        $   (648)          $ 63,799
Comprehensive income:
 Net income, 2006                                            -               -       6,008               -              6,008
 Other comprehensive income, net of tax
   Unrealized gains on securities, net of
     reclassification adjustment                             -               -           -             648                648
   Minimum pension liability adjustment                      -               -           -           1,011              1,011
                                                                                                  --------           --------
  Other comprehensive income                                                                         1,659              1,659
                                                                                                                     --------
Comprehensive income                                                                                                    7,667
Cash dividends declared ($1.50 per share)                    -               -      (3,222)              -             (3,222)
Adjustment to initially apply FASB Statement
  No. 158, net of tax                                        -               -           -          (1,673)            (1,673)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                                  21          10,819      56,393            (662)            66,571
Comprehensive income:
 Net income, 2007                                            -               -       6,698               -              6,698
 Other comprehensive income, net of tax
   Unrealized losses on securities, net of
     reclassification adjustment                             -               -           -             (57)               (57)
   Unrealized losses on employee benefit plans, net          -               -           -            (103)              (103)
                                                                                                  --------           --------
 Other comprehensive income                                                                           (160)              (160)
                                                                                                                     ---------
Comprehensive income                                                                                                    6,538
Cash dividends declared ($1.58 per share)                    -               -      (3,394)              -             (3,394)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                                  21          10,819      59,697            (822)            69,715
Comprehensive income:
 Net income, 2008                                            -               -       8,613               -              8,613
 Other comprehensive income, net of tax
   Unrealized losses on securities, net of
     reclassification adjustment                             -               -           -            (728)              (728)
   Unrealized losses on employee benefit plans, net-         -               -           -            (393)              (393)
                                                                                                  --------           --------
  Other comprehensive income                                                                        (1,121)            (1,121)
                                                                                                                     --------
Comprehensive income                                                                                                    7,492
Cash dividends declared ($1.66 per share)                    -               -      (3,565)              -             (3,565)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2008                               $  21        $ 10,819    $ 64,745        $ (1,943)          $ 73,642
---------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)


YEARS ENDED DECEMBER 31,                                                2008           2007          2006
-----------------------------------------------------------------------------------------------------------
Net Income                                                          $   8,613       $   6,698     $  6,008
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                           795             861          723
   Provision for loan losses                                              861             657          433
   Deferred income tax provision (benefit)                                244            (344)        (254)
   Amortization of securities (net of accretion)                          317             366          419
   Gain on VISA mandatory share redemption                             (1,213)              -            -
   Increase in cash surrender value of life insurance                    (316)           (314)         (54)
   Net realized (gains) losses on securities                              (12)            (49)        (319)
   (Gain) loss on other real estate                                       (69)            (19)          10
   Decrease (increase) in interest receivable                              40              74         (159)
   Increase in other assets                                              (350)            (36)        (304)
   Decrease in income taxes payable                                      (565)            (14)          (4)
   (Decrease) increase in interest payable                               (380)             26          211
   (Decrease) increase in other liabilities                              (484)             82          940
-----------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                            7,481           7,988        7,650
-----------------------------------------------------------------------------------------------------------
Purchase of investment securities available-for-sale                  (51,389)        (21,412)     (25,770)
Proceeds from sales and maturities of investment
 securities available-for-sale                                         24,976          21,962       68,287
Proceeds from repayments of investment
 securities available-for-sale                                          7,603          13,779       15,028
Proceeds from repayments of investment
 securities to be held-to-maturity                                      5,369           5,899        7,213
Proceeds from VISA mandatory share redemption                           1,213               -            -
Net loans originated                                                  (36,817)        (34,950)     (48,676)
Proceeds from other real estate                                            91              95          164
Investment in premises and equipment                                   (1,863)           (713)        (741)
Purchase of life insurance policies                                         -               -       (7,000)
-----------------------------------------------------------------------------------------------------------
   NET (USED) CASH PROVIDED BY INVESTING ACTIVITIES                   (50,817)        (15,340)       8,505
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand and savings deposits                  2,426          17,781       (1,374)
Net proceeds (payments) on time deposits                                5,766         (15,048)      17,307
Increase (decrease) in repurchase agreements                            8,663           7,051      (16,973)
Net increase in short-term borrowings                                  11,003           7,715          860
Increase in long-term borrowings                                       27,000               -            -
Payments on long-term borrowings                                      (10,246)         (9,887)      (9,548)
Cash dividends paid                                                    (3,565)         (3,394)      (3,222)
-----------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    41,047           4,218      (12,950)
-----------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                (2,289)         (3,134)       3,205
Cash and cash equivalents at January 1                                 11,644          14,778       11,573
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                            $   9,355       $  11,644     $ 14,778
-----------------------------------------------------------------------------------------------------------

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

The Company operates nine banking offices under a state bank charter and provides full banking services, including trust services, to individual and corporate customers primarily in Northeastern Pennsylvania. The Company's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

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

EMERGING ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis for which delayed application is permitted until the Company's year beginning January 1, 2009.

The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4), and in March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007.

The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141 (R)) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, and Amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.

The effects of SFAS No. 141 (R) on the Company's financial statements will depend on the nature and significance of any acquisitions subject to SFAS No. 141 (R). The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or the Company's quarter ending March 31, 2009. As this pronouncement is only disclosure-related, the Company does not anticipate that SFAS No. 161 will have an impact on its financial position and results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 on the Company will depend on the size and nature of acquisitions on or after January 1, 2009.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers' plan assets in a defined benefit pension or other postretirement plan, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurement on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, the Company does not anticipate that FAS 132 (R)-1 will have an impact on its financial position and results of operations.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006, amounted to $603, $612 and $379, respectively.

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

The Company paid interest and income taxes during the years ended December 31, 2008, 2007 and 2006 as follows:


                                            2008           2007         2006
----------------------------------------------------------------------------
Income taxes paid                         $ 2,836        $ 1,730     $ 1,752
Interest paid                             $11,210        $12,713     $10,843

Non-cash transactions during the years ended December 31, 2008, 2007 and 2006, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $22, $76 and $83, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:


December 31,                                2008       2007
------------------------------------------------------------
Cash items in process of collection       $ 3,026    $ 4,781
Non-interest bearing balances                 735      1,830
Cash on hand                                3,485      4,066
------------------------------------------------------------
    Total                                 $ 7,246    $10,677
------------------------------------------------------------

The Company may, from time to time, maintain bank balances with other financial institutions in excess of FDIC limitations. Management is not aware of any evidence that would indicate that such deposits are at risk.

NOTE 3 -- INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2008 and 2007 are as follows:


                               AVAILABLE-FOR-SALE

                                                      Gross         Gross
                                   Amortized       Unrealized     Unrealized      Fair
2008                                  Cost            Gains         Losses        Value
-----------------------------------------------------------------------------------------
U.S. Agency securities             $ 25,221         $   919        $     -      $ 26,140
Mortgage-backed securities           20,873             392             16        21,249
States & political subdivisions      41,726             514          1,460        40,780
-----------------------------------------------------------------------------------------
  Total Debt Securities              87,820           1,825          1,476        88,169
Equity securities                     6,835             623            631         6,827
-----------------------------------------------------------------------------------------
  Total Available-for-Sale         $ 94,655         $ 2,448        $ 2,107      $ 94,996
-----------------------------------------------------------------------------------------

                                                      Gross         Gross
                                   Amortized       Unrealized     Unrealized      Fair
2007                                  Cost            Gains         Losses        Value
-----------------------------------------------------------------------------------------
U.S. Agency securities             $ 14,929         $   144        $     -      $ 15,073
Mortgage-backed securities           15,402             161              -        15,563
States & political subdivisions      38,740             830             96        39,474
-----------------------------------------------------------------------------------------
  Total Debt Securities              69,071           1,135             96        70,110
Equity securities                     6,812             921            515         7,218
-----------------------------------------------------------------------------------------
  Total Available-for-Sale         $ 75,883         $ 2,056        $   611      $ 77,328
-----------------------------------------------------------------------------------------


                                HELD-TO-MATURITY

                                                      Gross         Gross
                                   Amortized       Unrealized     Unrealized      Fair
2008                                  Cost            Gains         Losses        Value
-----------------------------------------------------------------------------------------
Mortgage-backed securities         $ 33,254         $   661        $     2      $ 33,913
States & political subdivisions      29,230           1,558             23        30,765
-----------------------------------------------------------------------------------------
  Total Held-to-Maturity           $ 62,484         $ 2,219        $    25      $ 64,678
-----------------------------------------------------------------------------------------


                                                      Gross         Gross
                                   Amortized       Unrealized     Unrealized      Fair
2007                                  Cost            Gains         Losses        Value
-----------------------------------------------------------------------------------------
Mortgage-backed securities         $ 38,880         $     3        $   341      $ 38,542
States & political subdivisions      29,240           1,709              -        30,949
-----------------------------------------------------------------------------------------
  Total Held-to-Maturity           $ 68,120         $ 1,712        $   341      $ 69,491
-----------------------------------------------------------------------------------------

Equity securities at December 31, 2008 and 2007 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order to participate in an available line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of December 31, 2008.

The Company does not hold any Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) preferred or common equity securities and does not hold any trust preferred securities.

A summary of transactions involving available-for-sale debt securities in 2008, 2007 and 2006 are as follows:


December 31,                            2008        2007        2006
----------------------------------------------------------------------
Proceeds from sales                   $11,798      $   -       $    -
Gross realized gains                       11          -            -
Gross realized losses                       -          -            -

Investment securities with amortized costs and fair values of $125,804 and $128,573, respectively, at December 31, 2008 and $128,682 and $131,134,
respectively, at December 31, 2007, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2008 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Available-for-Sale               Held-to-Maturity
------------------------------------------------------------------------------------------------
                                       Amortized          Fair         Amortized        Fair
                                         Cost             Value          Cost           Value
------------------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities             $ 7,022           $ 7,216       $      -       $      -
After one year through five years:
    U.S. Agency securities              18,199            18,924              -              -
After five years through ten years:
    States & political subdivisions      1,241             1,334          5,173          5,433
After ten years:
    States & political subdivisions     40,485            39,446         24,057         25,332
------------------------------------------------------------------------------------------------
    Subtotal                            66,947            66,920         29,230         30,765
Mortgage-backed securities              20,873            21,249         33,254         33,913
------------------------------------------------------------------------------------------------
    Total Debt Securities             $ 87,820          $ 88,169       $ 62,484       $ 64,678
------------------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 are as follows:

                                          Less than twelve months         Twelve months or more           Totals
                                          ----------------------------------------------------------------------------------
                                          Fair        Unrealized          Fair        Unrealized      Fair        Unrealized
December 31, 2008                         Value         Losses            Value          Losses       Value         Losses
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                $     -      $    -             $ 5,351       $   18        $ 5,351      $    18
States & political subdivisions            21,569       1,247               1,409          236         22,978        1,483
Equities                                       37          15                 395          616            432          631
----------------------------------------------------------------------------------------------------------------------------
  Total                                   $21,606      $1,262             $ 7,155       $  870        $28,761      $ 2,132
----------------------------------------------------------------------------------------------------------------------------


                                          Less than twelve months         Twelve months or more           Totals
                                          ----------------------------------------------------------------------------------
                                          Fair        Unrealized          Fair        Unrealized      Fair        Unrealized
December 31, 2007                         Value         Losses            Value          Losses       Value         Losses
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                $     -      $    -             $38,285       $  341        $38,285      $   341
States & political subdivisions             8,817          96                   -            -          8,817           96
Equities                                    1,075         285                 464          230          1,539          515
----------------------------------------------------------------------------------------------------------------------------
   Total                                  $ 9,892      $  381             $38,749       $  571        $48,641      $   952
----------------------------------------------------------------------------------------------------------------------------

The table at December 31, 2008, includes forty-two (42) securities that have unrealized losses for less than twelve months and twenty (20) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2007, includes twenty-five (25) securities that have unrealized losses for less than twelve months and seven (7) securities that have been in an unrealized loss position for twelve or more months. The Company has analyzed its investment portfolio and determined that the market value fluctuation in these securities is consistent with the broader market and not a cause for recognition of a current loss.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

STATES AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

NOTE 4 -- LOANS

Major classifications of loans are as follows:


December 31,                                            2008        2007
---------------------------------------------------------------------------
Loans secured by real estate:
  Construction and land development                   $ 21,949     $ 25,858
  Secured by 1-4 family residential properties:
  Revolving, open-end loans                             28,738       22,432
  Secured by first liens                               200,920      184,193
  Secured by junior liens                               23,107       27,877
  Secured by multi-family properties                     3,795        3,092
  Secured by non-farm, non-residential properties       98,968       80,843
Commercial and industrial loans to U.S. addressees      27,793       24,505
Loans to individuals for household, family
  and other personal expenditures:
  Credit card and related plans                          3,272        3,324
  Other (installment and student loans, etc.)           25,009       25,482
Obligations of states & political subdivisions           4,471        5,973
All other loans                                          3,126        1,060
----------------------------------------------------------------------------
  Gross Loans                                          441,148      404,639
Less: Unearned income on loans                               -            -
----------------------------------------------------------------------------
  Loans, Net of Unearned Income                       $441,148     $404,639
----------------------------------------------------------------------------

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,454, $1,610 and $3,180 at December 31, 2008, 2007 and 2006, respectively.
The decrease in 2007 was primarily due to the resolution of a single borrower relationship outstanding in 2006. If interest on those loans had been accrued, such income would have been $192, $153 and $209 for 2008, 2007 and 2006, respectively. Interest income on those loans, which is recorded only when received, amounted to $29, $17 and $10 for 2008, 2007 and 2006, respectively. Also, at December 31, 2008 and 2007, the Bank had loans totaling $1,153 and $479, respectively, which were past due 90 days or more and still accruing interest.

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's lending is primarily residential and commercial secured mortgage loans, in Northeastern Pennsylvania, based upon conservative underwriting standards.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:


Years Ended December 31,                    2008      2007      2006
-------------------------------------------------------------------------
Balance at beginning of year              $ 4,700    $ 4,200   $ 3,800
Provision charged to operations               861        657       433
Recoveries credited to allowance               31          8       134
-------------------------------------------------------------------------
                                            5,592      4,865     4,367
Losses charged to allowance                  (317)      (165)     (167)
-------------------------------------------------------------------------
    Balance at End of Year                $ 5,275    $ 4,700   $ 4,200
-------------------------------------------------------------------------

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:


Years Ended December 31,      Book Provision      Tax Deduction
------------------------      --------------      -------------
         2008                    $ 861               $ 286
         2007                    $ 657               $ 157
         2006                    $ 433               $  33


The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $0 at December 31, 2008, 2007 and 2006.

NOTE 6 --LOAN SERVICING

The Company services $38,828 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $586 and $604, at December 31, 2008 and 2007, respectively. The balance of the servicing rights was $41 and $91 at December 31, 2008 and 2007, respectively, net of amortization.

The Company has recorded new mortgage servicing rights of $9 and $0 at December 31, 2008 and 2007, respectively. Amortization expense of $59 and $106 was recorded for the years ended December 31, 2008 and 2007, respectively.

There was no allowance for impairment recorded at December 31, 2008 or 2007.

NOTE 7 -- BANK PREMISES AND EQUIPMENT


December 31,                            2008       2007
---------------------------------------------------------
Land                                 $ 3,117     $ 3,117
Buildings and improvements            15,970      14,787
Furniture and equipment               15,350      14,670
---------------------------------------------------------
                                      34,437      32,574
Less: Accumulated depreciation        24,046      23,251
---------------------------------------------------------
  Net Bank Premises and Equipment    $10,391     $ 9,323
---------------------------------------------------------

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $795 in 2008, $861 in 2007 and $723 in 2006.

Occupancy expenses were reduced by rental income received in the amount of $154, $64 and $64 in the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8 -- OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned was $0 as of December 31, 2008 and 2007.

NOTE 9 -- INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:


                                                  Equity in
                Percent                           underlying                            Bank's
              of voting          Total           net assets at        Amount         proportionate
                 stock         investment           balance             of           part of loss for
Year             owned          and loan          sheet date         dividends         the period
-----------------------------------------------------------------------------------------------------
2008             100%          $ 3,250             $ 3,235             None            $   -
2007             100%          $ 3,250             $ 3,235             None            $   -
2006             100%          $ 3,250             $ 3,235             None            $   -

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

NOTE 11 -- DEPOSITS


December 31,                            2008         2007
------------------------------------------------------------
Demand - Non-interest bearing         $ 72,456    $ 73,926
Demand - Interest bearing               51,975      54,819
Savings                                 74,907      80,054
Money markets                          115,811     103,924
Time - Over $100,000                    37,960      40,395
Time - Other                            71,616      63,415
------------------------------------------------------------
  Total                               $424,725   $ 416,533
------------------------------------------------------------



Scheduled maturities of time deposits are as follows:

               2009      $ 85,085
               2010        12,696
               2011         6,209
               2012         2,417
               2013         2,925
2014 and thereafter           244
---------------------------------
              Total      $109,576
---------------------------------

NOTE 12 -- OTHER BORROWED FUNDS

At December 31, 2008 and 2007, other borrowed funds consisted of demand notes to the U.S. Treasury, Federal Home Loan Bank overnight borrowings and repurchase agreements.

Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs and fair values of $49,599 and $50,869, respectively, at December 31, 2008 and $49,990 and $50,009, respectively, at December 31, 2007, were pledged to secure repurchase agreements.


Year Ended December 31,                                   2008        2007
----------------------------------------------------------------------------
Amount outstanding at year end                          $53,359     $33,693
Average interest rate at year end                           .68%       3.27%
Maximum amount outstanding at any month end             $53,359     $33,920
Average amount outstanding                              $43,421     $27,096
Weighted average interest rate during the year
   Federal funds purchased                                 2.47%       4.94%
   Repurchase agreements                                   2.48%       3.25%
   Demand notes to U.S. Treasury                           2.60%       5.76%

The Company has an available credit facility with the Federal Reserve Bank of Philadelphia in the amount of $10,000, secured by pledged securities with amortized costs and fair values of $10,088 and $10,290, respectively, at December 31, 2008 and $10,143 and $10,053, respectively, at December 31, 2007 and with interest rates of .50% at December 31, 2008 and 4.25% at December 31, 2007. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2008 and 2007.

The Company has a $15.9 million Borrower In Custody (BIC) line of credit, with the Federal Reserve Bank of Philadelphia, secured by pledged securities with amortized costs and fair values of $15,869 and $15,868, respectively, at December 31, 2008. There was no outstanding balance as of December 31, 2008.

The Company has the availability of a $5,000 overnight Federal funds line of credit with Wells Fargo. Also, the Company has a $19,000 overnight Federal Funds line with PNC Bank. There was no balance outstanding as of December 31, 2008 and 2007.

The Company maintains a collateralized maximum borrowing capacity of $148,975 with the Federal Home Loan Bank of Pittsburgh. There was a balance of $23,650 outstanding as of December 31, 2008.

NOTE 13 -- LONG-TERM DEBT

The loans from the Federal Home Loan Bank of Pittsburgh, which were borrowed to purchase mortgage-backed securities, are secured by a general collateral pledge of the Company's assets.


A summary of long-term debt, including amortizing principal               Aggregate maturities of long-term debt at
and interest payments, at December 31, 2008 is as follows:                December 31, 2008 are as follows:

  Monthly
Installment        Fixed Rate     Maturity Date      Balance              December 31,            Principal
--------------------------------------------------------------            ----------------------------------------
Amortizing Loans
$ 253                3.22%          03/15/10       $   3,714              2009                    $ 12,455
   90                3.10%          02/28/13           4,219              2010                      10,539
  430                3.74%          03/13/13          20,250              2011                      10,083
   67                3.44%          03/02/15           4,466              2012                      10,394
   13                3.48%          03/31/15             904              2013                      10,887
   10                3.83%          04/02/18             945              Thereafter                18,362
  186                4.69%          03/13/23          23,222                                      ---------
--------------------------------------------------------------                                    $ 72,720
     Total amortizing                                 57,720                                      =========
--------------------------------------------------------------
Non-amortizing loans
                     2.61%          03/02/09           1,000
                     2.62%          08/31/09           1,000
                     2.61%          03/01/10           1,000
                     2.61%          08/30/10           1,000
                     2.88%          02/28/11           2,000
                     3.27%          02/29/12           2,000
                     3.49%          02/28/13           7,000
--------------------------------------------------------------
     Total non-amortizing                             15,000
--------------------------------------------------------------
     Total long term-debt                           $ 72,720
--------------------------------------------------------------

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

NOTE 14 --BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing 401(k) Plan, an Employees' Pension Plan, unfunded supplemental executive defined benefit and defined contribution plans, a Postretirement Life Insurance Plan, a Stock Appreciation Rights Plan (SAR), and a Long-Term Incentive Plan.

Under the ESOP, amounts voted by the Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant's ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

At December 31, 2008 and 2007, the ESOP held 67,754 and 67,101 shares, respectively, of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $0, $70 and $70 to the ESOP plan during the years ended December 31, 2008, 2007 and 2006, respectively.

Under the Retirement Profit Sharing Plan, amounts approved by the Board of Directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $70 and $70 to the plan during the years ended December 31, 2007 and 2006, respectively. Effective July 1, 2008, the Retirement Profit Sharing Plan became a 401(k) Deferred Compensation and Profit Sharing Plan for eligible employees. Eligible employees may elect deferrals of up to the maximum amounts permitted by law. The Bank's contributions to the plan in 2008 included a Safe Harbor contribution of $202, and a discretionary match of $119 equal to one-half of employee deferrals, up to a maximum match of 3%. The Company also provided a benefit of $356, allocated to fifty employees who were negatively impacted by the Employees' Pension Plan freeze in the second quarter of 2008. A portion of this benefit was rolled into the 401(k) plan and the balance used to fund individual Supplemental Employee Retirement Plans (SERP) for the impacted employees.

Under the Employees' Pension Plan (currently under curtailment), amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008 no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of Penn Security Bank and Trust Company.

The Unfunded Supplemental Executive Pension Plan (currently under curtailment) provided certain officers with additional retirement benefits to replace benefits lost due to limits imposed on qualified plans by Federal tax law. Benefits under this plan were actuarially computed and recorded as a liability. As of June 22, 2008 no further benefits are being accrued in this plan. Effective July 1, 2008, the Company established an Unfunded Supplemental Executive Defined Contribution Plan to replace 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits.

The Postretirement Life Insurance Plan is an unfunded, non-vesting defined benefit plan. The plan is non-contributory and provides for a reducing level of term life insurance coverage following retirement. Annual expense amounts are calculated on an actuarial basis and are recorded as a liability.

The Company granted 10,000 SAR's to an executive on January 3, 2006 at a strike price of $43.00 per share. The Company also granted 8,500 SAR's to an executive on February 29, 2008 at a strike price of $37.50 per share. All rights vest on a straight-line basis over a five year period and are expected to be settled in cash when exercised. The Company calculates the value of the vested rights using the Black-Scholes method and has recorded an expense of $14 in 2008 and $19 in 2007.

Under the 2008 Long-Term Incentive Plan (the "2008" Plan"), the Compensation Committee of the Board of Directors has broad authority with respect to awards granted under the 2008 plan, including, without limitation, the authority to:

   |0| Designate the individuals eligible to receive awards under the 2008 plan.

   |0| Determine the size, type and date of grant for individual awards, provided that awards approved by the Committee are not effective unless and until ratified by the Board of Directors.

   |0| Interpret the 2008 plan and award agreements issued with respect to individual participants.

Persons eligible to receive awards under the 2008 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries, except that incentive stock option may be granted only to individuals who are employees on the date of grant.

The total number of shares of the company's common stock available for grant as wards under the 2008 plan shall not exceed in the aggregate five percent of the outstanding shares of the Company's common stock as of February 15, 2008, or 107,400 shares of the Company's common stock.

The 2008 plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There were no awards made under the 2008 plan.


Obligations and funded status of the plans:

                                                        Pension Benefits           Other Benefits
                                                        ----------------           --------------
December 31,                                            2008        2007          2008        2007
-----------------------------------------------------------------------------   ---------------------
Change in benefit obligation:
  Benefit obligation, beginning                        $ 13,558    $ 12,600     $  292       $  299
  Service cost                                              209         438          5            5
  Interest cost                                             752         738         18           18
  Amendments                                             (1,969)          -          -            -
  Change in assumptions                                    (159)       (154)        30          (17)
  Actuarial (gain) loss                                       -         559          -            3
  Benefit paid                                             (609)       (623)       (18)         (16)
-----------------------------------------------------------------------------   ---------------------
  Benefit obligation, ending                             11,782      13,558        327          292
-----------------------------------------------------------------------------   ---------------------
Change in plan assets:
  Fair value of plan assets, beginning                   12,255      11,548          -            -
  Actual return on plan assets                           (1,775)      1,051          -            -
  Employer contribution                                     100         279          -            -
  Benefits paid                                            (609)       (623)         -            -
-----------------------------------------------------------------------------   ---------------------
  Fair value of plan assets, ending                       9,971      12,255          -            -
-----------------------------------------------------------------------------   ---------------------

Funded status at end of year                           $ (1,811)   $ (1,303)    $ (327)      $ (292)
-----------------------------------------------------------------------------   ---------------------


Amounts recognized in the balance sheet consist of:

                                                        Pension Benefits           Other Benefits
                                                        ----------------           --------------
December 31,                                            2008        2007          2008        2007
-----------------------------------------------------------------------------   ---------------------

Non Current Assets                                     $    616    $    443     $    -       $    -
Non Current Liabilities                                $  1,811    $  1,303     $  327       $  292


Amounts recognized in the accumulated other comprehensive income consist of:

                                                        Pension Benefits           Other Benefits
                                                        ----------------           --------------
December 31,                                            2008        2007          2008        2007
-----------------------------------------------------------------------------   ---------------------
Prior service costs                                    $      -    $     52     $   20        $  27
Net actuarial loss (gain)                                 3,280       2,656        (16)         (45)
Deferred taxes                                           (1,115)       (921)        (1)           6
-----------------------------------------------------------------------------   ---------------------
  Net amount recognized                                 $ 2,165     $ 1,787     $    3         $(12)
-----------------------------------------------------------------------------   ---------------------

The accumulated benefit obligation for all defined benefit pension plans was $11,783 and $11,531 at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:


                                               Pension Benefits
                                               ----------------
                                               2008        2007
-------------------------------------------------------------------
Projected benefit obligation                   $   4       $ 14
Accumulated benefit obligation                     4          4
Fair value of plan assets                          -          -

Components of net periodic pension cost and other amounts recognized in other comprehensive income:


                                                              Pension Benefits
                                                              ----------------
Years Ended December 31,                             2008          2007          2006
-----------------------------------------------------------------------------------------
Components of net periodic pension cost:
  Service cost                                     $   209      $   438       $   436
  Interest cost                                        752          738           673
  Expected return on plan assets                      (985)        (962)         (890)
  Amortization of prior service cost                     -            1             -
  Amortization of unrecognized net loss                 86          141           166
  Curtailment loss                                      30            -             -
-----------------------------------------------------------------------------------------
    Net periodic pension cost                      $    92      $   356       $   385
-----------------------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net loss                                               624         175              -
Prior service cost                                     (52)          -              -
Deferred tax                                          (194)        (60)             -
FASB 158 recognition of deferred cost, net               -           -          1,673
Reverse effect of additional minimum labiality           -           -         (1,011)
-----------------------------------------------------------------------------------------
   Total recognized in other comprehensive income      378         115            662
-----------------------------------------------------------------------------------------
Total recognized in net period pension
   Cost and other comprehensive income             $   470      $  471        $ 1,047
-----------------------------------------------------------------------------------------


                                                               Other Benefits
                                                               --------------
Years Ended December 31,                             2008          2007          2006
-----------------------------------------------------------------------------------------
Components of net periodic pension cost:
  Service Cost                                     $    5       $    5        $     6
  Interest Cost                                        18           18             17
  Amortization of prior service cost                    7            7              7
  Amortization of unrecognized net gain                 -            -              -
-----------------------------------------------------------------------------------------
   Net periodic other benefit cost                     30           30             30
-----------------------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net loss                                               29          (11)             -
Prior service cost                                     (7)          (7)             -
Deferred tax                                           (7)           6              -
-----------------------------------------------------------------------------------------
   Total recognized in other comprehensive income      15          (12)             -
-----------------------------------------------------------------------------------------
Total recognized in net period pension
   Cost and other comprehensive income             $   45       $   18        $    30
-----------------------------------------------------------------------------------------

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $175. There is no estimated amortization of net loss for the defined benefit postretirement plan that will be amortized from accumulated other comprehensive income over the next fiscal year.

Weighted-average assumptions used to determine benefit obligations were as follows:


                                             Pension Benefits           Other Benefits
                                             ----------------          ----------------
December 31,                                 2008        2007          2008       2007
---------------------------------------------------------------------------------------
Discount rate                                6.00%       6.00%         6.00%     6.00%
Expected long-term return on plan assets     8.50%       8.50%            -         -
Rate of compensation increase                3.50%       3.50%         3.50%     3.50%

The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets.

The Company's pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:


Plan Assets at December 31,
---------------------------
                                        2008       2007
---------------------------------------------------------
Asset Category
--------------
Equity securities                      45.3%       56.7%
Corporate bonds                        30.8        21.3
U.S. Government securities             21.6        21.1
Cash and cash equivalents               2.3          .9
---------------------------------------------------------
                                      100.0%      100.0%
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

There is no Company stock included in equity securities at December 31, 2008 or 2007.

Contributions
-------------

The Company does not expect to contribute to the Employees' Pension Plan in 2009 due to the curtailment of the Plan in June 2008. The Company expects to contribute $18 to its Postretirement Life Insurance Plan in 2009.

Estimated Future Benefit Payments
---------------------------------

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:


                      Pension Benefits      Other Benefits
                      ----------------      --------------
        2009             $   600                $  18
        2010                 595                   18
        2011                 602                   18
        2012                 645                   18
        2013                 739                   19
        2014-2018          4,666                  106

NOTE 15 -- INCOME TAXES

The total income taxes in the Statements of Income are as follows:


Years Ended December 31,                        2008          2007          2006
----------------------------------------------------------------------------------
Currently payable                           $  2,214       $ 1,968       $ 1,849
Deferred provision (benefit)                     244          (344)         (254)
----------------------------------------------------------------------------------
  Total                                     $  2,458       $ 1,624       $ 1,595
----------------------------------------------------------------------------------

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:


Years Ended December 31,                        2008          2007          2006
----------------------------------------------------------------------------------
Tax at statutory rate                       $  3,764       $ 2,829       $ 2,585
Reduction for non-taxable interest            (1,409)       (1,301)       (1,052)
Other additions                                  103            96            62
----------------------------------------------------------------------------------
  Applicable Income Taxes                   $  2,458       $ 1,624       $ 1,595
----------------------------------------------------------------------------------

The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:


Years Ended December 31,                     2008        2007        2006
--------------------------------------------------------------------------------
Accretion of discount on bonds              $  (6)     $   18      $  (29)
Accelerated depreciation                      316          21          13
Supplemental benefit plans                    (46)          -          51
Allowance for loan losses                    (196)       (192)       (243)
Prepaid pension cost                            7         (22)        (46)
Accrued liabilities                           169        (169)          -
--------------------------------------------------------------------------------
  Total                                     $ 244      $ (344)     $ (254)
--------------------------------------------------------------------------------

The significant components of deferred tax assets and liabilities are as follows:


December 31,                                 2008        2007
--------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses               $ 1,794     $ 1,598
  Accrued pension costs                       616         443
  Accrued supplemental benefit plans           46           -
  Accumulated depreciation                      -         288
  Accrued liabilities                           -         169
  Post retirement losses                        1           -
--------------------------------------------------------------
   Total Deferred Tax Assets                2,457       2,498
--------------------------------------------------------------
Deferred tax liabilities:
  Unrealized securities gains                 116         492
  Accumulated accretion                        52          58
  Accumulated depreciation                     28           -
   Post retirement gains                        -           6
--------------------------------------------------------------
    Total Deferred Tax Liabilities            196         556
--------------------------------------------------------------
    Net Deferred Tax Assets               $ 2,261     $ 1,942
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

NOTE 16 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was ($1,943), ($822) and ($662) at December 31, 2008, 2007 and 2006, respectively.

OTHER COMPREHENSIVE INCOME

Other comprehensive income (comprehensive income, excluding net income), beginning with the 2006 period, includes two components, the change in unrealized holding gains and losses on available for sale securities and the change in the unfunded pension liability. The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Changes in Stockholders' Equity.

In 2006, accumulated other comprehensive income includes the initial application of FASB No. 158 to record the unrecognized components of net periodic pension cost. As of 2007, changes in these components are shown in other comprehensive income.

A reconciliation of other comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows:


                                                                                         Tax
                                                                        Before-Tax     Benefit     Net-of-Tax
2008                                                                      Amount      (Expense)      Amount
-------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the year                            $ (1,092)      $   371      $  (721)
   Less:  Reclassification adjustment for gains realized in income            12            (5)           7
                                                                        -------------------------------------
   Net unrealized losses                                                  (1,104)          376         (728)
Change in funded status of employee benefit plans                           (595)          202         (393)
-------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                            $ (1,699)      $   578      $(1,121)
-------------------------------------------------------------------------------------------------------------


                                                                                         Tax
                                                                        Before-Tax     Benefit     Net-of-Tax
2007                                                                      Amount      (Expense)      Amount
-------------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the year                            $    (38)      $    13      $   (25)
   Less:  Reclassification adjustment for gains realized in income            49           (17)          32
                                                                        -------------------------------------
   Net unrealized losses                                                     (87)           30          (57)
Change in funded status of employee benefit plans                           (157)           54         (103)
-------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income                                                (244)           84         (160)
-------------------------------------------------------------------------------------------------------------


                                                                                         Tax
                                                                        Before-Tax     Benefit     Net-of-Tax
2006                                                                      Amount      (Expense)      Amount
-------------------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities:
   Unrealized gains arising during the year                             $  1,302       $  (443)     $   859
   Less:  Reclassification adjustment for gains realized in income           319          (108)         211
                                                                        -------------------------------------
   Net unrealized gains                                                      983          (335)         648
Change in minimum pension liability                                        1,531          (520)       1,011
-------------------------------------------------------------------------------------------------------------
   Other Comprehensive Income                                           $  2,514       $  (855)     $ 1,659
-------------------------------------------------------------------------------------------------------------

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

Financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007 are as follows:


                                              2008                2007
------------------------------------------------------------------------
Commitments to extend credit:
  Fixed rate                               $ 26,396            $ 40,105
  Variable rate                            $ 92,935            $ 78,868
Standby letters of credit                  $ 11,173            $ 13,104

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


                                                        December 31, 2008        December 31, 2007
------------------------------------------------------------------------------------------------------
                                                       Carrying      Fair       Carrying     Fair
                                                        Amount       Value       Amount      Value
------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and due from banks                              $  7,246     $  7,246    $ 10,677     $ 10,677
  Interest bearing balances with banks                    2,109        2,109         967          967
------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                              9,355        9,355      11,644       11,644
  Investment Securities:
   Available-for-sale:
     U.S. Agency obligations                             47,389       47,389      30,636       30,636
     States & political subdivisions                     40,780       40,780      39,474       39,474
     Federal Home Loan Bank stock                         5,568        5,568       4,389        4,389
     Other securities                                     1,259        1,259       2,829        2,829
   Held-to-maturity:
     U.S. Agency obligations                             33,254       33,913      38,880       38,542
  States & political subdivisions                        29,230       30,765      29,240       30,949
------------------------------------------------------------------------------------------------------
    Total investment securities                         157,480      159,674     145,448      146,819
  Loans, net of unearned income:
   Real estate mortgages                                377,477      380,881     344,295      346,052
   Commercial                                            27,793       26,259      24,505       24,409
   Consumer and other                                    35,878       34,229      35,839       35,758
   Less:  Allowance for loan losses                       5,275                    4,700
------------------------------------------------------------------------------------------------------
    Loans, net                                          435,873      441,369     399,939      406,219
  Cash surrender value of life insurance                  7,684        7,684       7,368        7,368
------------------------------------------------------------------------------------------------------
    Total Financial Assets                              610,392     $618,082     564,399     $572,050
                                                                    ========                 ========
Other assets                                             18,575                   16,394
------------------------------------------------------------------------------------------------------
    Total Assets                                       $628,967                 $580,793
------------------------------------------------------------------------------------------------------
Financial Liabilities:
  Demand - Non-interest bearing                        $ 72,456     $ 72,456    $ 73,926     $ 73,926
Demand - Interest bearing                                51,975       51,975      54,819       54,819
  Savings                                                74,907       74,907      80,054       80,054
Money markets                                           115,811      115,811     103,924      103,924
  Time                                                  109,576      110,661     103,810      104,153
------------------------------------------------------------------------------------------------------
    Total Deposits                                      424,725      425,810     416,533      416,876
  Repurchase agreements                                  29,155       29,164      20,492       20,453
  Short-term borrowings                                  24,204       24,197      13,201       13,201
  Long-term borrowings                                   72,720       75,415      55,966       56,028
------------------------------------------------------------------------------------------------------
    Total Financial Liabilities                         550,804     $554,586     506,192     $506,558
                                                                    ========                 =========
Other Liabilities                                         4,521                    4,886
Stockholders' Equity                                     73,642                   69,715
------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity         $628,967                 $580,793
------------------------------------------------------------------------------------------------------
Standby Letters of Credit                              $   (112)    $   (112)   $   (131)    $   (131)

                                                                             47

NOTE 19 -- OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $85 in 2008, $83 in 2007 and $90 in 2006. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2008 are as follows:



                                      Mount      Meadow     ATM
                                      Pocono     Avenue     Sites     Total
---------------------------------------------------------------------------
2009                                  $ 58       $ 23       $  8      $ 89
2010                                    58         23          6        87
2011                                    25          8          6        39
2012                                     -          -          -         -
2013 and beyond                          -          -          -         -
---------------------------------------------------------------------------
  Total minimum payments required     $141       $ 54       $ 20      $215
---------------------------------------------------------------------------

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


Years Ended December 31,                2008        2007
-----------------------------------------------------------
Beginning Balance                      $ 9,703     $ 9,058
Additions                                3,584       3,694
Reclassifications                            -        (251)
Collections                             (3,271)     (2,798)
-----------------------------------------------------------
     Ending Balance                    $10,016     $ 9,703
-----------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. Accordingly, at December 31, 2008, the balances in the capital stock and surplus accounts totaling $10,840 are unavailable for dividends.

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


                         Actual                                                Regulatory Requirements
-------------------------------------------------------------------    -------------------------------------------
                                                                          For Capital              To Be
                                                                       Adequacy Purposes      "Well Capitalized"
                                                                       -----------------      ------------------
As of December 31, 2008                         Amount     Ratio       Amount     Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
  PFSC (Company)                                $80,630    19.81%  >   $32,570 >  8.0%  >     $40,712  >  10.0%
                                                                   -           -        -              -
  PSB (Bank)                                    $77,275    19.03%  >   $32,486 >  8.0%  >     $40,607  >  10.0%
                                                                   -           -        -              -
Tier 1 Capital (to Risk Weighted Assets)
  PFSC (Company)                                $75,544    18.56%  >   $16,285 >  4.0%  >     $24,427  >   6.0%
                                                                   -           -        -              -
  PSB (Bank)                                    $72,197    17.78%  >   $16,243 >  4.0%  >     $24,364  >   6.0%
                                                                   -           -        -              -
Tier 1 Capital (to Average Assets)
  PFSC (Company)                                $75,544    12.26%  >         * >    *   >     $30,813  >   5.0%
                                                                   -           -        -              -
  PSB (Bank)                                    $72,197    11.73%  >         * >    *   >     $30,765  >   5.0%
                                                                   -           -        -              -

PFSC - *3.0% ($18,488), 4.0% ($24,651) or 5.0% ($30,813) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($18,459), 4.0% ($24,612) or 5.0% ($30,765) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                                                                          For Capital              To Be
                                                                       Adequacy Purposes      "Well Capitalized"
                                                                       -----------------      ------------------
As of December 31, 2007                         Amount     Ratio       Amount     Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
  PFSC (Company)                               $75,145     19.89%  >   $30,222 > 8.0%   >     $37,777  >  10.0%
                                                                   -           -        -              -
  PSB (Bank)                                   $71,840     19.11%  >   $30,080 > 8.0%   >     $37,601  >  10.0%
                                                                   -           -        -              -
Tier 1 Capital (to Risk Weighted Assets)
  PFSC (Company)                               $70,445     18.65%  >   $15,111 > 4.0%   >     $22,666  >   6.0%
                                                                   -           -        -              -
  PSB (Bank)                                   $67,140     17.86%  >   $15,040 > 4.0%   >     $22,561  >   6.0%
                                                                   -           -        -              -
Tier 1 Capital (to Average Assets)
  PFSC (Company)                               $70,445     12.11%  >         * >   *    >     $29,081  >   5.0%
                                                                   -           -        -              -
  PSB (Bank)                                   $67,140     11.62%  >         * >   *    >     $28,900  >   5.0%
                                                                   -           -        -             -

PFSC - *3.0% ($17,449), 4.0% ($23,265) or 5.0% ($29,081) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($17,340), 4.0% ($23,120) or 5.0% ($28,900) depending on the bank's
CAMELS Rating and other regulatory risk factors.

NOTE 22 -- PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION) The condensed Company-only information follows:

BALANCE SHEETS


DECEMBER 31,                                             2008            2007
----------------------------------------------------------------------------------
Cash                                                   $    16         $     5
Interest bearing balances with banks                     2,085             920
----------------------------------------------------------------------------------
   Cash and Cash Equivalents                             2,101             925
Investment in bank subsidiary                           70,300          66,141
Equity investments                                       1,239           2,809
Other Assets                                                 2               -
----------------------------------------------------------------------------------
TOTAL ASSETS                                           $73,642         $69,875
----------------------------------------------------------------------------------
TOTAL LIABILITIES                                      $     -         $   160
TOTAL STOCKHOLDERS' EQUITY                              73,642          69,715
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $73,642         $69,875
----------------------------------------------------------------------------------


STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,                                                2008        2007        2006
---------------------------------------------------------------------------------------------------------
Dividends from bank subsidiary                                       $ 3,565     $ 3,394     $ 3,222
Dividends on investment securities                                        91          99         106
Interest on balances with banks                                           19          40           5
Gain on sale of equities                                                   1          49         319
---------------------------------------------------------------------------------------------------------
  Total income                                                         3,676       3,582       3,652
Other non-interest expense                                                69          88          21
---------------------------------------------------------------------------------------------------------
Net income before undistributed earnings of bank subsidiary          $ 3,607       3,494       3,631
Undistributed earnings of bank subsidiary                              5,006       3,204       2,377
---------------------------------------------------------------------------------------------------------
Net Income                                                           $ 8,613     $ 6,698     $ 6,008
---------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                                2008        2007        2006
---------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                           $ 8,613     $ 6,698     $ 6,008
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of equities                                               (1)        (49)       (319)
   Equity in undistributed net income of bank subsidiary              (5,006)     (3,204)     (2,377)
   (Decrease) increase in other liabilities                              (23)         23           -
---------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,583       3,468       3,312
---------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of equity investments                                             -      (1,055)       (160)
Proceeds from sales of equity securities                               1,158         351       1,544
---------------------------------------------------------------------------------------------------------
   NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                    1,158        (704)      1,384
---------------------------------------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                                                   (3,565)     (3,394)     (3,222)
---------------------------------------------------------------------------------------------------------
   NET CASH USED BY FINANCING ACTIVITIES                              (3,565)     (3,394)     (3,222)
---------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                1,176        (630)      1,474
Cash and cash equivalents at January 1                                   925       1,555          81
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                             $ 2,101      $  925     $ 1,555
---------------------------------------------------------------------------------------------------------

NOTE 23 -- AGREEMENT AND PLAN OF MERGER

An Agreement and Plan of Merger (The Agreement) by and between Penseco Financial Services Corporation, Penn Security Bank and Trust Company and Old Forge Bank, dated December 5, 2008, provides for, among other things, Penseco to acquire Old Forge Bank through a two-step merger transaction. Old Forge Bank will be merged with and into Penn Security Bank and Trust Company. Following the merger, Penn Security Bank and Trust Company will continue to operate as a banking subsidiary of Penseco Financial Services Corporation.

Shareholders of Old Forge Bank will be entitled to receive the merger consideration in either cash or shares of Penseco common stock, or any combination thereof, subject to certain limitations and allocation procedures set forth in the Agreement. The per share amount will be calculated from the cash consideration and the value of the stock consideration based on the Penseco closing price, as such term is defined in the Agreement. The per share amount will be approximately $103.76, provided that the Penseco closing price is between $35.99 and $39.77 per share.

Penseco and Old Forge Bank have agreed to use reasonable best efforts to obtain all regulatory approvals required to complete the transactions contemplated by the merger agreement. These approvals include approval from the Federal Deposit Insurance Corporation, under the Federal Bank Merger Act, and the Pennsylvania Department of Banking under the Pennsylvania Banking Code of 1965, as well as various other regulatory authorities. The transaction is also subject to the non-objection of the Federal Reserve Bank of Philadelphia, because the merger involves an acquisition by a bank holding company. Old Forge Bank and Penseco have completed the filing of applications and notifications to obtain the required regulatory approvals. The Company hopes to consummate the acquisition of Old Forge Bank on or before April 1, 2009.

NOTE 24 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                        First        Second        Third       Fourth
2008                                    Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------
Net Interest Income                     $ 5,577      $ 5,667      $ 5,828      $ 5,996
Provision for Loan Losses                   235          216          167          243
Other Income                              3,618        2,364        2,986        2,068
Other Expenses and Taxes                  6,003        5,887        6,405        6,335
Net Income                                2,957        1,928        2,242        1,486
Earnings Per Share                      $  1.38      $   .90      $  1.04      $   .69


                                        First        Second        Third       Fourth
2007                                    Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------
Net Interest Income                     $ 5,245      $ 5,342      $ 5,530      $ 5,473
Provision for Loan Losses                    96          124          308          129
Other Income                              2,096        1,980        2,663        1,981
Other Expenses and Taxes                  5,575        5,498        5,704        6,178
Net Income                                1,670        1,700        2,181        1,147
Earnings Per Share                      $   .78      $   .79      $  1.01      $   .54

NOTE 25 -- FAIR VALUE MEASUREMENTS (SFAS NO. 157)

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

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.


                                                  December 31, 2008
                                    -----------------------------------------------
                                    Level I     Level II     Level III       Total
                                    -------     --------     ---------     --------
Assets:
  Securities available-for-sale     $6,777      $88,169      $   50        $94,996

The Company has no other assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2008.

MMQ
Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Penseco Financial Services Corporation

We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penseco Financial Services Corporation and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of Penseco Financial Services Corporation's internal control over financial reporting.


/S/ McGrail Merkel Quinn & Associates
Scranton, Pennsylvania
February 26, 2009


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

MMQ
Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Penseco Financial Services Corporation

We have audited Penseco Financial Services Corporation and subsidiary's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penseco Financial Services Corporation and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penseco Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Penseco Financial Services Corporation and subsidiary and our report dated February 26, 2009 expressed an unqualified opinion.

/S/ McGrail Merkel Quinn & Associates
Scranton, Pennsylvania
February 26, 2009

                              RSM McGladrey Network
                          An Independently Owned Member
      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                   www.mmq.com

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2008 or 2007.

ITEM 9A CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Finance Division Head, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and our Finance Division Head concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management's annual report on internal control over financial reporting is included below.

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2008, or through the date of this Annual Report on Form 10-K, have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Finance Division Head, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by McGrail, Merkel, Quinn & Associates, an independent registered public accounting firm, as stated in their report appearing on page 54.

ITEM 9B OTHER INFORMATION

None

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                             Code of Ethical Conduct
                             -----------------------

The Company has a Code of Ethical Conduct applicable to all employees including the Company's Principal Executive Officer and Principal Financial Officer (Finance Division Head). The purpose of the Code is to promote honest and ethical conduct, full and fair disclosures of financial information, compliance with laws and regulations and accountability for actions.

A copy of the Code of Ethics may be obtained, without charge, on our website (www.pennsecurity.com) or by contacting:

         Patrick Scanlon, Senior Vice President, Finance Division Head
                     Penseco Financial Services Corporation
                          150 North Washington Avenue
                            Scranton, PA 18503-1848
                                 1-800-327-0394

                        AUDIT COMMITTEE FINANCIAL EXPERT
                        --------------------------------

The information required by this Item as to Directors of the Company contained under the headings "Stock Ownership", Item 1 "Election of Directors", "Corporate Governance" and "Certain Relationships and Related Transactions" within the Proxy Statement relating to the Company's Annual Meeting of Shareholders, to be held May 5, 2009, ("The Proxy Statement") is incorporated herein by reference.

The information required by this item as to the Audit Committee's financial expert (or lack thereof) is incorporated herein by reference to the section entitled "Corporate Governance-Committees of the Board of Directors" in the Proxy Statement.

ITEM 11 EXECUTIVE COMPENSATION

The information contained under the headings "Executive Compensation", "Director Compensation", "Compensation Discussion and Analysis", "Compensation and Benefits Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Stock Ownership" in the Proxy Statement is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE

The information contained under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" and "Item 1- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading "Item 2- Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

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

(b) The exhibits required to be filed by this Item are listed under
    Item 15(a)(3), above.

(c) There are no financial statement schedules required to be filed under this item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

By:   /s/ Craig W. Best
      ------------------------------------
      Craig W. Best
      President and CEO

By:   /s/ Patrick Scanlon
      ------------------------------------
      Patrick Scanlon
      Senior Vice President, Finance Division Head

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

By: /s/ Craig W. Best              By: /s/ Robert W. Naismith, Ph. D.
    -----------------------------      --------------------------------------
    Craig W. Best                      Robert W. Naismith, Ph. D.
    President and CEO                  Director

By: /s/ Edwin J. Butler            By: /s/ James B. Nicholas
    -----------------------------      --------------------------------------
    Edwin J. Butler                    James B. Nicholas
    Director                           Director

By: /s/ Richard E. Grimm           By: /s/ Emily S. Perry
    -----------------------------      --------------------------------------
    Richard E. Grimm                   Emily S. Perry
    Director                           Director

By: /s/ Russell C. Hazelton        By: /s/ Sandra C. Phillips
    -----------------------------      --------------------------------------
    Russell C. Hazelton                Sandra C. Phillips
    Director                           Director

By: /s/ D. William Hume            By: /s/ Otto P. Robinson, Jr.
    -----------------------------      --------------------------------------
    D. William Hume                    Otto P. Robinson, Jr.
    Director, Chairman of The Board    Director

By:  /s/ James G. Keisling         By: /s/ Steven L. Weinberger
    -----------------------------      --------------------------------------
    James G. Keisling                  Steven L. Weinberger
    Director                           Director

By: /s/ P. Frank Kozik
    -----------------------------
    P. Frank Kozik
    Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

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

Date: February 26, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

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

Date: February 26, 2009

/s/ Patrick Scanlon
-------------------
Patrick Scanlon
Senior Vice President, Finance Division Head

       CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

(1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2008 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

/s/ Craig W. Best
-------------------
Craig W. Best
President and CEO
February 26, 2009




       CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

(1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2008 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

/s/ Patrick Scanlon
-------------------
Patrick Scanlon
Senior Vice President, Finance Division Head
February 26, 2009