Form 10-Q
period 2009-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2009-05-11
CIK 1054508

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

                  For the quarterly period ended March 31, 2009
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_|     No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|
Accelerated filer |X|
Non-accelerated filer |_| (Do not check if a smaller reporting company) Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|     No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on April 30, 2009 was 3,276,079, which includes 1,128,079 shares issued on April 1, 2009 in connection with the registrant's acquisition of Old Forge Bank.

================================================================================



                     PENSECO FINANCIAL SERVICES CORPORATION



                                                                                   PAGE
                                                                                   ----
PART I -- FINANCIAL INFORMATION

     Item 1.    Unaudited Financial Statements - Consolidated

                    Balance Sheets:

                        March 31, 2009............................................   3
                        December 31, 2008.........................................   3

                    Statements of Income:

                        Three Months Ended March 31, 2009.........................   4
                        Three Months Ended March 31, 2008.........................   4

                    Statements of Cash Flows:

                        Three Months Ended March 31, 2009.........................   5
                        Three Months Ended March 31, 2008.........................   5

                    Notes to Unaudited Consolidated Financial Statements..........   6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................    18

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......    28

     Item 4.    Controls and Procedures.........................................    28


PART II -- OTHER INFORMATION

     Item 1.    Legal Proceedings.................................................  29

     Item 1A. Risk Factors........................................................  29

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......  31

     Item 3.    Defaults Upon Senior Securities...................................  31

     Item 4.    Submission of Matters to a Vote of Security Holders...............  31

     Item 5.    Other Information.................................................  31

     Item 6.    Exhibits..........................................................  31

Signatures     ...................................................................  32


PART I. FINANCIAL INFORMATION, ITEM 1 -- FINANCIAL STATEMENTS


                     PENSECO FINANCIAL SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                 March 31,          December 31,
                                                                   2009                 2008
                                                               -------------       -------------
ASSETS
Cash and due from banks                                        $    9,186           $    7,246
Interest bearing balances with banks                                2,114                2,109
Federal funds sold                                                      -                    -
                                                               -------------       -------------

     Cash and Cash Equivalents                                     11,300               9,355

Investment securities:

     Available-for-sale, at fair value                            108,272              94,996
     Held-to-maturity (fair value of $63,170
       and $64,678, respectively)                                  60,580               62,484
                                                               -------------       -------------
     Total Investment Securities                                  168,852              157,480

Loans, net of unearned income                                     429,286              441,148
     Less: Allowance for loan losses                                6,050                5,275
                                                               -------------       -------------
     Loans, Net                                                   423,236              435,873

Bank premises and equipment                                        10,647               10,391
Other real estate owned                                               474                    -
Accrued interest receivable                                         3,344                3,518
Cash surrender value of life insurance                              7,762                7,684
Other assets                                                       22,678                4,666
                                                               -------------       -------------
     Total Assets                                              $  648,293           $  628,967
                                                               =============       =============

LIABILITIES
Deposits:
     Non-interest bearing                                      $   72,621           $   72,456
     Interest bearing                                             362,466              352,269
                                                               -------------       -------------
     Total Deposits                                               435,087              424,725

Other borrowed funds:
     Repurchase agreements                                         35,319               29,155
     Short-term borrowings                                         28,468               24,204
     Long-term borrowings                                          70,141               72,720
Accrued interest payable                                            1,042                1,118
Other liabilities                                                   4,905                3,403
                                                               -------------       -------------
     Total Liabilities                                            574,962              555,325
                                                               -------------       -------------

STOCKHOLDERS' EQUITY
Common stock ($ .01 par value, 15,000,000 shares
     authorized, 2,148,000 shares issued and outstanding)              21                   21
Surplus                                                            10,819               10,819
Retained earnings                                                  64,284               64,745
Accumulated other comprehensive income                             (1,793)              (1,943)
                                                               -------------       -------------
     Total Stockholders' Equity                                    73,331               73,642
                                                               -------------       -------------
     Total Liabilities and Stockholders' Equity                $  648,293           $  628,967
                                                               =============       =============

(See accompanying Notes to Unaudited Consolidated Financial Statements)


                             PENSECO FINANCIAL SERVICES CORPORATION

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months Ended             Three Months Ended
                                                                   March 31, 2009                 March 31, 2008
                                                               ------------------------       ------------------------
INTEREST INCOME
Interest and fees on loans                                        $     6,284                     $    6,661
Interest and dividends on investments:
     U.S. Treasury securities and U.S. Agency obligations                 878                            905
     States & political subdivisions                                      861                            836
     Other securities                                                     14                              74
Interest on Federal funds sold                                             -                               -
Interest on balances with banks                                            3                              11
                                                                  -------------                   -------------
     Total Interest Income                                             8,040                           8,487
                                                                  -------------                   -------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                            278                             451
Interest on other deposits                                               943                           1,533
Interest on other borrowed funds                                         821                             926
                                                                  -------------                   -------------
     Total Interest Expense                                            2,042                           2,910
                                                                  -------------                   -------------
     Net Interest Income                                               5,998                           5,577
Provision for loan losses                                                996                             235
                                                                  -------------                   -------------
     Net Interest Income After Provision for Loan Losses
                                                                       5,002                           5,342
                                                                  -------------                   -------------
NON-INTEREST INCOME
Trust department income                                                  310                             365
Service charges on deposit accounts                                      339                             263
Merchant transaction income                                            1,208                           1,184
Brokerage income                                                         117                             181
Other fee income                                                         287                             298
Bank-owned life insurance income                                          79                              78
Other operating income                                                    70                              36
VISA mandatory share redemption                                            -                           1,213
Realized gains (losses) on securities, net                                 -                               -
                                                                  -------------                   -------------
     Total Non-Interest Income                                         2,410                           3,618
                                                                  -------------                   -------------
NON-INTEREST EXPENSES
Salaries and employee benefits                                         2,478                           2,415
Expense of premises and fixed assets                                     791                             768
Merchant transaction expenses                                            857                             902
Merger related costs                                                   1,335                               -
Other operating expenses                                               1,663                             973
                                                                  -------------                   -------------
     Total Non-Interest Expenses                                       7,124                           5,058
                                                                  -------------                   -------------
Income before income taxes                                               288                           3,902
Applicable income taxes                                                 (153)                            945
                                                                  -------------                   -------------
     Net Income                                                          441                           2,957
Other comprehensive income, net of taxes:
     Unrealized securities gains (losses)                                150                             406
     Unrealized gains on employee benefit plans                            -                               -
                                                                  -------------                   -------------
     Comprehensive Income                                         $      591                      $    3,363
                                                                  =============                   =============
Earnings per Common Share
     (Based on 2,148,000 shares outstanding)                      $     0.21                      $     1.38
Cash Dividends Declared Per Common Share                          $     0.42                      $     0.41

(See accompanying Notes to Unaudited Consolidated Financial Statements)


                             PENSECO FINANCIAL SERVICES CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                       (IN THOUSANDS)
                                                                                      Three Months Ended         Three Months Ended
                                                                                        March 31, 2009             March 31, 2008
                                                                                    ----------------------     ---------------------
OPERATING ACTIVITIES
Net income                                                                              $     441                 $    2,957
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                            217                        214
      Provision for loan losses                                                               996                        225
      Deferred income tax (benefit) provision                                                (381)                         6
      Amortization of securities, (net of accretion)                                          105                         79
      Gain on VISA mandatory share redemption                                                   -                     (1,213)
      Net realized (gains) losses on securities                                                 -                          -
      (Gain) loss on other real estate                                                          -                          -
      Decrease (increase) in interest receivable                                              174                        223
      (Increase) decrease in cash surrender value of life insurance                           (78)                       (78)
      (Increase) decrease in other assets                                                 (17,631)                       400
      (Decrease) increase in income taxes payable                                            (274)                       605
      (Decrease) increase in interest payable                                                 (76)                        52
      Increase (decrease) in other liabilities                                              1,699                     (1,208)
                                                                                        -----------               ------------
         Net cash (used) provided by operating activities                                 (14,808)                     2,262
                                                                                        -----------               ------------
INVESTING ACTIVITIES
      Purchase of investment securities available-for-sale                                (13,797)                   (27,214)
      Proceeds from sales and maturities of investment securities
       available-for-sale                                                                       -                      6,451
      Purchase of investment securities to be held-to-maturity                                  -                          -
      Proceeds from repayments of investment securities available-for-sale                    703                      3,036
      Proceeds from repayments of investment securities held-to-maturity                    1,844                      1,414
      Net loans repaid (originated)                                                        11,167                     (4,336)
      Proceeds from other real estate                                                           -                          -
      Investment in premises and equipment                                                   (473)                       (91)
                                                                                        -----------               ------------
         Net cash (used) provided by investing activities                                    (556)                   (20,740)
                                                                                        -----------               ------------
FINANCING ACTIVITIES
      Net increase (decrease) in demand and savings deposits                               11,117                      1,407
      Net (payments) proceeds on time deposits                                               (755)                     3,374
      Increase (decrease) in repurchase agreements                                          6,164                     20,028
      Net increase (decrease) in short-term borrowings                                      4,264                    (12,998)
      Increase in long-term borrowings                                                      1,000                     26,000
      Repayments of long-term borrowings                                                   (3,579)                    (2,656)
      Cash dividends paid                                                                    (902)                      (881)
                                                                                        -----------               ------------
         Net cash provided (used) by financing activities                                  17,309                     34,274
                                                                                        -----------               ------------
         Net increase (decrease) in cash and cash equivalents                               1,945                     15,796
Cash and cash equivalents at January 1                                                      9,355                     11,644
                                                                                        -----------               ------------
Cash and cash equivalents at March 31                                                   $  11,300                 $   27,440
                                                                                        ===========               ============

The Company paid interest and income taxes of $2,118 and $0 and $2,913 and $0, for the three months ended March 31, 2009 and 2008, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 2009
                                   (UNAUDITED)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2008, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

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

NOTE 2 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year or any other period.

All information is presented in thousands of dollars, except per share amounts.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Securities Available-for-Sale  Bonds, notes, debentures, mortgage-backed
-----------------------------
securities and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

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

The amortized cost and fair value of investment securities at March 31, 2009 and December 31, 2008 are as follows:

                                       AVAILABLE-FOR-SALE

                                                        Gross            Gross
                                       Amortized      Unrealized      Unrealized           Fair
March 31, 2009                            Cost          Gains            Losses            Value
-----------------------------------------------------------------------------------------------------
U.S. Agency securities                $  35,932       $   745          $     3           $  36,674
Mortgage-backed securities               20,173           630                -              20,803
States & political subdivisions          44,763           643            1,405              44,001
-----------------------------------------------------------------------------------------------------
      Total Debt Securities             100,868         2,018            1,408             101,478
Equity securities                         6,835           673              714               6,794
-----------------------------------------------------------------------------------------------------
      Total Available-for-Sale        $ 107,703       $ 2,691          $ 2,122           $ 108,272
-----------------------------------------------------------------------------------------------------

                                       AVAILABLE-FOR-SALE

                                                        Gross            Gross
                                       Amortized      Unrealized      Unrealized           Fair
December 31, 2008                         Cost          Gains            Losses            Value
-----------------------------------------------------------------------------------------------------
U.S. Agency securities                $  25,221       $   919          $     -           $  26,140
Mortgage-backed securities               20,873           392               16              21,249
States & political subdivisions          41,726           514            1,460              40,780
-----------------------------------------------------------------------------------------------------
      Total Debt Securities              87,820         1,825            1,476              88,169
Equity securities                         6,835           623              631               6,827
-----------------------------------------------------------------------------------------------------
      Total Available-for-Sale        $  94,655       $ 2,448          $ 2,107           $  94,996
-----------------------------------------------------------------------------------------------------


                                           HELD-TO-MATURITY

                                                        Gross            Gross
                                       Amortized      Unrealized      Unrealized           Fair
March 31, 2009                            Cost          Gains            Losses            Value
-----------------------------------------------------------------------------------------------------
Mortgage-backed securities            $   31,352     $    1,096        $      -         $   32,448
States & political subdivisions           29,228          1,508              14             30,722
-----------------------------------------------------------------------------------------------------
      Total Held-to-Maturity          $   60,580     $    2,604        $     14         $   63,170
-----------------------------------------------------------------------------------------------------

                                           HELD-TO-MATURITY

                                                        Gross            Gross
                                       Amortized      Unrealized      Unrealized           Fair
December 31, 2008                         Cost          Gains            Losses            Value
-----------------------------------------------------------------------------------------------------
Mortgage-backed securities            $   33,254     $     661         $      2         $   33,913
States & political subdivisions           29,230         1,558               23             30,765
-----------------------------------------------------------------------------------------------------
      Total Held-to-Maturity          $   62,484     $   2,219         $     25         $   64,678
-----------------------------------------------------------------------------------------------------


Equity securities at March 31, 2009 and December 31, 2008 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh
(FHLB) stock, which is a required investment in order for the Company to participate in an available line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of March 31, 2009.

The Company does not hold any Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) preferred or common equity securities and does not hold any trust preferred securities.

The amortized cost and fair value of debt securities at March 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2009                          Available-for-Sale                  Held-to-Maturity
-----------------------------------------------------------------------------------------------------
                                    Amortized           Fair           Amortized          Fair
                                      Cost              Value            Cost             Value
-----------------------------------------------------------------------------------------------------
Due in one year or less:
      U.S. Agency securities       $  9,136         $   9,258          $       -        $       -
After one year through five years:
      U.S. Agency securities         26,796            27,416                  -                -
After five year through ten years:
      States & political
       subdivisions                     936             1,006              5,488            5,745
After ten years:
      States & political
      subdivisions                   43,827            42,995             23,740           24,977
-----------------------------------------------------------------------------------------------------
      Subtotal                       80,695            80,675             29,228           30,722
Mortgage-backed securities           20,173            20,803             31,352           32,448
-----------------------------------------------------------------------------------------------------
      Total Debt Securities        $100,868         $ 101,478          $  60,580        $  63,170
-----------------------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008, are as follows:

                                     Less than twelve months            Twelve months or more                    Totals
                                   -----------------------------    ------------------------------    -----------------------------
                                      Fair          Unrealized          Fair          Unrealized          Fair         Unrealized
March 31, 2009                        Value           Losses           Value            Losses           Value           Losses
---------------------------------- ------------ --- ------------    ------------- -- -------------    ------------- -- ------------
U.S. Agency securities               $  2,514          $     3         $      -         $      -         $  2,514        $      3
States & political subdivisions        11,009              377           14,977            1,042           25,986           1,419
Equities                                   33               18              316              696              349             714
                                  ------------ --- ------------    ------------- -- -------------    ------------- -- ------------
   Total                             $ 13,556          $   398         $ 15,293         $  1,738         $ 28,849        $  2,136
                                  ============ === ============    ============= == =============    ============= == ============



                                      Less than twelve months           Twelve months or more                    Totals
                                   ------------------------------    -----------------------------    -----------------------------
                                       Fair          Unrealized         Fair          Unrealized          Fair         Unrealized
December 31, 2008                     Value            Losses           Value           Losses           Value           Losses
---------------------------------- ------------- -- -------------    ------------ -- -------------    ------------- -- ------------
Mortgage-backed securities           $      -          $     -         $  5,351         $     18         $  5,351        $     18
States & political subdivisions        21,569            1,247            1,409              236           22,978           1,483
Equities                                   37               15              395              616              432             631
                                  ------------- -- -------------    ------------ -- -------------    ------------- -- ------------
   Total                             $ 21,606          $ 1,262         $  7,155         $    870         $ 28,761        $  2,132
                                  ============= == =============    ============ == =============    ============= == ============

The table at March 31, 2009 includes twenty-eight (28) securities that have unrealized losses for less than twelve months and thirty-four (34) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2008 includes forty-two (42) securities that have unrealized losses for less than twelve months and twenty (20) securities that have been in an unrealized loss position for twelve or more months. The Company has analyzed its investment portfolio and determined that the market value fluctuation in these securities is consistent with the broader market and not a cause for recognition of a current loss.

U.S. AGENCY SECURITIES

The unrealized losses on the Company's investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

STATES AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.


NOTE 5 -- LOAN PORTFOLIO

Details regarding the Company's loan portfolio on March 31, 2009 and December
31, 2008 are as follows:
                                                        MARCH 31,           DECEMBER 31,
AS OF:                                                    2009                 2008
-----------------------------------------------------------------------------------------
Real estate - construction and land development      $   23,736            $   21,949
Real estate mortgages                                   349,029               355,528
Commercial                                               21,485                27,793
Credit card and related plans                             3,168                 3,272
Installment and other                                    27,519                28,135
Obligations of states & political subdivisions            4,349                 4,471
-----------------------------------------------------------------------------------------
       Loans, net of unearned income                    429,286               441,148
Less:  Allowance for loan losses                          6,050                 5,275
-----------------------------------------------------------------------------------------
       Loans, net                                    $  423,236            $  435,873
-----------------------------------------------------------------------------------------

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

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

NOTE 7 -- LONG-TERM DEBT

A summary of the Company's long-term debt at March 31, 2009 is as follows:

Monthly Installment         Fixed Rate   Maturity Date      Balance
---------------------------------------------------------------------
 Amortizing loans
    $ 253                    3.22%        03/15/10         $  2,983
       90                    3.10%        02/28/13            3,981
      430                    3.74%        03/13/13           19,145
       67                    3.44%        03/02/15            4,303
       13                    3.48%        03/31/15              872
       10                    3.83%        04/02/18              923
      186                    4.69%        03/13/23           22,934
---------------------------------------------------------------------
      Total amortizing                                       55,141
---------------------------------------------------------------------
Non-amortizing loans
                             2.62%        08/31/09            1,000
                             2.61%        03/01/10            1,000
                             1.71%        03/02/10            1,000
                             2.61%        08/30/10            1,000
                             2.88%        02/28/11            2,000
                             3.27%        02/29/12            2,000
                             3.49%        02/28/13            7,000
---------------------------------------------------------------------
       Total non-amortizing                                  15,000
---------------------------------------------------------------------
       Total long-term debt                                $ 70,141
---------------------------------------------------------------------

The loans are secured by a general collateral pledge of the Company.

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at March 31, 2009 are as follows:

                                    March 31,         Principal
                                    ---------         ---------
                                         2010        $   13,550
                                         2011            10,858
                                         2012            10,160
                                         2013            15,384
                                         2014             2,450
                                   Thereafter            17,739
                                                    -------------
                                                     $   70,141
                                                    =============

NOTE 8 -- EMPLOYEE BENEFIT PLANS

The Company provides a defined benefit pension plan, currently under curtailment, and a post-retirement benefit plan for eligible employees.

The components of the net periodic benefit cost are as follows:

                                                 Pension Benefits             Other Benefits
                                         ---------------------------------------------------------
Three months ended March  31,                 2009           2008               2009         2008
--------------------------------------------------------------------------------------------------
Service cost                              $      -        $    101           $     1    $      1
Interest cost                                  175             204                 5           5
Expected return on plan assets                (205)           (255)                -           -
Amortization of prior service cost               -               -                 2           2
Amortization of net loss (gain)                 49              35                 -           -
--------------------------------------------------------------------------------------------------
      Net periodic pension cost           $     19        $     85           $     8    $      8
--------------------------------------------------------------------------------------------------

Contributions
-------------

The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it did not expect to contribute to its pension plan but expected to contribute $18 to its post-retirement plan during 2009. Effective June 22, 2008 the Company curtailed its defined benefit pension plan. The actuarial calculations of required contributions for 2009 were revised to $468 and $32, respectively, as to its pension and post-retirement plans. As of April 15, 2009, $0 has been contributed to the pension plan for 2009 due to the use of a portion of the Funding Standard Carryover Balance. Readers should refer to the Company's Annual Report on Form 10-K for further details on the Company's defined benefit pension plan. The actuarially computed information on the plan curtailment, as to the pension obligation and funded status, was disclosed in the Company's quarterly report on Form 10-Q for the six month period ended June 30, 2008, as filed with the SEC on August 7, 2008.

Effective July 1, 2008, the Company began to sponsor a new 401(k) pension plan for all eligible employees. The Company's 401(k) expense for the three months ended March 31, 2009 was $38.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of March 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. Accordingly, at March 31, 2009, the balances in the capital stock and surplus accounts totaling $10,840 are unavailable for dividends.

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

                  Actual                                                         Regulatory Requirements
---------------------------------------------------------------        ------------------------------------------
                                                                           For Capital              To Be
                                                                        Adequacy Purposes    "Well Capitalized"
                                                                       -------------------  ---------------------
As of March 31, 2009                          Amount      Ratio        Amount      Ratio      Amount      Ratio
-----------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                        $  80,303      19.09%  >   $  33,648  >   8.0%  >  $  42,060  >   10.0%
                                                                 -              -         -             -
    PSB (Bank)                            $  76,911      18.38%  >   $  33,472  >   8.0%  >  $  41,841  >   10.0%
                                                                 -              -         -             -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC (Company)                        $  75,055      17.84%  >   $  16,824  >   4.0%  >  $  25,236  >    6.0%
                                                                 -              -         -             -
    PSB (Bank)                            $  71,671      17.13%  >   $  16,736  >   4.0%  >  $  25,105  >    6.0%
                                                                 -              -         -             -

Tier 1 Capital (to Average Assets)
    PFSC (Company)                        $  75,055      11.90%  >           *  >      *  >  $  31,531  >    5.0%
                                                                 -              -         -             -
    PSB (Bank)                            $  71,671      11.43%  >           *  >      *  >  $  31,351  >    5.0%
                                                                 -              -         -             -

PFSC - *3.0% ($18,919), 4.0% ($25,225) or 5.0% ($31,531) depending on the bank's
CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($18,811), 4.0% ($25,081) or 5.0% ($31,351) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                  Actual                                                         Regulatory Requirements
---------------------------------------------------------------        ------------------------------------------
                                                                           For Capital              To Be
                                                                        Adequacy Purposes    "Well Capitalized"
                                                                       -------------------  ---------------------
As of December 31, 2008                       Amount      Ratio        Amount      Ratio      Amount      Ratio
-----------------------------------------------------------------------------------------------------------------

Total Capital (to Risk Weighted Assets)
    PFSC (Company)                        $  80,630      19.81%  >   $  32,570  >   8.0%  >  $  40,712  >   10.0%
                                                                 -              -         -             -
    PSB (Bank)                            $  77,275      19.03%  >   $  32,486  >   8.0%  >  $  40,607  >   10.0%
                                                                 -              -         -             -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC (Company)                        $  75,544      18.56%  >   $  16,285  >   4.0%  >  $  24,427  >    6.0%
                                                                 -              -         -             -
    PSB (Bank)                            $  72,197      17.78%  >   $  16,243  >   4.0%  >  $  24,364  >    6.0%
                                                                 -              -         -             -
Tier 1 Capital (to Average Assets)
    PFSC (Company)                        $  75,544      12.26%  >           *  >      *  >  $  30,813  >    5.0%
                                                                 -              -         -             -
    PSB (Bank)                            $  72,197      11.73%  >           *  >      *  >  $  30,765  >    5.0%
                                                                 -              -         -             -

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                       Level I          Level II         Level III          Total
                                     -------------    --------------   --------------    -------------
Assets:
    Securities available-for-sale     $   6,744        $ 101,478            50            108,272

There were no transfers in or out of the Level III classification and there were no changes in the valuation of Level III assets during the first quarter of 2009.

NOTE 11 -- AGREEMENT AND PLAN OF MERGER

An Agreement and Plan of Merger (the Agreement) by and between the Company, the Bank and Old Forge Bank, was entered into on December 5, 2008. The Agreement provided for, among other things, the Company to acquire 100% of the outstanding common shares of Old Forge Bank through a two-step merger transaction. The Company consummated the acquisition of Old Forge Bank on April 1, 2009. Old Forge Bank has been merged with and into the Bank. Following the merger, the Bank will continue to operate as a banking subsidiary of the Company.

Shareholders of Old Forge Bank were entitled to receive the merger consideration in either cash or shares of Company common stock, or any combination thereof, subject to certain limitations and allocation procedures set forth in the Agreement. The per share amount was calculated from the cash consideration and the value of the stock consideration based on the Company's closing price, as such term is defined in the Agreement.

Old Forge Bank was an independent $215 million community bank, operating from three locations in Lackawanna and Luzerne Counties of Pennsylvania. As a result of the acquisition, the Company is now an $870 million financial institution serving Northeastern Pennsylvania from 12 locations. Management of the Company believes that the combined entity is in a more favorable position to compete with local and regional banks in the marketplace.

There was approximately $26.4 million of goodwill created in the acquisition, largely based on the Company's evaluation of the business growth opportunities inherent in the Old Forge Bank customer base of loans and deposits, as well as operating synergies and economy of scale expected from the merger. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Old Forge Bank and the identifiable assets acquired and liabilities assumed at acquisition date.

                                  April 1, 2009
                                  -------------
Consideration
-------------

         Cash                                               $  17,405
         Common Stock issued - 1,128,079 shares
            of the Company.                                    38,242
                                                            ---------
         Fair value of consideration transferred            $  55,647
                                                            =========

The fair value of the 1,128,079 common shares of the Company issued as part of the consideration paid on the acquisition of Old Forge Bank stock was $38,242, determined by use of the weighted average price of Company shares traded on March 31, 2009 ($33.90 per share). The Company believes that the weighted average price of the Company stock traded on March 31, 2009 is the best indication of value since the Company's common stock is not a heavily traded security.

         Acquisition-related costs recorded in the income statements of the acquirer and acquiree for the three months ended March 31, 2009 are as follows:

         Penseco Financial Services Corporation            $    1,335
                                                           ----------
         Old Forge Bank                                           451
                                                           ----------

         Recognized amounts of identifiable assets acquired and liabilities assumed on April 1, 2009 are:

         Cash                                                         $    4,944
         Investments                                                      32,095
         Loans                                                           159,949
         Property and equipment                                            1,576
         Core Deposit Intangible                                           2,027
         All other assets                                                 12,193
                                                                      ----------
                  Identifiable Assets                                 $  212,784
                                                                      ----------

         Deposits                                                        177,018
         Borrowings                                                        5,000
         All other liabilities                                             1,515
                                                                      ----------
                  Identifiable Liabilities                               183,533
                                                                      ----------
         Identifiable net assets                                          29,251

         Goodwill                                                         26,396

                  Total consideration transferred                     $   55,647
                                                                      ==========

PRO FORMA BALANCE SHEET
 AS OF MARCH 31, 2009
                                     Penseco
                                    Financial
                                    Services         Old Forge
                                   Corporation         Bank                                                         Pro Forma
($ = 000's)                         3/31/2009        3/31/2009     Elimination    Marks/Costs     Adjustments       3/31/2009
------------------------------- -----------------  -------------   -----------   -------------    ------------    --------------
ASSETS
  Cash and Equivalents           $    11,300       $      4,944                                                   $    16,244
  Securities                         168,852             32,095                                                       200,947
  Gross Loans                        429,286            166,348                        (6,399)(d)                     589,235
  Loan Loss Reserves                  (6,050)              (725)         725(a)                                        (6,050)
  Goodwill                                 -                  -                                      26,396(j)         26,396
  Other Intangibles                       69                138        (138)(b)                       2,027(k)          2,096
  Buildings and FFE                   10,647              1,708                          (132)(e)                      12,223
  Other Assets                        34,189             10,174                          2,017(f)   (17,405)(i)        28,976
                                 ------------     --------------                                                  -------------
      TOTAL ASSETS               $   648,293       $    214,682                                                       870,068
                                 ============     ==============                                                  =============
LIABILITIES
  Deposits                       $   435,087       $    176,089                            929(g)                     612,105
  Borrowings                         133,928              5,000                                                       138,928
  Other Liabilities                    5,947              1,015                             500(h)                      7,462
                                 ------------     --------------                                                  -------------
      TOTAL LIABILITIES              574,962            182,104                                                       758,495

EQUITY
  Common Equity                       73,331             32,578     (32,578)(c)                      38,242(l)        111,573
                                 ------------     --------------                                                   -------------
      Total Equity                    73,331             32,578                                                       111,573
                                 ------------     --------------
     TOTAL LIABILITIES & EQUITY  $   648,293       $    214,682                                                    $   870,068
                                 ============     ==============                                                   =============

FOOTNOTES:
--------------------------------------------------------------------------------
  (a) Elimination of loan loss reserve
  (b) Elimination of Old Forge's intangible assets
  (c) Elimination of Old Forge's common equity
  (d) Fair value adjustment for loans
  (e) Buildings and FF&E fair value adjustment
  (f) Deferred tax adjustments related to fair value adjustments
  (g) Fair value adjustment for certificates of deposits
  (h) Fair value adjustment for unrecorded contingent liability
  (i) Escrowed purchase price related to cash component
  (j) Goodwill created in the transaction
  (k) Fair value adjustment for core deposit intangible
  (l) Purchase price related to the equity interest transferred


PRO FORMA INCOME STATEMENT
  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                             Penseco
                                            Financial
                                             Services             Old Forge
                                           Corporation               Bank                                    Pro Forma
($ = 000's)                                 3/31/2009             3/31/2009          Adjustments             3/31/2009
---------------------------------------- -----------------      ---------------     ---------------      ------------------
INTEREST INCOME
  Interest and fees on loans               $     6,284          $    2,524                    252   (a)     $      9,060
  Interest and dividends on investments          1,753                 377                    (30)  (b)            2,100
  Interest on Federal funds sold                     -                   1                                             1
  Interest on balances with banks                    3                   -                                             3
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                        8,040               2,902                    222                 11,164
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                           1,221                 897                    (52)  (c)            2,066
  Interest on borrowed funds                       821                   9                                           830
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                       2,042                 906                    (52)                 2,896
---------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                          5,998               1,996                    274                  8,268
  Provision for loan losses                        996                  75                                         1,071
---------------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                          5,002               1,921                    274                  7,197
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
  Service charges on deposits                      339                  80                                           419
  Other non-interest income                      2,071                  97                                         2,168
  Realized gains (losses) on securities              -                   -                                             -
---------------------------------------------------------------------------------------------------------------------------
    Total Other Income                           2,410                 177                      -                  2,587
---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
  Salaries and employee benefits                 2,478                 696                                         3,174
  Expense of premises and equipment                791                 146                                           937
  Other non-interest expense                     2,520                 415                     92    (d)           3,027
---------------------------------------------------------------------------------------------------------------------------
    Total Other Expenses                         5,789               1,257                     92                  7,138
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                     1,623                 841                    182                  2,646
  Applicable income taxes                          162                 320                     62                    544
---------------------------------------------------------------------------------------------------------------------------
    NET INCOME                             $     1,461          $      521                    120           $      2,102
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share                  $      0.68          $     0.93                                  $       0.64(e)

FOOTNOTES:
--------------------------------------------------------------------------------
  (a) Amortization of loan fair value adjustment
  (b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
  (c) Amortization of certificate of deposit fair value adjustment
  (d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
  (e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079
  (f) Excludes merger related costs of $1,335,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively


PRO FORMA INCOME STATEMENT
  FOR THE TWELVE MONTHS ENDED  DECEMBER 31, 2008

                                             Penseco
                                            Financial
                                             Services             Old Forge
                                           Corporation               Bank                                    Pro Forma
($ = 000's)                                12/31/2008             12/31/2008          Adjustments            12/31/2008
---------------------------------------- -----------------      ---------------     ---------------      ------------------
INTEREST INCOME
  Interest and fees on loans              $    26,218            $    10,184          $      1,008 (a)     $     37,410
  Interest and dividends on investments         7,583                  1,779                  (120)(b)            9,242
  Interest on Federal funds sold                   29                     33                                         62
  Interest on balances with banks                  68                      0                                         68
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                      33,898                 11,996                   888               46,782
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                          6,973                  4,361                  (208) (c)          11,126
  Interest on borrowed funds                    3,857                     47                                      3,904
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                     10,830                  4,408                  (208)              15,030
---------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME                        23,068                  7,588                 1,096               31,752
  Provision for loan losses                       861                    300                                      1,161
---------------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                        22,207                  7,288                 1,096               30,591
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
  Service charges on deposits                   1,477                    486                                      1,963
  Other non interest income                     9,547                    293                                      9,840
  Realized gains (losses) on securities            12                     20                                         32
---------------------------------------------------------------------------------------------------------------------------
    Total Other Income                         11,036                    799                                     11,835
---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
  Salaries and employee benefits               10,157                  2,824                                     12,981
  Expense of premises and equipment             2,703                    543                                      3,246
  Other non interest expense                    9,312                  1,635                   368 (d)           11,315
---------------------------------------------------------------------------------------------------------------------------
    Total Other Expenses                       22,172                  5,002                   368               27,542
---------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                   11,071                  3,085                   728               14,884
  Applicable income taxes                       2,458                    565                   248                3,271
---------------------------------------------------------------------------------------------------------------------------
    NET INCOME                            $     8,613            $     2,520          $        480         $     11,613
---------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share                 $      4.01            $      4.51                               $       3.55 (e)


FOOTNOTES:
--------------------------------------------------------------------------------
  (a) Amortization of loan fair value adjustment and effect in subsequent four year period
  (b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
  (c) Amortization of certificate of deposit fair value adjustment
  (d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
  (e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079

PART 1.  FINANCIAL INFORMATION,  ITEM 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the "Company") and its subsidiary, Penn Security Bank (the "Bank"), and Trust Company, at March 31, 2009 and for the three month periods ended March 31, 2009 and March 31, 2008. All information is presented in thousands of dollars, except as indicated. The Company consummated the acquisition of Old Forge Bank on April 1, 2009. Therefore, the operating results for Old Forge Bank for the three month period ended March 31, 2009 is not included herein.

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

NON-GAAP FINANCIAL MEASURES: (VISA TRANSACTION)

Certain financial measures contained in this Form 10-Q with respect to the three months ended March 31, 2008 exclude the decrease of the liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA. Also, as to the three months ended March 31, 2009, these financial measures exclude merger related costs related to the acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above-referenced items have not been determined in accordance with generally accepted accounting principles ("GAAP") and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

In March 2008, VISA, Inc. (VISA) completed its initial public offering. The Bank and certain other VISA member banks are shareholders in VISA. Following the initial public offering, the Company received $1.2 million in proceeds from the offering, as a mandatory partial redemption of 28,351 shares, reducing the Company's holdings from 73,333 to 44,982 shares of Class B common stock. Using proceeds from this offering, VISA established a $3.0 billion escrow account to cover the resolution of pending litigation and related claims. The partial redemption proceeds of $1.2 million are reflected in other non-interest income in the first quarter of 2008.

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. A conversion ratio of 0.6296 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of March 31, 2009, the value of the Class A shares was $55.60 per share. The value of unredeemed Class A equivalent shares owned by the Company was $1.6 million as of March 31, 2009, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed $497 reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA, Inc. initial public offering as a charge to other non-interest expense.

Merger costs related to the acquisition of Old Forge Bank consist of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

                                                                       Three Months Ended
                                                                           March 31,
                                                                     2009              2008             Change
                                                                ---------------   -------------     --------------
Net interest income after provision for loan losses              $    5,002       $    5,342          $   (340)
Non-interest income                                                   2,410            3,618            (1,208)
Non-interest expense                                                 (7,124)          (5,058)           (2,066)
Income tax benefit (provision)                                          153             (945)            1,098
                                                                -------------    --------------    ---------------
     Net income                                                         441            2,957            (2,516)

ADJUSTMENTS
-----------
Non-interest income
     Gain on mandatory redemption of VISA, Inc.
     class B common stock                                                 -           (1,213)            1,213
Non-interest expense
     Merger related costs                                             1,335                -             1,335
     Covered litigation provision                                         -             (497)              497
                                                                -------------    --------------    ---------------
     Total Adjustments pre-tax                                        1,335           (1,710)            3,045
Income tax provision (benefit)                                          315             (581)              896
                                                                -------------    --------------    ---------------
     After tax adjustments to GAAP                                    1,020           (1,129)            2,149
                                                                -------------    --------------    ---------------
     Adjusted net income                                         $    1,461       $    1,828          $   (367)
                                                                =============    ==============    ===============
Return on Average Assets                                               0.93%            1.24%
Return on Average Equity                                               7.84%           10.37%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended March 31, 2009 was 2.37% (7.84% excluding the merger costs) and ..28% (.93% excluding the merger costs), respectively. ROE was 16.77% (10.37% excluding the VISA IPO impact) and ROA was 2.00% (1.24% excluding the VISA IPO impact) for the same period last year.

EXECUTIVE SUMMARY

Penseco Financial Services Corporation reported a decrease in net income of $2,516 for the three months ended March 31, 2009 to $441 or $.21 per share compared with $2,957 or $1.38 per share from the year ago period. The decrease in net income was primarily attributed to $1,335 of merger related costs associated with the acquisition of the Old Forge Bank, which was completed on April 1, 2009, along with the first quarter 2008 one time positive impact of $1,710 related to Visa International's Initial Public Offering. Net interest income increased $421 or 7.5% largely due to reduced interest expense from lower deposit costs. Core net income decreased $367 or 20.1% due to an increase in FDIC insurance costs of $143 and a higher provision for potential loan losses of $761. As of March 31, 2009 there are no significant loans as to which management has serious doubt about their collectibility, however the Company felt it prudent to increase its provision for loan losses as the general economy continues to weaken. The allowance for loan losses at March 31, 2009 was 1.41% of total loans compared to 1.20% of total loans at December 31, 2008 and 1.20% of total loans at March 31, 2008.

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

Net interest income before provision for loan losses increased $421 or 7.5% to $5,998 for the three months ended March 31, 2009 compared to $5,577 for the three months ended March 31, 2008. The average yield on interest earning assets decreased 72 basis points, largely from the Federal Reserve Bank lowering its target for the Federal funds rate to 25 basis points since the fall of 2007 from 5.75% to 0.25% in December 2008.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended March 31, 2009, net interest margin decreased 29 basis points to 3.99% from 4.28% in the same period of 2008.

Total average interest earning assets and average interest bearing funds increased during the three months ended March 31, 2009 as compared to 2008. Average interest earning assets increased $40.5 million or 7.2%, from $560.9 million in 2008 to $601.4 million in 2009 and average interest bearing funds increased $34.3 million, or 7.7%, from $444.1 million to $478.4 million for the same period, mainly due to increased loans during the 2009 period and increases in money market accounts, time deposits, and repurchase agreements. Average long-term borrowings increased a net of $8.0 million or 12.6% reflecting new borrowings at the end of the first quarter of 2008. Average earning assets, including Bank-Owned Life Insurance (BOLI), increased to 96.6% for the three months ended March 31, 2009 from 96.2% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended March 31, 2009 and 2008. Average loans as a percentage of average interest earning assets decreased from 72.7% in 2008 to 72.6% in 2009. Average investments increased $10.6 million remaining at 27.0% of interest earning assets. Interest bearing balances with banks increased $.8 million to $2.3 million from $1.5 million. Average time deposits increased $3.5 million to $110.9 million from $107.4 million, average long-term borrowings increased $8.0 million, while repurchase agreements increased $5.8 million or 24.5% to $29.5 million compared to $23.7 million for the year ago period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 51 basis points from 5.92% for the three months ended March 31, 2008 to 5.41% for the three months ended March 31, 2009. Average loan yields decreased 77 basis points, from 6.53% for the three months ended March 31, 2008 to 5.76% for the three months ended March 31, 2009.

The average time deposit costs decreased 138 basis points from 4.21% for the three months ended March 31, 2008 to 2.83% for the three months ended March 31, 2009. In addition, the average cost of money market accounts decreased 132 basis points from 2.35% for the three months ended March 31, 2008 to 1.03% for the three months ended March 31, 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY / INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended March 31, 2009 and March 31, 2008.

----------------------------------------------------------------------------------------------------------------------
                                                      MARCH 31, 2009                         MARCH 31, 2008
ASSETS                                       AVERAGE       REVENUE/     YIELD/       AVERAGE      REVENUE/     YIELD/
                                             BALANCE       EXPENSE      RATE         BALANCE      EXPENSE      RATE
----------------------------------------------------------------------------------------------------------------------
Investment Securities
      Available-for-sale:
         U.S. Agency obligations           $  52,603     $   497         3.78%     $   35,989    $   471        5.23%
         States & political subdivisions      41,124         474         6.99%         40,594        447        6.67%
         Federal Home Loan Bank stock          5,568           -            -           4,885         48        3.93%
         Other                                 1,260          14         4.44%          2,736         26        3.80%
      Held-to-maturity:
         U.S. Agency obligations              32,537         381         4.68%         38,229        434        4.54%
         States & political subdivisions      29,229         386         8.00%         29,239        389        8.06%
Loans, net of unearned income:
      Real estate mortgages                  274,297       3,972         5.79%        263,008      4,098        6.23%
      Commercial real estate                 101,798       1,440         5.66%         84,415      1,445        6.85%
      Commercial                              24,954         344         5.51%         23,706        444        7.49%
      Consumer and other                      35,714         528         5.91%         36,666        674        7.35%
Federal funds sold                                 -           -            -               -          -           -
Interest on balances with banks                2,300           3         0.52%          1,481         11        2.97%
----------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
      Total Interest Income                $ 601,384     $ 8,039         5.64%     $  560,948    $ 8,487        6.36%
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                        8,066                                    9,900
Bank premises and equipment                   10,519                                    9,257
Accrued interest receivable                    3,300                                    3,335
Cash surrender value of life insurance         7,713                                    7,396
Other assets                                   4,962                                    4,770
Less:  Allowance for loan losses               5,254                                    4,704
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                               $ 630,690                               $  590,902
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Demand-Interest bearing              $  52,007     $    57         0.44%     $   52,436    $   112        0.85%
      Savings                                 74,963          74         0.39%         77,803        131        0.67%
      Money markets                          118,795         306         1.03%        103,638        610        2.35%
      Time - Over $100                        39,820         278         2.79%         40,131        451        4.50%
      Time - Other                            71,101         506         2.85%         67,220        680        4.05%
Repurchase agreements                         29,544         108         1.46%         23,655        154        2.60%
Short-term borrowings                         20,744          28         0.54%         15,835        140        3.54%
Long-term borrowings                          71,423         685         3.84%         63,411        632        3.99%
----------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
      Total Interest Expense               $ 478,397     $ 2,042         1.71%     $  444,129    $ 2,910        2.62%
----------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 73,012                                   70,848
All other liabilities                          4,708                                    5,413
Stockholders' equity                          74,573                                   70,512
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 630,690                               $  590,902
----------------------------------------------------------------------------------------------------------------------
Interest Spread                                                          3.93%                                  3.74%
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      $ 5,997                                 $ 5,577
----------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
      Net interest margin                                                3.99%                                  4.28%
      Return on average assets                                           0.28%                                  2.00%
      Return on average equity                                           2.37%                                 16.77%
      Average equity to average assets                                  11.82%                                 11.93%
      Dividend payout ratio                                            200.00%                                 29.71%
----------------------------------------------------------------------------------------------------------------------

INVESTMENTS

The Company's investment portfolio has primarily two functions: To provide liquidity and to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company's mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

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

The provision for loan losses increased $761 from $235 for the three months ended March 31, 2008 to $996 for the three months ended March 31, 2009, mainly due to the management's more conservative valuation of the loan portfolio for loan losses in response to recent economic conditions. Loans charged off totaled $222 and recoveries were $1 for the three months ended March 31, 2009. In the same period of 2008, loans charged off totaled $15 and recoveries were $5. At March 31, 2009 the allowance for loan losses was $6,050, or 1.41% of gross loans compared to $4,925 or 1.20% of gross loans at March 31, 2008.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the three months ended March 31, 2009 and March 31, 2008, respectively:

                                                  MARCH 31,          MARCH 31,
THREE MONTHS ENDED:                                 2009               2008
------------------------------------------------------------------------------
Trust department income                        $     310          $    365
Service charges on deposit accounts                  339               263
Merchant transaction income                        1,208             1,184
Brokerage income                                     117               181
Other fee income                                     287               298
Bank-owned life insurance income                      79                78
Other operating income                                70                36
VISA mandatory share redemption                        -             1,213
Realized gains (losses) on securities, net             -                 -
------------------------------------------------------------------------------
       Total Non-Interest Income               $   2,410          $  3,618
------------------------------------------------------------------------------

Total non-interest income decreased $1,208 or 33.4% to $2,410 for the three months ended March 31, 2009, compared with $3,618 for the same period in 2008. The lower non-interest income was attributed to a one time gain of $1,213 related to the VISA IPO during the first quarter of 2008. Trust department income decreased $55 or 15.1% due to a decrease in the market value of trust assets. Service charges on deposit accounts increased $76 or 28.9% primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income increased $24 or 2.0% due to higher transaction volume and new business. Brokerage fee income decreased $64 or 35.4% mostly due to the decline in the overall market as the economy continues to slow.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the three months ended March 31, 2009 and March 31, 2008, respectively:

                                             MARCH 31,          MARCH 31,
THREE MONTHS ENDED:                            2009                2008
-----------------------------------------------------------------------------
Salaries and employee benefits            $     2,478         $     2,415
Expense of premises and fixed assets              791                768
Merchant transaction expenses                     857                902
Merger related costs                            1,335                  -
Other operating expenses                        1,663                973
-----------------------------------------------------------------------------
      Total Non-Interest Expenses         $     7,124         $    5,058
-----------------------------------------------------------------------------

Total non-interest expenses increased $2,066 or 40.8% to $7,124 for the three months ended March 31, 2009 compared with $5,058 for the same period of 2008. Salaries and employee benefits expense increased $63 or 2.6% due to merit increases in salaries and employee benefits. Merger related costs of $1,335 consist of computer and equipment upgrades totaling $606, investment banking, valuation services, legal and accounting fees of $429 and severance payments of $300. Other operating expenses increased $690 or 70.9% partly from a higher one time FDIC assessment cost of $143. In March 2008, the Company reversed $497 of legal and professional expense related to the VISA IPO thereby lowering other operating expenses for three months ended March 31, 2008. Excluding both one time charges, operating expense increased $50 or 3.4%.

INCOME TAXES

Applicable income taxes decreased to a benefit of $153 for the three months ended March 31, 2009 from a provision of $945 for the same period of 2008, due to additional expenses related to the merger with Old Forge Bank in 2009, a higher provision for loan losses in 2009 and a one time gain on the VISA IPO during the three months ended March 31, 2008.

LOAN PORTFOLIO
Details regarding the Company's loan portfolio on March 31, 2009 and December 31, 2008 are as follows:

                                                        MARCH 31,   DECEMBER 31,
AS OF:                                                    2009         2008
--------------------------------------------------------------------------------
Real estate - construction and land development      $  23,736      $  21,949
Real estate mortgages                                  349,029        355,528
Commercial                                              21,485         27,793
Credit card and related plans                            3,168          3,272
Installment and other                                   27,519         28,135
Obligations of states & political subdivisions           4,349          4,471
--------------------------------------------------------------------------------
       Loans, net of unearned income                   429,286        441,148
Less:  Allowance for loan losses                         6,050          5,275
--------------------------------------------------------------------------------
       Loans, net                                    $ 423,236      $ 435,873
--------------------------------------------------------------------------------

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's loan portfolio primarily consists of residential and commercial mortgage loans, secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

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

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                                MARCH 31,   DECEMBER 31,     MARCH 31,
AS OF:                                            2009          2008           2008
----------------------------------------------------------------------------------------
Non-accrual loans                              $     882     $   1,454      $    301
Other real estate owned                              474             -             -
----------------------------------------------------------------------------------------
   Total non-performing assets                 $   1,356     $   1,454      $    301
----------------------------------------------------------------------------------------

Loans past due 90 days or more and accruing:
      Secured by real estate                   $     759     $     810      $    186
      Guaranteed student loans                       280           203           409
      Credit card loans                               18            17             2
      Commercial                                       -           119           120
      Other loans to individuals for household,
        family, and other personal expenditures        -             4             -
----------------------------------------------------------------------------------------
   Total loans past due 90 days or more and
    accruing                                   $   1,057     $   1,153      $    717
----------------------------------------------------------------------------------------

Non-accrual loans increased $581 to $882 at March 31, 2009 from $301 at March 31, 2008. However, non-accrual loans have decreased $572 from $1,454 at December 31, 2008.

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $882 at March 31, 2009, up from $301 at March 31, 2008. If interest on those loans had been accrued, such income would have been $85 and $33 for the three months ended March 31, 2009 and March 31, 2008, respectively. Interest income on those loans, which is recorded only when received, amounted to $3 and $14 at March 31, 2009 and March 31, 2008, respectively. There were no commitments to lend additional funds to individuals whose loans are in non-accrual status.

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

As of March 31, 2009 there are no significant loans as to which management has serious doubt about their collectibility. During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. Currently, the Company holds $8.3 million of TERI loans out of a total student loan portfolio of $20.0 million. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At March 31, 2009 there was $174,000 in such loans placed on non-accrual status.

At March 31, 2009 and December 31, 2008, the Company did not have any loans specifically classified as impaired. Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE
The following tables present the Company's loan loss experience during the periods indicated:

                                                MARCH 31,            MARCH 31,
THREE MONTHS ENDED:                               2009                 2008
--------------------------------------------------------------------------------
Balance at beginning of period                $   5,275             $  4,700
Charge-offs:
              Real estate mortgages                 162                    -
              Commercial and all others               -                    5
              Credit card and related plans          15                   10
              Installment loans                      45                    -
--------------------------------------------------------------------------------
Total charge-offs                                   222                   15
--------------------------------------------------------------------------------
Recoveries:
              Real estate mortgages                   -                    -
              Commercial and all others               -                    3
              Credit card and related plans           1                    2
              Installment loans                       -                    -
--------------------------------------------------------------------------------
Total recoveries                                      1                    5
--------------------------------------------------------------------------------
Net charge-offs (recoveries)                        221                   10
--------------------------------------------------------------------------------
Provision charged to operations                     996                  235
--------------------------------------------------------------------------------
              Balance at End of Period        $   6,050             $  4,925
--------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries)
to average loans outstanding                      0.050%               0.002%
--------------------------------------------------------------------------------

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

The allowance for loan losses at March 31, 2009 was $6,050 or 1.41% of total loans compared to $4,925 or 1.20% of total loans at March 31, 2008. Management believes the loan loss reserve is adequate.

The allowance for loan losses is allocated as follows:

AS OF:                             MARCH 31, 2009          DECEMBER 31, 2008          MARCH 31, 2008
------------------------------------------------------------------------------------------------------------
                                   Amount       %    *      Amount       %   *     Amount          %   *
------------------------------------------------------------------------------------------------------------
Real estate mortgages            $  1,200      87%       $  1,200       86%       $  1,200        85%
Commercial and all others           4,000       5%          3,275        6%          3,125         7%
Credit card and related plans         325       1%            300        1%            300         1%
Personal installment loans            525       7%            500        7%            300         7%
------------------------------------------------------------------------------------------------------------
    Total                        $  6,050     100%       $  5,275      100%       $  4,925       100%
------------------------------------------------------------------------------------------------------------

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At March 31, 2009 the Company had $145,816 of available borrowing capacity with the FHLB and a Borrower-In-Custody (BIC) line of credit of $14,500 with the Federal Reserve Bank of Philadelphia.

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

At March 31, 2009 the Bank has entered into contracts for the renovation of various branches, in the aggregate amount of $1,909, approximately $132 of which had been disbursed as of March 31, 2009.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At March 31, 2009, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,990.

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

The Company's total risk-based capital ratio was 19.09% at March 31, 2009. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is "adequately capitalized".

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

For a discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's financial instruments, see Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company's asset and liability position since December 31, 2008.


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

There have been no substantive changes in the internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At March 31, 2009, the Company owned approximately $108.3 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of March 31, 2009, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $.4 million. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

OPERATIONAL RISK

A CONTINUATION OF RECENT TURMOIL IN THE FINANCIAL MARKETS COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS.

In recent periods, United States and global markets, as well as general economic conditions, have been disrupted and volatile. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken steps to try to stabilize the financial system, including investing in financial institutions. The Company has not applied for and is not participating in any government sponsored Capital Purchase Programs. Our company's financial condition and results of operations could be adversely affected by (1) continued disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, including the Federal Home Loan Bank, (3) limitations resulting from governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated. Further, there can be no assurance that action by federal and state legislatures, and governmental agencies and regulators, including the enacted legislation authorizing the U.S. government to invest in financial institutions, or changes in tax policy, will help stabilize the U.S. financial system and any such action, including changes to existing legislation or policy, could have an adverse effect on the financial conditions or results of operations of the Company.

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer service, as well as efficient and profitable operations, is dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of March 31, 2009, the Company employed 167 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

     None.

ITEM 3   -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4   -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5   -- OTHER INFORMATION

     None.

ITEM 6   -- EXHIBITS

     31       Rule 13a-14(a)/15-d-4(a) Certifications

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



PENSECO FINANCIAL SERVICES CORPORATION



By       /s/ CRAIG W. BEST
         ------------------------------
         Craig W. Best
         President and CEO

Dated:   May 6, 2009



By       /s/ PATRICK SCANLON
         ------------------------------
         Patrick Scanlon
         Senior Vice President, Finance Division Head
         (Principal Financial Officer)

Dated:   May 6, 2009