Form 10-Q
period 2009-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2009-08-10
CIK 1054508

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

                  For the quarterly period ended June 30, 2009
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                               ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|     No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on July 31, 2009 was 3,276,079.

================================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                           PAGE
                                                                           ----

PART I -- FINANCIAL INFORMATION

  Item 1. Unaudited Financial Statements - Consolidated

    Balance Sheets:

      June 30, 2009.........................................................  3
      December 31, 2008.....................................................  3

    Statements of Income:

      Three Months Ended June 30, 2009......................................  4
      Three Months Ended June 30, 2008......................................  4
      Six Months Ended June 30, 2009........................................  5
      Six Months Ended June 30, 2008........................................  5

   Statements of Changes in Stockholders' Equity:

     Three Months Ended June 30, 2009.......................................  6
     Three Months Ended June 30, 2008.......................................  6
     Six Months Ended June 30, 2009.........................................  7
     Six Months Ended June 30, 2008.........................................  7

   Statements of Cash Flows:

      Six Months Ended June 30, 2009........................................  8
      Six Months Ended June 30, 2008........................................  8

   Notes to Unaudited Consolidated Financial Statements.....................  9

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 23

  Item 3. Quantitative and Qualitative Disclosures About Market
            Risk............................................................ 39

  Item 4. Controls and Procedures........................................... 40

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings................................................. 40

  Item 1A. Risk Factors..................................................... 40

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....... 43

  Item 3. Defaults Upon Senior Securities................................... 43

  Item 4. Submission of Matters to a Vote of Security Holders............... 43

  Item 5. Other Information................................................. 44

  Item 6. Exhibits.......................................................... 44

Signatures.................................................................. 45

PART I. FINANCIAL INFORMATION,  ITEM 1 --  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                June 30,     December 31,
                                                  2009          2008
                                               ------------  ------------
ASSETS
Cash and due from banks                         $ 11,112       $  7,246
Interest bearing balances with banks               2,253          2,109
Federal funds sold                                     -              -
                                               ------------  ------------
   Cash and Cash Equivalents                      13,365          9,355
Investment securities:
   Available-for-sale, at fair value             135,102         94,996
   Held-to-maturity (fair value of $58,278
     and $64,678, respectively)                   56,063         62,484
                                               ------------  ------------
   Total Investment Securities                   191,165        157,480
Loans, net of unearned income                    586,693        441,148
   Less: Allowance for loan losses                 6,050          5,275
                                               ------------  ------------
   Loans, Net                                    580,643        435,873
Bank premises and equipment                       12,216         10,391
Other real estate owned                              687              -
Accrued interest receivable                        4,058          3,518
Goodwill                                          26,398              -
Cash surrender value of life insurance            14,121          7,684
Other assets                                      11,470          4,666
                                               ------------  ------------
   Total Assets                                 $854,123       $628,967
                                               ============  ============

LIABILITIES
Deposits:
   Non-interest bearing                         $ 97,805       $ 72,456
   Interest bearing                              541,473        352,269
                                               ------------  ------------
   Total Deposits                                639,278        424,725
Other borrowed funds:
   Repurchase agreements                          25,100         29,155
   Short-term borrowings                           1,234         24,204
   Long-term borrowings                           67,539         72,720
Accrued interest payable                           1,382          1,118
Other liabilities                                  6,377          3,403
                                               ------------  ------------
   Total Liabilities                             740,910        555,325
                                               ------------  ------------

STOCKHOLDERS' EQUITY
Common stock; $ .01 par value, 15,000,000
  shares authorized, 3,276,079 shares issued
  and outstanding at June 30, 2009 and
   2,148,000 shares issued and outstanding at
   December 31, 2008                                  33             21
Surplus                                           48,865         10,819
Retained earnings                                 65,777         64,745
Accumulated other comprehensive income            (1,462)        (1,943)
                                               ------------  ------------
   Total Stockholders' Equity                    113,213         73,642
                                               ------------  ------------
   Total Liabilities and Stockholders' Equity   $854,123       $628,967
                                               ============  ============

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Three Months         Three Months
                                                Ended                Ended
                                            June 30, 2009        June 30, 2008
                                           -----------------    -----------------
INTEREST INCOME
Interest and fees on loans                   $    8,727            $    6,436
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
     Agency obligations                             872                 1,100
   States & political subdivisions                1,133                   836
   Other securities                                   8                    69
Interest on Federal funds sold                        -                     -
Interest on balances with banks                       3                    23
                                             -------------        -------------
   Total Interest Income                         10,743                 8,464
                                             -------------        -------------
INTEREST EXPENSE
Interest on time deposits of $100,000
  or more                                           482                   355
Interest on other deposits                        1,441                 1,424
Interest on other borrowed funds                    780                 1,018
                                             -------------        -------------
   Total Interest Expense                         2,703                 2,797
                                             -------------        -------------
   Net Interest Income                            8,040                 5,667

Provision for loan losses                           235                   216
                                             -------------        -------------
   Net Interest Income After Provision
   for Loan Losses                                7,805                 5,451
                                             -------------        -------------
NON-INTEREST INCOME
Trust department income                             375                   382
Service charges on deposit accounts                 481                   396
Merchant transaction income                         841                   935
Brokerage income                                     79                   169
Other fee income                                    331                   320
Bank-owned life insurance income                    132                    80
Other operating income                              218                    82
VISA mandatory share redemption                       -                     -
Realized gains (losses) on securities, net          314                     -
                                             -------------        -------------
   Total Non-Interest Income                      2,771                 2,364
                                             -------------        -------------
NON-INTEREST EXPENSES
Salaries and employee benefits                    3,249                 2,509
Expense of premises and fixed assets                817                   667
Merchant transaction expenses                       605                   703
Merger related costs                                215                     -
Other operating expenses                          2,046                 1,578
                                             -------------        -------------
   Total Non-Interest Expenses                    6,932                 5,457
                                             -------------        -------------
Income before income taxes                        3,644                 2,358
Applicable income taxes                             775                   430
                                             -------------        -------------
   Net Income                                $    2,869            $    1,928
                                             =============        =============

Weighted average shares outstanding           3,276,079             2,148,000

Earnings per Common Share                    $     0.88            $     0.89

Cash Dividends Declared Per Common Share     $     0.42            $     0.41

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           Six Months Ended     Six Months Ended
                                            June 30, 2009        June 30, 2008
                                           -----------------    -----------------
INTEREST INCOME
Interest and fees on loans                   $   15,011            $   13,097
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
     Agency obligations                           1,750                 2,005
   States & political subdivisions                1,994                 1,672
   Other securities                                  22                   143
Interest on Federal funds sold                        -                     -
Interest on balances with banks                       6                    34
                                             -------------        -------------
   Total Interest Income                         18,783                16,951
                                             -------------        -------------
INTEREST EXPENSE
Interest on time deposits of $100,000
  or more                                           760                   806
Interest on other deposits                        2,384                 2,957
Interest on other borrowed funds                  1,601                 1,944
                                             -------------        -------------
   Total Interest Expense                         4,745                 5,707
                                             -------------        -------------
   Net Interest Income                           14,038                11,244

Provision for loan losses                         1,231                   451
                                             -------------        -------------
   Net Interest Income After Provision
     for Loan Losses                             12,807                10,793
                                             -------------        -------------
NON-INTEREST INCOME
Trust department income                             685                   747
Service charges on deposit accounts                 820                   659
Merchant transaction income                       2,049                 2,119
Brokerage income                                    196                   351
Other fee income                                    618                   617
Bank-owned life insurance income                    211                   158
Other operating income                              288                   118
VISA mandatory share redemption                       -                 1,213
Realized gains (losses) on securities, net          314                     -
                                             -------------        -------------
   Total Non-Interest Income                      5,181                 5,982
                                             -------------        -------------
NON-INTEREST EXPENSES
Salaries and employee benefits                    5,727                 4,924
Expense of premises and fixed assets              1,608                 1,435
Merchant transaction expenses                     1,462                 1,605
Merger related costs                              1,550                     -
Other operating expenses                          3,709                 2,551
                                             -------------        -------------
   Total Non-Interest Expenses                   14,056                10,515
                                             -------------        -------------
Income before income taxes
                                                  3,932                6,260
Applicable income taxes                             622                 1,375
                                             -------------        -------------
   Net Income                                $    3,310            $    4,885
                                             =============        =============

Weighted average shares outstanding           2,712,040             2,148,000

Earnings per Common Share                    $     1.22            $     2.27

Cash Dividends Declared Per Common Share     $     0.84            $     0.82

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              Accumulated
                                                                                                 Other            Total
                                                        Common                  Retained     Comprehensive    Stockholders'
                                                         Stock      Surplus     Earnings         Income          Equity
                                                       --------     -------     --------     -------------    -------------
Balance, March 31, 2008                                 $  21       $10,819     $61,773        $   (416)        $ 72,197
Comprehensive income:
    Net income                                              -             -       1,928               -            1,928
    Other comprehensive income, net of tax
      Unrealized losses on securities, net of
        reclassification adjustment                         -             -           -          (1,298)          (1,298)
      Minimum pension liability adjustment                  -             -           -             445              445
                                                                                              -------------   -------------
    Other comprehensive income                                                                     (853)            (853)
                                                                                                              -------------
Comprehensive income                                                                                               1,075
Cash dividends declared ($0.41 per share)                   -            -         (881)              -             (881)
                                                       --------     -------     --------     -------------    -------------
Balance, June 30, 2008                                  $  21       $10,819     $62,820        $ (1,269)        $ 72,391
                                                       ========     =======     ========     =============    =============

Balance, March 31, 2009                                    21        10,819      64,284          (1,793)          73,331
Fair value of consideration exchanged in merger            12        38,046           -               -           38,058
Comprehensive income:
    Net income                                              -             -       2,869               -            2,869
    Other comprehensive income, net of tax
      Unrealized gains on securities, net of
        reclassification adjustment                         -             -           -             331              331
                                                                                              -------------   -------------
    Other comprehensive income                                                                      331              331
                                                                                                              -------------
Comprehensive income                                                                                               3,200
Cash dividends declared ($0.42 per share)                   -             -      (1,376)              -           (1,376)
                                                       --------     -------     --------     -------------    -------------
Balance, June 30, 2009                                  $  33       $48,865     $65,777        $ (1,462)        $113,213
                                                       ========     =======     ========     =============    =============

(See accompanying Notes to Unaudited Consolidated Financial Statements)
                                                                               6

                     PENSECO FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                              Accumulated
                                                                                                 Other            Total
                                                        Common                  Retained     Comprehensive    Stockholders'
                                                         Stock      Surplus     Earnings         Income          Equity
                                                       --------     -------     --------     -------------    -------------
Balance, March 31, 2008                                 $  21       $10,819     $59,697        $   (822)        $ 69,715
Comprehensive income:
    Net income                                              -             -       4,885               -            4,885
    Other comprehensive income, net of tax
      Unrealized losses on securities, net of
        reclassification adjustment                         -             -           -            (892)            (892)
      Minimum pension liability adjustment                  -             -           -             445              445
                                                                                              -------------   -------------
    Other comprehensive income                                                                     (447)            (447)
                                                                                                              -------------
Comprehensive income                                                                                               4,438
Cash dividends declared ($0.82 per share)                   -             -      (1,762)              -           (1,762)
                                                       --------     -------     --------     -------------    -------------
Balance, June 30, 2008                                  $  21       $10,819     $62,820        $ (1,269)        $ 72,391
                                                       ========     =======     ========     =============    =============

Balance, December 31, 2008                                 21        10,819      64,745          (1,943)          73,642
Fair value of consideration exchanged in merger            12        38,046           -               -           38,058
Comprehensive income:
    Net income                                              -             -       3,310               -            3,310
    Other comprehensive income, net of tax
      Unrealized gains on securities, net of
        reclassification adjustment                         -             -           -             481              481
                                                                                              -------------   -------------
    Other comprehensive income                                                                      481              481
                                                                                                              -------------
Comprehensive income                                                                                               3,791
Cash dividends declared ($0.84 per share)                   -             -      (2,278)              -           (2,278)
                                                       --------     -------     --------     -------------    -------------
Balance, June 30, 2009                                  $  33       $48,865     $65,777        $ (1,462)        $113,213
                                                       ========     =======     ========     =============    =============

(See accompanying Notes to Unaudited Consolidated Financial Statements)
                                                                               7

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Six Months       Six Months
                                                             Ended            Ended
                                                         June 30, 2009    June 30, 2008
                                                         ---------------  --------------
OPERATING ACTIVITIES
Net income                                                  $  3,310         $  4,885
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                 464              417
    Provision for loan losses                                  1,231              451
    Deferred income tax (benefit) provision                     (381)              13
    Amortization of securities, (net of accretion)               221              148
    Gain on VISA mandatory share redemption                        -           (1,213)
    Net realized (gains) losses on securities                   (314)               -
    (Gain) loss on other real estate                               5                -
    Decrease (increase) in interest receivable                   465              (83)
    (Increase) decrease in cash surrender value of life
       insurance                                                (211)            (157)
    (Increase) decrease in other assets                          603             (936)
    (Decrease) increase in income taxes payable                  470            1,386
    (Decrease) increase in interest payable                      (76)             (75)
    Increase (decrease) in other liabilities                   1,156             (800)
                                                           -----------      ----------
      Net cash (used) provided by operating activities         6,943            4,036
                                                           -----------      ----------
INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale     (33,892)         (38,465)
    Proceeds from sales and maturities of investment
      securities available-for-sale                           24,534            6,282
    Purchase of investment securities to be
      held-to-maturity                                             -                -
    Proceeds from repayments of investment securities
      available-for-sale                                       1,996            5,000
    Proceeds from repayments of investment securities
      held-to-maturity                                         6,316            3,306
    Net loans repaid (originated)                             13,388          (18,105)
    Proceeds from other real estate                               32                -
    Investment in premises and equipment                        (713)            (186)
    Net cash received (paid) in merger                       (12,645)               -
                                                           -----------      ----------
      Net cash (used) provided by investing activities          (984)         (42,168)
                                                           -----------      ----------
FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings
      deposits                                                25,738           15,864
    Net (payments) proceeds on time deposits                  11,797            4,632
    Increase (decrease) in repurchase agreements              (4,055)          17,884
    Net increase (decrease) in short-term borrowings         (27,970)         (12,747)
    Increase in long-term borrowings                           1,000           27,000
    Repayments of long-term borrowings                        (6,181)          (5,159)
    Cash dividends paid                                       (2,278)          (1,761)
                                                           -----------      ----------
      Net cash provided (used) by financing activities        (1,949)          45,713
                                                           -----------      ----------
      Net increase (decrease) in cash and cash
        equivalents                                            4,010            7,581
Cash and cash equivalents at January 1                         9,355           11,644
                                                           -----------      ----------
Cash and cash equivalents at June 30                        $ 13,365         $ 19,225
                                                           ===========      ==========

The Company paid interest and income taxes of $4,557 and $89 and 5,782 and $1,928, for the six months ended June 30, 2009 and 2008, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE QUARTER ENDED JUNE 30, 2009
                                   (UNAUDITED)

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

NOTE 2 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with the instructions to SEC Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year or any other period.

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

Securities Available-for-Sale Bonds, notes, debentures, mortgage-backed
-----------------------------
securities and certain equity securities not classified as securities to be held-to-maturity are carried at fair value with unrealized gains and losses, net of tax, reported as a net amount in a separate component of stockholders' equity until realized.

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

The amortized cost and fair value of investment securities at June 30, 2009 and December 31, 2008 are as follows:


                               AVAILABLE-FOR-SALE

                                                         Gross         Gross
                                          Amortized    Unrealized   Unrealized      Fair
June 30, 2009                                Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------
U.S. Agency securities                    $ 38,404      $  778       $    -      $ 39,182
Mortgage-backed securities                  18,886         491            -        19,377
States & political subdivisions             69,176         858        1,220        68,814
------------------------------------------------------------------------------------------
    Total Debt Securities                  126,466       2,127        1,220       127,373
Equity securities                            7,566         843          680         7,729
------------------------------------------------------------------------------------------
    Total Available-for-Sale              $134,032      $2,970       $1,900      $135,102
------------------------------------------------------------------------------------------


                               AVAILABLE-FOR-SALE

                                                         Gross         Gross
                                          Amortized    Unrealized   Unrealized      Fair
December 31, 2009                            Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------
U.S. Agency securities                    $ 25,221      $  919       $    -      $ 26,140
Mortgage-backed securities                  20,873         392           16        21,249
States & political subdivisions             41,726         514        1,460        40,780
------------------------------------------------------------------------------------------
    Total Debt Securities                   87,820       1,825        1,476        88,169
Equity securities                            6,835         623          631         6,827
------------------------------------------------------------------------------------------
    Total Available-for-Sale               $94,655      $2,448       $2,107      $ 94,996
------------------------------------------------------------------------------------------

                                HELD-TO-MATURITY


                                                         Gross         Gross
                                          Amortized    Unrealized   Unrealized      Fair
June 30, 2009                                Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------
Mortgage-backed securities                $ 28,005      $  932       $    -      $ 28,937
States & political subdivisions             28,058       1,294           11        29,341
------------------------------------------------------------------------------------------
    Total Held-to-Maturity                $ 56,063      $2,226       $   11      $ 58,278
------------------------------------------------------------------------------------------


                                HELD-TO-MATURITY


                                                         Gross         Gross
                                          Amortized    Unrealized   Unrealized      Fair
December 30, 2009                            Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------
Mortgage-backed securities                $ 33,254      $  661       $    2      $ 33,913
States & political subdivisions             29,230       1,558           23        30,765
------------------------------------------------------------------------------------------
    Total Held-to-Maturity                $ 62,484      $2,219       $   25      $64,678
------------------------------------------------------------------------------------------

Equity securities at June 30, 2009 and December 31, 2008 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh
(FHLB) stock, which is a required investment in order for the Company to participate in a FHLB available line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of June 30, 2009.

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


June 30, 2009                             Available-for-Sale       Held-to-Maturity
-----------------------------------------------------------------------------------------
                                          Amortized     Fair      Amortized     Fair
                                            Cost       Value        Cost       Value
-----------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities                $  9,113     $  9,187   $     -      $     -
    States & political subdivisions             45           46         -            -
After one year through five years:
    U.S. Agency securities                  26,755       27,453         -            -
    States & political subdivisions            320          333         -            -
After five year through ten years:
    U.S. Agency securities                   2,536        2,542         -            -
    States & political subdivisions          1,163        1,238     4,861        5,080
After ten years:
    States & political subdivisions         67,648       67,197    23,197        24,261
------------------------------------------------------------------------------------------
    Subtotal                               107,580      107,996    28,058        29,341
Mortgage-backed securities                  18,886       19,377    28,005        28,937
------------------------------------------------------------------------------------------
    Total Debt Securities                 $126,466     $127,373   $56,063      $58,278
------------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008, are as follows:


                                             Less than
                                           twelve months       Twelve months or more         Totals
                                        ---------------------  ---------------------  ---------------------
                                          Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
June 30, 2009                            Value       Losses     Value       Losses     Value       Losses
-----------------------------------------------------------------------------------------------------------
U.S. Agency securities                  $     -    $     -      $     -    $    -      $     -   $    -
States & political subdivisions          17,294        343       18,178       888       35,472    1,231
Equities                                      -          -          999       680          999      680
-----------------------------------------------------------------------------------------------------------
  Total                                 $17,294    $   343      $19,177    $1,568      $36,471   $1,911
-----------------------------------------------------------------------------------------------------------



                                             Less than
                                           twelve months       Twelve months or more         Totals
                                        ---------------------  ---------------------  ---------------------
                                          Fair     Unrealized    Fair     Unrealized    Fair     Unrealized
December 31, 2009                        Value       Losses     Value       Losses     Value       Losses
-----------------------------------------------------------------------------------------------------------
Mortgage-backed securities              $     -    $    -       $5,351     $   18      $ 5,351   $   18
States & political subdivisions          21,569     1,247        1,409        236       22,978    1,483
Equities                                     37        15          395        616          432      631
-----------------------------------------------------------------------------------------------------------
  Total                                 $21,606    $1,262       $7,155     $  870      $28,761   $2,132
-----------------------------------------------------------------------------------------------------------

The table at June 30, 2009 includes twenty-one (21) securities that have unrealized losses for less than twelve months and forty-three (43) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2008 includes forty-two (42) securities that have unrealized losses for less than twelve months and twenty (20) securities that have been in an unrealized loss position for twelve or more months. The Company has analyzed its investment portfolio and determined that the market value fluctuation in these securities is consistent with the broader market and not a cause for recognition of a current loss.

U.S. AGENCY SECURITIES

The unrealized losses on the Company's investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

STATES AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

NOTE 5 -- LOAN PORTFOLIO

Details regarding the Company's loan portfolio on June 30, 2009 and December 31, 2008 are as follows:


                                                     June 30,        December 31,
As of:                                                 2009             2008
---------------------------------------------------------------------------------
Real estate - construction and land development     $ 28,828          $ 21,949
Real estate mortgages                                460,980           355,528
Commercial                                            24,866            27,793
Credit card and related plans                          3,235            3,272
Installment and other                                 61,473           28,135
Obligations of states & political subdivisions         7,311            4,471
---------------------------------------------------------------------------------
  Loans, net of unearned income                      586,693          441,148
Less:  Allowance for loan losses                       6,050            5,275
---------------------------------------------------------------------------------
  Loans, net                                        $580,643         $435,873
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

NOTE 6 -- LOAN SERVICING

The Company generally retains the right to service mortgage loans sold to third parties. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is amortized in proportion to and over the period of estimated net servicing income.

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

NOTE 7 -- GOODWILL

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions, as well as other factors, could result in goodwill impairment in future periods.

NOTE 8 -- OTHER INTANGIBLE ASSETS

Intangible assets include premiums from purchases of core deposit relationships acquired in the Merger (see Note 13). The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense for the next five years is expected to be as follows:

        June 30,
        --------
          2010     $  237
          2011        213
          2012        189
          2013        164
          2014        140

NOTE 9 -- LONG-TERM DEBT

A summary of the Company's long-term debt at June 30, 2009 is as follows:


                           Fixed
Monthly Installment        Rate     Maturity Date    Balance
------------------------------------------------------------
Amortizing loans
    $ 253                  3.22%       03/15/10      $ 2,246
       90                  3.10%       02/28/13        3,741
      430                  3.74%       03/13/13       18,031
       67                  3.44%       03/02/15        4,138
       13                  3.48%       03/31/15          839
       10                  3.83%       04/02/18          902
      186                  4.69%       03/13/23       22,642
------------------------------------------------------------
  Total amortizing                                    52,539
------------------------------------------------------------
Non-amortizing loans
                           2.62%       08/31/09        1,000
                           2.61%       03/01/10        1,000
                           1.71%       03/02/10        1,000
                           2.61%       08/30/10        1,000
                           2.88%       02/28/11        2,000
                           3.27%       02/29/12        2,000
                           3.49%       02/28/13        7,000
------------------------------------------------------------
  Total non-amortizing                                15,000
------------------------------------------------------------
  Total long-term debt                               $67,539
------------------------------------------------------------

The loans are secured by a general collateral pledge of the Company.

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at June 30, 2009 are as follows:


       June 30,     Principal
     -----------    ---------
        2010         $12,884
        2011         $10,932
        2012         $10,237
        2013         $13,898
        2014         $ 2,477
     Thereafter      $17,111
                    ---------
                      $67,539
                    =========


NOTE 10 -- EMPLOYEE BENEFIT PLANS

The Company provides a defined benefit pension plan, currently under curtailment, and a post-retirement benefit plan for eligible employees.

The components of the net periodic benefit cost are as follows:


                                         Pension Benefits        Other Benefits
                                        ---------------------------------------
Six months ended June 30,               2009         2008        2009     2008
-------------------------------------------------------------------------------
Service cost                            $   -       $  202       $   2    $  2
Interest cost                             350          408          10      10
Expected return on plan assets           (410)        (510)          -       -
Amortization of prior service cost          -            -           4       4
Amortization of net loss (gain)            98           70           -       -
-------------------------------------------------------------------------------
  Net periodic pension cost                38          170          16      16
-------------------------------------------------------------------------------

Contributions
-------------

Effective June 22, 2008 the Company curtailed its defined benefit pension plan. The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it did not expect to contribute to its pension plan but expected to contribute $18 to its post-retirement plan during 2009. The actuarial calculations of required contributions for 2009 were revised to $468 and $32, respectively, as to its pension and post-retirement plans. As of July 15, 2009, $0 has been contributed to the pension plan for 2009, due to the use of a portion of the Funding Standard Carryover Balance to satisfy the installments required to date, and $16 was contributed to the post retirement plan. Readers should refer to the Company's Annual Report on Form 10-K for further details on the Company's defined benefit pension plan. The actuarially computed information on the plan curtailment, as to the pension obligation and funded status, was disclosed in the Company's quarterly report on Form 10-Q for the six month period ended June 30, 2008, as filed with the SEC on August 7, 2008.

Effective July 1, 2008, the Company began to sponsor a new 401(k) profit sharing plan for all eligible employees. The Company's profit sharing expense for the six months ended June 30, 2009 was $208.

NOTE 11 -- REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of June 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends, although the Company and Bank currently have capital levels which are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. The balances in the capital stock and surplus accounts are unavailable for dividends.

In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company's affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by an affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company's affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank's Capital Stock and Surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank's Capital Stock and Surplus. The Federal Reserve System has interpreted "Capital Stock and Surplus" to include undivided profits.


                  Actual                                                         Regulatory Requirements
----------------------------------------------------------         ------------------------------------------------
                                                                      For Capital                    To Be
                                                                     Adequacy Purposes          "Well Capitalized"
                                                                     -----------------          ------------------
As of June 30, 2009                       Amount     Ratio             Amount     Ratio        Amount        Ratio
-------------------------------------------   ---------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                       $92,230     16.70%     >    $44,176   >    8.0%  >     $55,220   >   10.0%
                                                                -              -          -               -
    PSB (Bank)                           $88,832     16.10%     >    $44,138   >    8.0%  >     $55,173   >   10.0%
                                                                -              -          -               -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC (Company)                       $86,180     15.61%     >    $22,088   >    4.0%  >     $33,132   >    6.0%
                                                                -              -          -               -
    PSB (Bank)                           $82,782     15.00%     >    $22,069   >    4.0%  >     $33,104   >    6.0%
                                                                -              -          -               -
Tier 1 Capital (to Average Assets)
    PFSC (Company)                       $86,180     12.11%     >          *   >      *   >     $35,595   >    5.0%
                                                                -              -          -               -
    PSB (Bank)                           $82,782     11.69%     >          *   >      *   >     $35,414   >    5.0%
                                                                -              -          -               -

PFSC - *3.0% ($21,357), 4.0% ($28,476) or 5.0% ($35,595) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($21,248), 4.0% ($28,331) or 5.0% ($35,414) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                  Actual                                                         Regulatory Requirements
----------------------------------------------------------         ------------------------------------------------
                                                                      For Capital                    To Be
                                                                     Adequacy Purposes          "Well Capitalized"
                                                                     -----------------          ------------------
As of December 30, 2009                   Amount     Ratio             Amount     Ratio        Amount        Ratio
-------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                       $80,630     19.81%     >    $32,570   >    8.0%  >    $40,712    >   10.0%
                                                                -              -          -               -
    PSB (Bank)                           $77,275     19.03%     >    $32,486   >     8.0% >    $40,607    >   10.0%
                                                                -              -          -               -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC (Company)                       $75,544     18.56%     >    $16,285   >     4.0% >    $24,427    >   6.0%
                                                                -              -          -               -
    PSB (Bank)                           $72,197     17.78%     >    $16,243   >     4.0% >    $24,364    >   6.0%
                                                                -              -          -               -
Tier 1 Capital (to Average Assets)
    PFSC (Company)                       $75,544     12.26%     >          *   >       *  >    $30,813    >   5.0%
                                                                -              -          -               -
    PSB (Bank)                           $72,197      11.73%    >          *   >       *  >    $30,765    >   5.0%
                                                                -              -          -               -

PFSC - *3.0% ($18,488), 4.0% ($24,651) or 5.0% ($30,813) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($18,459), 4.0% ($24,612) or 5.0% ($30,765) depending on the bank's
CAMELS Rating and other regulatory risk factors.

NOTE 12 -- FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the Consolidated Statements of Financial Condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.


                                                          June 30, 2009
                                         ---------------------------------------------
                                          Level I     Level II   Level III    Total
                                         ----------  ----------  ---------  ----------
Assets:
     Securities available-for-sale        $7,679      $127,373     $  50     $135,102
     Other real estate owned                   -           560       127          687

Level III classifications increased by $127 due to the addition of $129 in real estate sold under contract resulting from the Old Forge Bank merger, less payments of $2 received during the quarter ended June 30, 2009.

NOTE 13 -- MERGER

An Agreement and Plan of Merger (the Agreement) by and between the Company, the Bank and Old Forge Bank, was entered into on December 5, 2008. The Agreement provided for, among other things, the Company to acquire 100% of the outstanding common shares of Old Forge Bank through a two-step merger transaction (the Merger). The Company consummated the acquisition of Old Forge Bank on April 1, 2009. Old Forge Bank was merged with and into the Bank. Following the Merger, the Bank continues to operate as a banking subsidiary of the Company.

Shareholders of Old Forge Bank were entitled to receive the merger consideration in either cash or shares of Company common stock, or any combination thereof, subject to certain limitations and allocation procedures set forth in the Agreement. The per share amount was calculated from the cash consideration and the value of the stock consideration based on the Company's closing price of the Company's common stock over a fixed period of time, as provided for in the Agreement.

Old Forge Bank was an independent $215 million community bank, operating from three locations in Lackawanna and Luzerne Counties of Pennsylvania. As a result of the Merger, the Company is now an $854 million financial institution serving Northeastern Pennsylvania from 12 locations. Management of the Company believes that the combined entity is in a more favorable position to compete with local and regional banks in the marketplace.

There was approximately $26.4 million of goodwill created in the Merger, largely based on the Company's evaluation of the business growth opportunities inherent in the Old Forge Bank customer base, as well as operating synergies and economy of scale resulting from the Merger. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Old Forge Bank and the identifiable assets acquired and liabilities assumed at acquisition date.


                                  April 1, 2009
                                  -------------
Consideration
-------------
      Cash                                                   $  17,405
      Common Stock issued - 1,128,079 shares
         of the Company, net of issuance costs of $184          38,058
                                                             ---------
      Fair value of consideration transferred                $  55,463
                                                             =========

The fair value of the 1,128,079 common shares of the Company issued as part of the consideration paid to former Old Forge Bank shareholders was $38,058, determined by use of the weighted average price of Company shares traded on March 31, 2009 ($33.90 per share). The Company believes that the weighted average price of the Company stock traded on March 31, 2009 is the best indication of value since the Company's common stock is not a heavily traded security.

   Acquisition-related costs recorded in the income
     statement of the acquirer for the six months
     ended June 30, 2009.                                     $     1,550

   Acquisition-related costs recorded as an offset to
     surplus of the acquirer as of June 30, 2009.             $       184

   Recognized amounts of identifiable assets acquired and liabilities assumed on April 1, 2009 are:

   Cash                                                       $     4,760
   Investments                                                     32,095
   Loans                                                          159,949
   Property and equipment                                           1,576
   Core Deposit Intangible                                          2,027
   All other assets                                                12,193
                                                              -----------
   Identifiable Assets                                            212,600
                                                              -----------
   Deposits                                                       177,018
   Borrowings                                                       5,000
   All other liabilities                                            1,517
                                                              -----------
   Identifiable Liabilities                                       183,535
                                                              -----------
   Identifiable net assets                                         29,065

   Goodwill                                                        26,398
                                                              -----------
   Total consideration transferred                            $    55,463
                                                              ===========

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $166,348 at April 1, 2009. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired.

Gross amortized costs basis at April 1, 2009                    $ 166,348
Market rate adjustment                                                640
Credit fair value adjustment in pools of homogeneous loans         (5,648)
Credit fair value adjustment on distressed loans                   (1,391)
                                                                ---------
Fair value of purchased loans at April 1, 2009                  $ 159,949
                                                                =========

PRO FORMA BALANCE SHEET
As of December 31, 2008


                                      Penseco
                                 Financial Services   Old Forge
                                    Corporation          Bank                                                  Pro Forma
($ = 000's)                          12/31/2008       12/31/2008   Eliminations   Marks/Costs   Adjustments   12/31/2008
------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Equivalents              $  9,355           $  4,275                                               $  13,630
  Securities                         157,480             40,033                                                 197,513
  Gross Loans                        441,148            169,789                    (7,828)(d)                   603,109
  Loan Loss Reserves                  (5,275)            (1,429)      1,429 (a)                                  (5,275)
  Goodwill                                 -                  -                                   26,398 (j)     26,398
  Other Intangibles                       41                150        (150)(b)                    2,027 (k)      2,068
  Buildings and Furniture,
    Fixtures & Equipment              10,391              1,701                      (132)(e)                    11,960
  Other Assets                        15,827              8,743                     1,853 (f)    (17,405)(i)      9,018
                                    --------           --------                                                ---------
    TOTAL ASSETS                    $628,967           $223,262                                                $858,421
                                    ========           ========                                                =========

LIABILITIES
  Deposits                          $424,725           $180,458                       929(g)                    606,112
  Borrowings                         126,079              7,500                                                 133,579
  Other Liabilities                    4,521              1,825                       684(h)                      7,030
                                    --------           --------                                                ---------
      TOTAL LIABILITIES              555,325            189,783                                                 746,721

STOCKHOLDERS' EQUITY
  Common Equity                       73,642             33,479     (33,479)(c)                   38,058 (l)    111,700
                                    --------           --------                                                ---------
      Total Equity                    73,642             33,479                                                 111,700
                                    --------           --------                                                ---------
     TOTAL LIABILITIES & EQUITY     $628,967           $223,262                                                $858,421
                                    ========           ========                                                =========

FOOTNOTES:
--------------------------------------------------------------------------------
(a) Elimination of loan loss reserve
(b) Elimination of Old Forge Bank's intangible assets
(c) Elimination of Old Forge Bank's common equity
(d) Fair value adjustment for loans
(e) Buildings and Furniture, Fixtures & Equipment fair value adjustment
(f) Deferred tax adjustments related to fair value adjustment
(g) Fair value adjustment for certificates of deposits
(h) Fair value adjustment for unrecorded contingent liability
(i) Escrowed purchase price related to cash component
(j) Goodwill created in the transaction
(k) Fair value adjustment for core deposit intangible
(l) Purchase price related to the equity interest transferred

PRO FORMA INCOME STATEMENT
For the Three Months Ended June 30, 2008


                                                   Penseco
                                               Financial Services     Old Forge
                                                 Corporation            Bank                        Pro Forma
($ = 000's)                                       6/30/2008           6/30/2008     Adjustments     6/30/2008
-----------------------------------------------------------------     ---------     -----------     ---------
INTEREST INCOME
  Interest and fees on loans                     $  6,436              $  2,498        184  (a)      $  9,118
  Interest and dividends on investments             2,005                   445        (30) (b)         2,420
  Interest on Federal funds sold                        -                    11                            11
  Interest on balances with banks                      23                     4                            27
-------------------------------------------------------------------------------------------------------------
    Total Interest Income                           8,464                 2,958        154             11,576
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                              1,779                 1,089       (143) (c)         2,725
  Interest on borrowed funds                        1,018                    28                         1,046
-------------------------------------------------------------------------------------------------------------
    Total Interest Expense                          2,797                 1,117       (143)             3,771
-------------------------------------------------------------------------------------------------------------
    Net Interest Income                             5,667                 1,841        297              7,805
  Provision for loan losses                           216                    75                           291
-------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
     for Loan Losses                                5,451                 1,766        297              7,514
-------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposits                         396                    85                           481
  Other non-interest income                         1,968                    94                         2,062
  Realized gains (losses) on securities                 -                    15                            15
-------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                       2,364                   194                         2,558
-------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                    2,509                   735                         3,244
  Expense of premises and equipment                   667                   138                           805
  Other non-interest expenses                       2,281                   393         61  (d)         2,735
-------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                     5,457                 1,266         61              6,784
-------------------------------------------------------------------------------------------------------------
  Income before income taxes                        2,358                   694        236             3,288
  Applicable income taxes                             430                   139         80               649
-------------------------------------------------------------------------------------------------------------
    Net Income                                   $  1,928 (f)          $    555 (f)  $ 156           $ 2,639
=============================================================================================================
Earnings Per Common Share                        $   0.89              $   0.99             (e)      $  0.81

FOOTNOTES:
--------------------------------------------------------------------------------
(a) Amortization of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge Bank shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
(e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively

PRO FORMA INCOME STATEMENT
For the Six Months Ended June 30, 2009


                                                   Penseco
                                               Financial Services     Old Forge
                                                 Corporation            Bank                        Pro Forma
($ = 000's)                                       6/30/2009           6/30/2009     Adjustments     6/30/2009
-----------------------------------------------------------------     ---------     -----------     ---------
INTEREST INCOME
  Interest and fees on loans                     $ 15,011              $  2,524        184  (a)      $ 17,119
  Interest and dividends on investments             3,766                   377        (30) (b)         4,113
  Interest on Federal funds sold                        -                     1                             1
  Interest on balances with banks                       6                     -                             6
-------------------------------------------------------------------------------------------------------------
    Total Interest Income                          18,783                 2,902        154             21,839
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                              3,144                   897        (92) (c)         3,949
  Interest on borrowed funds                        1,601                     9                         1,610
-------------------------------------------------------------------------------------------------------------
    Total Interest Expense                          4,745                   906        (92)             5,559
-------------------------------------------------------------------------------------------------------------
    Net Interest Income                            14,038                 1,996        246             16,280
  Provision for loan losses                         1,231                    75                         1,306
-------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                            12,807                 1,921        246             14,974
-------------------------------------------------------------------------------------------------------------
NON-INTERST INCOME
  Service charges on deposits                         820                    80                           900
  Other non-interest income                         4,047                    97                         4,144
  Realized gains (losses) on securities               314                     -                           314
-------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                       5,181                   177                         5,358
-------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                    5,727                   696                         6,423
  Expense of premises and equipment                 1,608                   146                         1,754
  Other non-interest expenses                       5,171                   428         61  (d)         5,660
-------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                    12,506                 1,270         61             13,837
-------------------------------------------------------------------------------------------------------------
  Income before income taxes                        5,482                   828        185              6,495
  Applicable income taxes                           1,010                   315         63              1,388
-------------------------------------------------------------------------------------------------------------
    Net Income                                   $  4,472 (f)          $    513 (f)  $ 122           $  5,107

=============================================================================================================
Earnings Per Common Share                        $   2.08              $   0.92             (e)      $   1.56

FOOTNOTES:
--------------------------------------------------------------------------------
(a) Amortization of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge Bank shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
(e) Pro Forma EPS based on weighted average shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively

PRO FORMA INCOME STATEMENT
For the Six Months Ended June 30, 2008


                                                   Penseco
                                               Financial Services     Old Forge
                                                 Corporation            Bank                        Pro Forma
($ = 000's)                                       6/30/2008           6/30/2008     Adjustments     6/30/2008
-----------------------------------------------------------------     ---------     -----------     ---------
INTEREST INCOME
  Interest and fees on loans                     $ 13,097              $  5,094        367  (a)      $ 18,558
  Interest and dividends on investments             3,820                   889        (61) (b)         4,648
  Interest on Federal funds sold                        -                    31                            31
  Interest on balances with banks                      34                     5                            39
    Total Interest Income                          16,951                 6,019        306             23,276
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                              3,763                 2,264       (235) (c)         5,792
  Interest on borrowed funds                        1,944                    29                         1,973
-------------------------------------------------------------------------------------------------------------
    Total Interest Expense                          5,707                 2,293       (235)             7,765
-------------------------------------------------------------------------------------------------------------
    Net Interest Income                            11,244                 3,726        541             15,511
  Provision for loan losses                           451                   150                           601
-------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                            10,793                 3,576        541             14,910
-------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposits                         659                   195                           854
  Other non-interest income                         5,323                   185                         5,508
  Realized gains (losses) on securities                 -                    18                            18
-------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                       5,982                   398                         6,380
-------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                    4,924                 1,445                         6,369
  Expense of premises and equipment                 1,435                   272                         1,707
  Other non-interest expenses                       4,156                   783        122  (d)         5,061
-------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                    10,515                 2,500        122             13,137
-------------------------------------------------------------------------------------------------------------
  Income before income taxes                        6,260                 1,474        419              8,153
  Applicable income taxes                           1,375                   289        142              1,806
-------------------------------------------------------------------------------------------------------------
    Net Income                                   $  4,885 (f)          $  1,185 (f)  $ 277           $  6,347
=============================================================================================================
Earnings Per Common Share                        $   2.27              $   2.12             (e)      $   1.94

FOOTNOTES:
--------------------------------------------------------------------------------
(a) Amortization of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge Bank shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
(e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively

PART 1.  FINANCIAL INFORMATION,  ITEM 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the "Company") and its subsidiary, Penn Security Bank and Trust Company (the "Bank"), at June 30, 2009 and for the three and six month periods ended June 30, 2009 and June 30, 2008. All information is presented in thousands of dollars, except as indicated. The Company consummated the acquisition of Old Forge Bank on April 1, 2009 (the Merger). Therefore, the operating results for Old Forge Bank for the three month period ended March 31, 2009 is not included herein.

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

Loans purchased - Loans purchased as a result of the Merger were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received.

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

Time Deposits - Time Deposits acquired through the Merger have been recorded at their acquisition date fair value. The fair value of time deposits represents the present value of the time deposits expected contractual payments discounted by market rates for similar deposits. The fair value adjustment is amortized monthly based a level yield methodology.

Core Deposit Intangible - The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding such as brokered deposits from market sources. Management utilized an income approach to present value the expected after tax cash flow benefits of the acquired core deposits.

MERGER AND ACQUISITIONS

On April 1, 2009, the Company completed the Merger with Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million. The Merger is accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. The Merger was effected by the issuance of 1,128,079 shares of Company common stock to Old Forge Bank. Each share of Old Forge Bank common stock was exchanged for 2.9012 shares of Company common stock, with any fractional shares as a result of the exchange, paid to Old Forge Bank shareholders in cash based on $35.255 per share of Company stock.

NON-GAAP FINANCIAL MEASURES

Certain financial measures contained in this Form 10-Q with respect to the three months and six months ended June 30, 2009 exclude the decrease of the liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA. Also, as to the three months and six months ended June 30, 2008, these financial measures exclude Merger related costs related to the acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above referenced items have not been determined in accordance with generally accepted accounting principles ("GAAP") and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

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

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. The current conversion ratio of 0.5824 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of June 30, 2009, the value of the Class A shares was $62.26 per share. The value of unredeemed Class A equivalent shares owned by the Company was $1.6 million as of June 30, 2009, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed $497 reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA, Inc. initial public offering as a charge to other non-interest expense.

Merger costs of $215 and $1,550 in the three months and six months ended June 30, 2009, respectively, related to the acquisition of Old Forge Bank consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.


                                                             Three Months Ended
                                                                  June 30,
                                                               2009        2008       Change
                                                            -----------  ---------  -----------
Net interest income after provision for loan losses           $ 7,805     $ 5,451     $ 2,354
Non-interest income                                             2,771       2,364         407
Non-interest expense                                           (6,932)     (5,457)     (1,475)
Income tax benefit (provision)                                   (775)       (430)       (345)
                                                            -----------  ---------  -----------
   Net income                                                   2,869       1,928         941

ADJUSTMENTS
-----------
Non-interest income
   Gain on mandatory redemption of VISA, Inc.
     class B common stock                                           -           -           -
Non-interest expense
   Merger related costs                                           215           -         215
   Covered litigation provision                                     -           -           -
                                                            -----------  ---------  -----------
   Total Adjustments pre-tax                                      215           -         215
Income tax provision (benefit)                                     73           -          73
                                                            -----------  ---------  -----------
   After tax adjustments to GAAP                                  142           -         142
                                                            -----------  ---------  -----------
   Adjusted net income                                        $ 3,011     $ 1,928     $ 1,083
                                                            ===========  =========  ===========
Return on Average Assets                                         1.42%       1.25%
Return on Average Equity                                        10.49%      10.53%
Dividend Payout Ratio                                           45.65%      46.07%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended June 30, 2009 was 10.00% (10.49% excluding the Merger costs) and 1.35% (1.42% excluding the Merger costs), respectively. ROE was 10.53% and ROA was 1.25% for the same period last year. The dividend payout ratio was 47.73% (45.65% excluding the Merger costs) and was 46.07% for the same period last year.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.


                                                               Six Months Ended
                                                                  June 30,
                                                               2009        2008       Change
                                                            -----------  ---------  -----------
Net interest income after provision for loan losses          $ 12,807    $ 10,793     $  2,014
Non-interest income                                             5,181       5,982         (801)
Non-interest expense                                          (14,056)    (10,515)      (3,541)
Income tax benefit (provision)                                   (622)     (1,375)         753
                                                            -----------  ---------  -----------
   Net income                                                   3,310       4,885       (1,575)

ADJUSTMENTS
-----------
Non-interest income
   Gain on mandatory redemption of VISA, Inc.
     class B common stock                                           -      (1,213)       1,213
Non-interest expense
   Merger related costs                                         1,550           -        1,550
   Covered litigation provision                                     -        (497)         497
                                                            -----------  ---------  -----------
   Total Adjustments pre-tax                                    1,550      (1,710)       3,260
Income tax provision (benefit)                                    527        (581)       1,108
                                                            -----------  ---------  -----------
   After tax adjustments to GAAP                                1,023      (1,129)       2,152
                                                            -----------  ---------  -----------
   Adjusted net income                                       $  4,333     $ 3,756     $   577
                                                            ===========  =========  ===========
Return on Average Assets                                         1.17%       1.24%
Return on Average Equity                                         9.15%      10.45%
Dividend Payout Ratio                                           52.50%      46.86%

Return on average equity (ROE) and return on average assets (ROA) for the six months ended June 30, 2009 was 6.99% (9.15% excluding the Merger costs) and .89% (1.17% excluding the Merger costs), respectively. ROE was 13.59% (10.45% excluding the VISA IPO impact) and ROA was 1.62% (1.24% excluding the VISA IPO impact) for the same period last year. The dividend payout ratio was 68.85% (52.50% excluding the Merger costs) and was 36.12% (46.86% excluding the VISA IPO impact) for the same period last year.

EXECUTIVE SUMMARY

Penseco Financial Services Corporation reported an increase in net income of $941 or 48.8% for the three months ended June 30, 2009 to $2,869 or $.88 per share compared with $1,928 or $.89 per share from the year ago period. The increase in net income was primarily attributed to the Merger with Old Forge Bank, which was completed on April 1, 2009. Net interest income increased $2,373 or 41.9% largely due to an increased loan portfolio of $144.7 million from Old Forge Bank. Core net income increased $1,083 or 56.2% due to higher earning assets related to the Merger with Old Forge Bank. Non-interest income increased $407 or 17.2% partly from service charges on deposit accounts and higher operating income. The Company realized security gains of $314, primarily from the sale of Old Forge Bank securities which was reinvested in higher credit quality securities. Offsetting this increase was higher total non-interest expenses of $1,475 or 27.0% mainly from higher salary and benefits expenses and operating expenses, primarily merger costs and a special one time FDIC insurance assessment of $242. Return on average assets and return on average equity was 1.35% and 10.00% for the three months ending June 30, 2009, respectively versus 1.25% and 10.53% for the same period last year.

The Company reported a decrease in net income of $1,575 for the six months ended June 30, 2009 to $3,310 or $1.22 per weighted average share compared with $4,885 or $2.27 per share from the year ago period. The decrease in net income was primarily attributed to $1,550 of merger related costs associated with the acquisition of Old Forge Bank, along with the first quarter 2008 one time positive impact of $1,710 related to Visa International's Initial

Public Offering. Net interest income, after provision for loan losses, increased $2,014 or 18.7% largely due to increased interest and fees on loans and reduced interest expense from lower deposit costs. Core net income increased $577 or 15.4% due to increases in earning assets. The Company increased the provision for potential loan losses by $780 due to the softness in the economy. As of June 30, 2009 there are no significant loans as to which management has serious doubt about their collectibility.

Net income from accretion and amortization of acquisition date fair value adjustments included in the three months ended and six months ended June 30, 2009 financial results.

Homogeneous loan pools                                $     184
Time deposits                                               143
Core deposit intangible expense                             (61)
                                                      ---------
   Net income from acquisition fair value adjustment  $     266
                                                      ---------

Accretion of the loan pools credit fair value adjustment and market rate fair value adjustment is calculated on a sum-of-the-year-digits basis over an eight year period. The fair value market rate adjustment of the time deposits is amortized monthly based on a level yield methodology. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

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

Net interest income before provision for loan losses increased $2,373 or 41.9% to $8,040 for the three months ended June 30, 2009 compared to $5,667 for the three months ended June 30, 2008. The average yield on interest earning assets decreased 24 basis points.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended June 30, 2009, net interest margin increased 27 basis points to 4.13% from 3.86% in the same period of 2008.

Total average interest earning assets and average interest bearing funds increased during the three months ended June 30, 2009 as compared to 2008. Average interest earning assets increased $190.7 million or 32.5%, from $587.3 million in 2008 to $778.0 million in 2009 and average interest bearing funds increased $159.4 million, or 34.1%, from $468.0 million to $627.4 million for the same period. Average long-term borrowings decreased a net of $10.5 million or 13.3% during the three months ended June 30, 2009 from year ago levels. Average earning assets, including Bank-Owned Life Insurance (BOLI), decreased to 93.2% for the three months ended June 30, 2009 from 96.4% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended June 30, 2009 and 2008. Average loans as a percentage of average interest earning assets increased from 70.4% in 2008 to 75.9% in 2009. Average investments increased $13.9 million but decreased to 23.5% from 28.8% as a percentage of interest earning assets. Interest bearing balances with banks decreased $.3 million to $4.6 million from $4.9 million. Average time deposits increased $93.6 million to $202.0 million from $108.4 million; average long-term borrowings decreased $10.5 million, and repurchase agreements decreased $12.7 million or 33.9% to $24.8 million compared to $37.5 million for the year ago period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 8 basis points from 5.76% for the three months ended June 30, 2008 to 5.68% for the three months ended June 30, 2009. Average loan yields decreased 32 basis points, from 6.23% for the three months ended June 30, 2008 to 5.91% for the three months ended June 30, 2009.

The average time deposit costs decreased 134 basis points from 3.85% for the three months ended June 30, 2008 to 2.51% for the three months ended June 30, 2009. In addition, the average cost of money market accounts decreased 74 basis points from 1.89% for the three months ended June 30, 2008 to 1.15% for the three months ended June 30, 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended June 30, 2009 and June 30, 2008.

---------------------------------------------------------------------------------------------------------------
                                                             JUNE 30, 2009                JUNE 30, 2008
ASSETS                                               AVERAGE   REVENUE/   YIELD/    AVERAGE   REVENUE/   YIELD/
                                                     BALANCE   EXPENSE     RATE     BALANCE   EXPENSE     RATE
---------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Agency obligations                         $ 59,519  $   517      3.47%   $ 54,708   $  670     4.90%
    States & politicalsubdivisions                    58,292      755      7.85%     41,115      448     6.60%
    Federal Home Loan Bank stock                       6,330        -         -       4,733       46     3.89%
    Other                                              1,490        8      2.15%      3,035       23     3.03%
  Held-to-maturity:
    U.S. Agency obligations                           29,273      355      4.85%     36,311      430     4.74%
    States & political subdivisions                   28,059      378      8.16%     29,237      388     8.04%
Loans, net of unearned income:
  Real estate mortgages                              340,371    4,797      5.64%    266,310    4,037     6.06%
  Commercial real estate                             156,079    2,068      5.30%     86,626    1,364     6.30%
  Commercial                                          26,117      354       5.42%    24,384      413     6.77%
  Consumer and other                                  67,847    1,508      8.89%     35,909      622     6.93%
Federal funds sold                                         -        -         -           -        -        -
Interest on balances with banks                        4,649        3      0.26%      4,903       23     1.88%
---------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                              778,026  $10,743      5.82%    587,271   $8,464     6.06%
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                               11,334                         10,197
Bank premises and equipment                           12,351                          9,139
Accrued interest receivable                            3,919                          3,299
Goodwill                                              26,398                              -
Cash surrender value of life insurance                14,054                          7,476
Other assets                                          10,433                          4,671
Less:  Allowance for loan losses                       6,405                          4,933
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $850,110                       $617,120
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                           $ 68,242   $  132      0.77%   $ 54,413   $  104     0.76%
  Savings                                            111,265      116      0.42%     76,082      106     0.56%
  Money markets                                      141,500      407      1.15%    111,071      526     1.89%
  Time - Over $100                                    69,730      482      2.76%     36,649      355     3.87%
  Time - Other                                       132,256      786      2.38%     71,773      688     3.83%
Federal funds purchased                                1,918        3      0.63%          -        -        -
Repurchase agreements                                 24,752       96      1.55%     37,488      253     2.70%
Short-term borrowings                                  9,204       13      0.56%      1,505        9     2.39%
Long-term borrowings                                  68,547      668      3.90%     79,044      756     3.83%
---------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                             627,414  $ 2,703      1.72%    468,025   $2,797     2.39%
---------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                        100,603                         70,721
All other liabilities                                  7,296                          5,114
Stockholders' equity                                 114,797                         73,260
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $850,110                       $617,120
---------------------------------------------------------------------------------------------------------------
Interest Spread                                                            4.10%                         3.67%
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                           $ 8,040                         $5,667
---------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                      4.13%                         3.86%
  Return on average assets                                                 1.35%                         1.25%
  Return on average equity                                                10.00%                        10.53%
  Average equity to average assets                                        13.50%                        11.87%
  Dividend payout ratio                                                   47.73%                        46.07%
---------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses increased $2,794 or 24.8% to $14,038 for the six months ended June 30, 2009, compared to $11,244 for the six months ended June 30, 2008. The average yield on interest earning assets decreased 47 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate to 25 basis points from the fall of 2008.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the six months ended June 30, 2009, net interest margin was 4.07% increasing 15 basis points from 3.92% in the same period of 2008.

Total average interest earning assets and average interest bearing funds increased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Average interest earning assets increased $115.6 million or 20.1%, from $574.1 million in 2008 to $689.7 million in 2009 and average interest bearing funds increased $96.8 million, or 21.2%, from $456.1 million to $552.9 million for the same period. As a percentage of average assets, average earning assets, including BOLI, decreased to 94.6% for the six months ended June 30, 2009 from 96.3% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the six months ended June 30, 2009 and 2008. Average loans as a percentage of average interest earning assets increased from 71.5% in 2008 to 74.5% in 2009, due in part to the Merger with Old Forge Bank. Average investments increased $12.2 million year over year and decreased as a percentage of average assets to 25.0% at June 30, 2009 from 27.9% at June 30, 2008. Average short-term investments, federal funds sold and interest bearing balances with banks, remained flat with year ago levels. Average time deposits increased $48.6 million or 45.0% from 23.7% of interest bearing liabilities in 2008 to 28.3% in 2009. During the six months ended June 30, 2009, average federal funds purchased increased $3.9 million; average repurchase agreements decreased $3.4 million; average short-term borrowings increased $3.3 million and average long-term borrowings decreased $1.2 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 29 basis points from 5.84% for the six months ended June 30, 2008 to 5.55% for the six months ended June 30, 2009. Also, average loan yields decreased 53 basis points, from 6.38% for the six months ended June 30, 2008 to 5.85% for the same period of 2008.

The average time deposit costs decreased 141 basis points from 4.03% for the six months ended September 30, 2008 to 2.62% for the six months ended June 30, 2009, along with the average cost of money market accounts decreasing 103 basis points from 2.12% for the six months ended June 30, 2008 to 1.09% for the six months ended June 30, 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the six months ended June 30, 2009 and June 30, 2008.

---------------------------------------------------------------------------------------------------------------
                                                             JUNE 30, 2009                JUNE 30, 2008
ASSETS                                               AVERAGE   REVENUE/   YIELD/    AVERAGE   REVENUE/   YIELD/
                                                     BALANCE   EXPENSE     RATE     BALANCE   EXPENSE     RATE
---------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
    U.S. Agency obligations                         $ 56,061   $ 1,015     3.62%   $ 45,349   $ 1,140     5.03%
    States & political subdivisions                   49,708     1,229     7.49%     40,855       896     6.65%
    Federal Home Loan Bank stock                       5,949         -        -       4,809        94     3.91%
    Other                                              1,375        22     3.20%      2,885        49     3.40%
  Held-to-maturity:
    U.S. Agency obligations                           30,905       735     4.76%     37,270       865     4.64%
    States & political subdivisions                   28,644       765     8.09%     29,238       776     8.04%
Loans, net of unearned income:
  Real estate mortgages                              307,334     8,770     5.71%    264,659     8,136     6.15%
  Commercial real estate                             128,939     3,508     5.44%     85,520     2,808     6.57%
  Commercial                                          25,535       698     5.47%     24,045       857     7.13%
  Consumer and other                                  51,781     2,035     7.86%     36,287     1,296     7.14%
Federal funds sold                                         -         -        -           -         -        -
Interest on balances with banks                        3,474         6     0.35%      3,192        34     2.13%
---------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                              689,705   $18,783     5.74%    574,109   $16,951     6.21%
---------------------------------------------------------------------------------------------------------------
Cash and due from banks                                9,700                         10,049
Bank premises and equipment                           11,435                          9,198
Accrued interest receivable                            3,609                          3,317
Goodwill                                              13,199                              -
Cash surrender value of life insurance                10,884                          7,436
Other assets                                           7,698                          4,720
Less:  Allowance for loan losses                       5,830                          4,818
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $740,400                       $604,011
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest bearing                           $ 60,125   $   189     0.63%   $ 53,424   $   216     0.81%
  Savings                                             93,114       191     0.41%     76,943       237     0.62%
  Money markets                                      130,147       712     1.09%    107,355     1,136     2.12%
  Time - Over $100                                    54,244       760     2.80%     38,390       806     4.20%
  Time - Other                                       102,209     1,292     2.53%     69,496     1,368     3.94%
Federal funds purchased                                3,921        11     0.56%          -         -        -
Repurchase agreements                                 27,148       204     1.50%     30,571       407     2.66%
Short-term borrowings                                 12,012        34     0.57%      8,670       149     3.44%
Long-term borrowings                                  69,985     1,352     3.86%     71,228     1,388     3.90%
---------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                             552,905     4,745     1.72%    456,077     5,707     2.50%
---------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                         86,808                         70,784
All other liabilities                                  6,002                          5,264
Stockholders' equity                                  94,685                         71,886
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $740,400                       $604,011
---------------------------------------------------------------------------------------------------------------
Interest Spread                                                            4.02%                          3.71%
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                            $14,038                        $11,244
---------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Net interest margin                                                      4.07%                          3.92%
  Return on average assets                                                 0.89%                          1.62%
  Return on average equity                                                 6.99%                         13.59%
  Average equity to average assets                                        12.79%                         11.90%
  Dividend payout ratio                                                   68.85%                         36.12%
---------------------------------------------------------------------------------------------------------------

                                                                              30

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

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio. The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb such losses based upon a review of many factors, including historical loss experience, adverse situations that may affect a borrower's ability to repay (including the timing of future payments), economic conditions and trends, loan portfolio volume and mix, loan performance trends, the value and adequacy of collateral, and the Company's internal credit review process. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. The quarterly provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for possible loan losses to an adequate level to absorb anticipated losses. Based on this ongoing evaluation, management determines the provision necessary to maintain an appropriate allowance.

The provision for loan losses increased $19 from $216 for the three months ended June 30, 2008 to $235 for the three months ended June 30, 2009, mainly due to the management's more conservative valuation of the loan portfolio for loan losses in response to recent economic conditions. Loans charged off totaled $237 and recoveries were $2 for the three months ended June 30, 2009. In the same period of 2008, loans charged off totaled $12 and recoveries were $11. For the six months ended June 30, 2009, the provision for loan losses was $1,231, an increase from $451 in the first six months of 2008. Loans charged-off totaled $459 and recoveries were $3 for the six months ended June 30, 2009. In the same period of 2008, loans charged off totaled $27 and recoveries were $16. At June 30, 2009 the allowance for loan losses was $6,050, or 1.03% of gross loans compared to $5,140 or 1.22% of gross loans at June 30, 2008.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the three months ended June 30, 2009 and June 30, 2008, respectively:


                                              June 30,     June 30,
Three Months Ended:                            2009          2008
-------------------------------------------------------------------
Trust department income                       $  375        $  382
Service charges on deposit accounts              481           396
Merchant transaction income                      841           935
Brokerage income                                  79           169
Other fee income                                 331           320
Bank-owned life insurance income                 132            80
Other operating income                           218            82
VISA mandatory share redemption                    -             -
Realized gains (losses) on securities, net       314             -
-------------------------------------------------------------------
  Total Non-Interest Income                   $2,771        $2,364
===================================================================

Total non-interest income increased $407 or 17.2% to $2,771 for the three months ended June 30, 2009, compared with $2,364 for the same period in 2008. Service charges on deposit accounts increased $85 or 21.5% primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income decreased $94 or 10.1% due to lower transaction volume mainly from continued softness in the economy. Brokerage fee income decreased $90 or 53.3% mostly due to the decline in the overall market. Bank-owned life insurance income increased $52 or 65.0% due to the Old Forge Bank merger. Other operating income increased $136 largely due to gains on the sale of low yielding long-term fixed rate real estate loans. The majority of the Old Forge Bank securities portfolio was sold during the second quarter of 2009 netting gains of $302, with the proceeds reinvested into higher quality securities.

The following table sets forth information by category of non-interest income for the Company for six months ended June 30, 2009 and June 30, 2008, respectively:

                                              June 30,     June 30,
Six Months Ended:                               2009         2008
-------------------------------------------------------------------
Trust department income                       $  685        $  747
Service charges on deposit accounts              820           659
Merchant transaction income                    2,049         2,119
Brokerage income                                 196           351
Other fee income                                 618           617
Bank-owned life insurance income                 211           158
Other operating income                           288           118
VISA mandatory share redemption                    -         1,213
Realized gains (losses) on securities, net       314             -
-------------------------------------------------------------------
  Total Non-Interest Income                   $5,181       $5,982
===================================================================

Total non-interest income decreased $801 or 13.4% to $5,181 during the first half of 2009 from $5,982 for the same period of 2008. The lower non-interest income was primarily attributed to a one time gain of $1,213 related to the Visa IPO during first quarter of 2008. Service charges on deposit accounts increased $161 or 24.4%. Merchant transaction income decreased $70 or 3.3%, mainly due to lower transaction volume from continued softness in the economy. Brokerage fee income decreased $155 or 44.2% mostly due to the decline in the overall market. Bank-owned life insurance income increased $53 or 33.5% due to the Old Forge Bank merger. Other operating income increased $170 or 144.1% largely due to gains on the sale of low yielding long-term fixed rate real estate loans. The majority of the Old Forge Bank securities portfolio was sold during the second quarter of 2009 netting gains of $302, with the proceeds reinvested into higher quality securities.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the three months ended June 30, 2009 and June 30, 2008, respectively:


                                              June 30,     June 30,
Three Months Ended:                             2009         2008
-------------------------------------------------------------------
Salaries and employee benefits               $ 3,249       $ 2,509
Expense of premises and fixed assets             817           667
Merchant transaction expenses                    605           703
Merger related costs                             215             -
Other operating expenses                       2,046         1,578
-------------------------------------------------------------------
  Total Non-Interest Expenses                $ 6,932       $ 5,457
===================================================================

Total non-interest expenses increased $1,475 or 27.0% to $6,932 for the three months ended June 30, 2009 compared with $5,457 for the same period of 2008. Salaries and employee benefits expense increased $740 or 29.5% due to additional staff from the Old Forge Bank acquisition. Expense of premises and fixed assets increased $150 or 22.5%. Merchant transaction expenses decreased $98 or 13.9% due to lower transaction volume from the softness in the economy. Merger related costs of $215 consist of severance payments and stay bonuses to key employees of Old Forge Bank to help with the transition and conversion process. Other operating expenses increased $468 or 29.7% partly from a higher one time FDIC special assessment cost of $242, increased shares tax of $96 and higher legal and professional expenses.

The following table sets forth information by category of non-interest expenses for the Company for the six months ended June 30, 2009 and June 30, 2008, respectively:


                                              June 30,     June 30,
Six Months Ended:                               2009         2008
-------------------------------------------------------------------
Salaries and employee benefits               $ 5,727       $ 4,924
Expense of premises and fixed assets           1,608         1,435
Merchant transaction expenses                  1,462         1,605
Merger related costs                           1,550             -
Other operating expenses                       3,709         2,551
-------------------------------------------------------------------
  Total Non-Interest Expenses                $14,056       $10,515
===================================================================

Total non-interest expenses increased $3,541 or 33.7% to $14,056 during the first half of 2009 compared with $10,515 for the same period of 2008. Salaries and employee benefits expense increased $803 or 16.3% mainly due to increased salaries resulting from additional employees as a result of the Merger with Old Forge Bank. Premises and fixed assets expense increased $173 or 12.1% due to additional depreciation and increased occupancy expense in part due to the Old Forge Bank merger. Merchant transaction expenses decreased $143 or 8.9% due to lower transaction volume. Merger related costs of $1,550 consist of computer and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429, severance payments of $450 and stay bonuses of $65. Other operating expenses increased $1,158 or 45.4% due to the reversal in the first quarter of 2008 of the $497 VISA litigation accrual recorded by the Company in the fourth quarter of 2007, offset by an increase in advertising expenses, professional services and increased general operating expenses and a one time FDIC special assessment cost of $385.

INCOME TAXES

Applicable income taxes increased $345 for the three months ended June 30, 2009 due to overall higher income. Also, applicable income taxes decreased $753 or 54.8% during the first half of 2009 primarily due to the $1,550 of merger costs associated with the Old Forge Bank merger, a higher provision for loan losses in 2009 and a one time gain on the VISA IPO during the six months ended June 30, 2008.

LOAN PORTFOLIO

Details regarding the Company's loan portfolio on June 30, 2009 and December 31, 2008 are as follows:


                                                     June 30,        December 31,
As of:                                                 2009              2008
---------------------------------------------------------------------------------
Real estate - construction and land development     $ 28,828           $ 21,949
Real estate mortgages                                460,980            355,528
Commercial                                            24,866             27,793
Credit card and related plans                          3,235              3,272
Installment and other                                 61,473             28,135
Obligations of states & political subdivisions         7,311              4,471
---------------------------------------------------------------------------------
  Loans, net of unearned income                      586,693            441,148
Less:  Allowance for loan losses                       6,050              5,275
---------------------------------------------------------------------------------
  Loans, net                                        $580,643           $435,873
=================================================================================

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's loan portfolio primarily consists of residential and commercial mortgage loans, secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

The following table presents the components of the allowance for credit losses as of June 30, 2009 and December 31, 2008:


                                                     June 30,     December 31,
                                                       2009            2008
                                                   ----------------------------
Allowance for loan losses                            $ 6,050        $ 5,275
Credit fair value adjustment on purchased loans        6,725              -
                                                   ---------       --------
Allowance for credit losses                          $12,775        $ 5,275
                                                   =========       =========

The allowance for loan loss as a percentage of loans was 1.03% at June 30, 2009, compared to 1.20% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 2.15% at June 30, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

The increase in mortgage loans of $112.3 million between December 31, 2008 and June 30, 2009 is predominately mortgage loans acquired in the Merger. The mortgage loan portfolio continues to be the largest component of the loan portfolio, representing 83.5% and 85.6% of total loans at June 30, 2009 and December 31, 2008, respectively. However, due to deteriorating economic conditions and continued recessionary conditions resulting in lower levels of loan demand, we expect that loan growth may be slower than historically expected.

The increase in installment and other loans between December 31, 2008 and June 30, 2009 is primarily due to the purchase of the indirect loan portfolio of Old Forge Bank.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower's ability to pay. Management believes that the allowance for loan losses was adequate as of June 30, 2009. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination

The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:


                                                      June 30,     December 31,   June 30,
As of:                                                  2009          2008         2008
---------------------------------------------------------------------------------------------
Non-accrual loans                                     $ 2,731       $ 1,454       $   550
Other real estate owned                                   560             -             -
---------------------------------------------------------------------------------------------
  Total non-performing assets                         $ 3,291       $ 1,454       $   550
=============================================================================================

Loans past due 90 days or more and accruing:
  Secured by real estate                                  754           810           442
  Guaranteed student loans                                223           203           236
  Credit card loans                                         6            17             9
  Commercial                                                -           119             -
  Other loans to individuals for household,
    family, and other personal expenditures                 2             4             -
---------------------------------------------------------------------------------------------
   Total loans past due 90 days or more
     and accruing                                     $   985       $ 1,153       $   687
=============================================================================================



                                                      June 30,     December 31,     June 30,
                                                        2009          2008           2008
                                                    -----------   -------------   ------------
Allowance for loan losses                            $   6,050     $  5,275        $  5,140
Credit fair value adjustment on loans purchased          6,725            -               -
                                                    -----------   -------------   ------------
Allowance for credit losses                          $  12,775     $  5,275        $  5,140
                                                    ===========   =============   ============

Non-performing assets to total assets                     0.39%        0.23%           0.09%
Non-performing loans to period end loans                  0.47%        0.33%           0.13%
Allowance for loan losses to period end loans             1.03%        1.20%           1.22%
Allowance for credit losses to period end loans           2.15%        1.20%           1.22%
Allowance for loan losses to non-performing loans       221.53%      362.79%         934.55%
Allowance for credit losses to non-performing loans     467.77%      362.79%         934.55%

Non-accrual loans increased $2,181 to $2,731 at June 30, 2009 from $550 at June 30, 2008 due to the softness in the economy. Management is actively monitoring these accounts. Also, non-accrual loans have increased $1,277 from $1,454 at December 31, 2008.

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,731 at June 30, 2009, up from $1,454 at December 31, 2008 and $550 at
June 30, 2008. If interest on those loans had been accrued, such income would have been $336 and $28 for the six months ended June 30, 2009 and June 30, 2008, respectively. Interest income on those loans, which is recorded only when received, amounted to $35 and $15 at June 30, 2009 and June 30, 2008, respectively. There were no commitments to lend additional funds to individuals whose loans are in non-accrual status.

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

As of June 30, 2009 there were no significant loans as to which management had serious doubt about their collectibility. During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. Currently, the Company holds $8.2 million of TERI loans out of a total student loan portfolio of $19.4 million. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At June 30, 2009 there was $93,966 in such loans placed on non-accrual status.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:



                                               June 30,      June 30,
Three Months Ended:                              2009          2008
---------------------------------------------------------------------
Balance at beginning of period                 $ 6,050       $ 4,925
Charge-offs:
  Real estate mortgages                            146             -
  Commercial and all others                          -             -
  Credit card and related plans                     22             4
  Installment loans                                 69             8
---------------------------------------------------------------------
Total charge-offs                                  237            12
---------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              -             -
  Commercial and all others                          -            10
  Credit card and related plans                      -             1
  Installment loans                                  2             -
---------------------------------------------------------------------
Total recoveries                                     2            11
---------------------------------------------------------------------
Net charge-offs (recoveries)                       235             1
---------------------------------------------------------------------
Provision charged to operations                    235           216
---------------------------------------------------------------------
  Balance at End of Period                     $ 6,050       $ 5,140
=====================================================================
Ratio of net charge-offs (recoveries)
  to average loans outstanding                   0.040%        0.000%
=====================================================================


                                               June 30,      June 30,
Six Months Ended:                                2009          2008
---------------------------------------------------------------------
Balance at beginning of period                 $ 5,275       $ 4,700
Charge-offs:
  Real estate mortgages                            308             -
  Commercial and all others                          -             -
  Credit card and related plans                     37            14
  Installment loans                                114            13
---------------------------------------------------------------------
Total charge-offs                                  459            27
---------------------------------------------------------------------
Recoveries:
  Real estate mortgages                              -             -
  Commercial and all others                          -            13
  Credit card and related plans                      1             3
  Installment loans                                  2             -
---------------------------------------------------------------------
Total recoveries                                     3            16
---------------------------------------------------------------------
Net charge-offs (recoveries)                       456            11
---------------------------------------------------------------------
Provision charged to operations                  1,231           451
---------------------------------------------------------------------
  Balance at End of Period                     $ 6,050       $ 5,140
=====================================================================
Ratio of net charge-offs (recoveries)
  to average loans outstanding                   0.089%        0.003%
=====================================================================

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

The allowance for loan loss as a percentage of loans was 1.03% at June 30, 2009, compared to 1.20% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 2.15% at June 30, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

An adjustment was made to reflect the elimination of Old Forge Bank's allowance for loan loss required by applying purchase accounting under FAS 141R. As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired under Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses the accounting for the differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans, including those acquired in a business combination, if those differences are attributable, at least in part, to credit quality considerations and a credit quality fair value adjustment. We evaluated the purchased loan portfolio and identified seven (7) loans that met the criteria under SOP 03-3. Accordingly, these loans were written down at the date of the Merger to the amount of cash flows that are expected to be collected on each of these loans.

Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan loss was adequate to meet probable incurred loan losses at June 30, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at June 30, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

The allowance for loan losses at June 30, 2009 was $6,050 or 1.03% of total loans compared to $5,140 or 1.22% of total loans at June 30, 2008. Management believes the loan loss reserve is adequate. The reserve for credit losses, which includes the loan loss reserve plus a credit discount for loans acquired in the Old Forge Bank merger, equaled 2.15% of total loans at June 30, 2009.

The allowance for loan losses is allocated as follows:


As of:                               June 30, 2009      December 31, 2008    June 30, 2008
-------------------------------------------------------------------------------------------
                                     Amount     %   *   Amount       %    *    Amount   % *
-------------------------------------------------------------------------------------------
Real estate mortgages                $1,200    83%      $1,200       86%     $1,200    86%
Commercial and all others             4,000     4%       3,275        6%      3,340     6%
Credit card and related plans           325     1%         300        1%        300     1%
Personal installment loans              525    12%         500        7%        300     7%
-------------------------------------------------------------------------------------------
    Total                           $6,050    100%      $5,275      100%     $5,140   100%
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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At June 30, 2009 the Company had $145,816 of available borrowing capacity with the FHLB and a Borrower-In-Custody (BIC) line of credit of $13,655 with the Federal Reserve Bank of Philadelphia.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At June 30, 2009, the Company had liquid assets of $3.4 million.

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

At June 30, 2009 the Bank has entered into contracts for the renovation of various branches, in the aggregate amount of $1,909, approximately $158 of which had been disbursed as of June 30, 2009.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At June 30, 2009, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $8,007.

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

The Company's total risk-based capital ratio was 16.70% at June 30, 2009. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is "adequately capitalized".

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

There have been no substantive changes in the internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At June 30, 2009, the Company owned approximately $135.1 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of June 30, 2009, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $.7 million. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

SPECIAL FDIC ASSESSMENTS WILL HURT OUR EARNINGS.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution's assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. The assessment will be collected on September 30, 2009. Based on our assets and Tier 1 capital as of March 31, 2009, our special assessment would be approximately $385. The special assessment will negatively impact our earnings. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution's assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The earliest possible date for imposing any such additional special assessment is September 30, 2009, with collection on December 30, 2009. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will further hurt our earnings.

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer service, as well as efficient and profitable operations, is dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of June 30, 2009, the Company employed 222 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

    None.

ITEM 3   -- DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4   -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of Penseco Financial Services Corporation was held on May 5, 2009.

    The results of the items submitted for a vote are as follows:

    The following four Directors, whose term will expire in 2013, were elected:


                              Number of votes         Number of votes          Number of
                             cast for director     cast against director     votes not cast
                             -----------------     ---------------------     --------------
      Richard E. Grimm          1,780,914                 25,851                 341,235
      James B. Nicholas         1,788,927                 17,838                 341,235
      Sandra C. Phillips        1,788,870                 17,895                 341,235
      Robert J. Mellow          1,676,370                130,395                 341,235

    The following Director, whose term will expire in 2012, was elected:

                              Number of votes         Number of votes          Number of
                             cast for director     cast against director     votes not cast
                             -----------------     ---------------------     --------------
      Joseph G. Cesare          1,783,560                 23,205                 341,235

Amendments to the Company's Bylaws to (i) provide that the number of Company directors shall be fixed from time to time by resolution of the Board of Directors; (ii) eliminate the restriction that the Company's Board of Directors cannot increase the size of the Board by more than two directors in any one year; and (iii) provide that directors appointed to fill a newly created vacancy on the Board of Directors may serve until the remainder of the term to which they are appointed rather than until the next annual meeting of shareholders were approved as set forth below:

      Votes for                  1,613,250
      Votes against                174,431
      Votes abstained               19,083
      Votes not cast               341,236

    The ratification of the appointment of McGrail Merkel Quinn and Associates as independent registered public accounting firm for the year ending December 31, 2009.


      Votes for                  1,790,298
      Votes against                  8,762
      Votes abstained                7,704
      Votes not cast               341,236

ITEM 5   -- OTHER INFORMATION

    None.

ITEM 6   -- EXHIBITS

    31   Rule 13a-14(a) / 15-d-4(a) Certifications

    32   Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PENSECO FINANCIAL SERVICES CORPORATION


By  /s/ Craig W. Best
    ------------------------------
    Craig W. Best
    President and CEO
      (Principal Executive Officer)

Dated:    August 10, 2009

By  /s/ Patrick Scanlon
    ------------------------------
    Patrick Scanlon
    Senior Vice President, Finance Division Head
      (Principal Financial Officer)

Dated:    August 10, 2009

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 10, 2009

                                          /s/  Craig W. Best
                                          ------------------------------
                                          Craig W. Best
                                          President and CEO
                                          (Principal Executive Officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 10, 2009

                                          /s/  Patrick Scanlong
                                          ------------------------------
                                          Patrick Scanlon
                                          Senior Vice President, Finance
                                          Division Head
                                          (Principal Financial Officer)

                                                                      EXHIBIT 32


    CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

    (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009 (the "Form 10-Q") fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act") ; and

    (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.


                                              /s/  Craig W. Best
                                              -----------------------------
                                              Craig W. Best
                                              President and CEO
                                              (Principal Executive Officer)
                                              August 10, 2009



    CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to his knowledge that:

    (1) The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009 (the "Form 10-Q") fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act") ; and

    (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company as for the dates and for the periods referred to in the Form 10-Q.


                                              /s/  Patrick Scanlon
                                              -----------------------------
                                              Patrick Scanlon
                                              Senior Vice President, Finance
                                              Division Head
                                              (Principal Financial Officer)
                                              August 10, 2009