Form 10-Q
period 2009-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2009-11-05
CIK 1054508

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

                For the quarterly period ended September 30, 2009
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                               ------------------

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_| No |_|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|     No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on October 31, 2009 was 3,276,079.

===============================================================================

                     PENSECO FINANCIAL SERVICES CORPORATION

                                                                           Page

        PART I -- FINANCIAL INFORMATION

           Item 1. Unaudited Financial Statements - Consolidated

                   Balance Sheets:
                     September 30, 2009....................................   3
                     December 31, 2008.....................................   3

                   Statements of Income:
                     Three Months Ended September 30, 2009.................   4
                     Three Months Ended September 30, 2008.................   4
                     Nine Months Ended September 30, 2009..................   5
                     Nine Months Ended September 30, 2008..................   5

                   Statements of Changes in Stockholders' Equity:
                     Three Months Ended September 30, 2009.................   6
                     Three Months Ended September 30, 2008.................   6
                     Nine Months Ended September 30, 2009..................   7
                     Nine Months Ended September 30, 2008..................   7

                   Statements of Cash Flows:
                     Nine Months Ended September 30, 2009..................   8
                     Nine Months Ended September 30, 2008..................   8

                   Notes to Unaudited Consolidated Financial Statements....   9

           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................  25

           Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk...........................................  43

           Item 4. Controls and Procedures.................................  43

        PART II -- OTHER INFORMATION

           Item 1. Legal Proceedings.......................................  44

           Item 1A. Risk Factors...........................................  44

           Item 2. Unregistered Sales of Equity Securities and
                     Use of Proceeds.......................................  47

           Item 3. Defaults Upon Senior Securities.........................  47

           Item 4. Submission of Matters to a Vote of Security Holders.....  47

           Item 5. Other Information.......................................  47

           Item 6. Exhibits................................................  47

        Signatures.........................................................  47

PART I. FINANCIAL INFORMATION,  ITEM 1 --  FINANCIAL STATEMENTS

                     PENSECO FINANCIAL SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  September 30,      December 31,
                                                      2009               2008
                                                  -------------      ------------
ASSETS
Cash and due from banks                            $  9,686           $  7,246
Interest bearing balances with banks                  2,244              2,109
Federal funds sold                                        -                  -
                                                  -------------      ------------
    Cash and Cash Equivalents                        11,930              9,355
Investment securities:
    Available-for-sale, at fair value               149,366             94,996
    Held-to-maturity (fair value of $54,375
      and $64,678, respectively)                     51,793             62,484
                                                  -------------      ------------
    Total Investment Securities                     201,159            157,480
Loans, net of unearned income                       597,564            441,148
    Less: Allowance for loan losses                   6,300              5,275
                                                  -------------      ------------
    Loans, Net                                      591,264            435,873
Bank premises and equipment                          12,158             10,391
Other real estate owned                                 190                  -
Accrued interest receivable                           4,226              3,518
Goodwill                                             26,398                  -
Cash surrender value of life insurance               14,253              7,684
Other assets                                         10,063              4,666
                                                  -------------      ------------
    Total Assets                                   $871,641           $628,967
                                                  =============      ============
LIABILITIES
Deposits:
    Non-interest bearing                           $104,354           $ 72,456
    Interest bearing                                532,554            352,269
                                                  -------------      ------------
    Total Deposits                                  636,908            424,725
Other borrowed funds:
    Repurchase agreements                            25,104             29,155
    Short-term borrowings                            17,974             24,204
    Long-term borrowings                             65,872             72,720
Accrued interest payable                              1,264              1,118
Other liabilities                                     7,296              3,403
                                                  -------------      ------------
    Total Liabilities                               754,418            555,325
                                                  -------------      ------------
STOCKHOLDERS' EQUITY
Common stock; $ .01 par value, 15,000,000
 shares authorized, 3,276,079 shares issued
 and outstanding at September 30, 2009 and
 2,148,000 shares issued and outstanding at
 December 31, 2008                                       33                 21
Surplus                                              48,865             10,819
Retained earnings                                    67,495             64,745
Accumulated other comprehensive income                  830             (1,943)
                                                  -------------      ------------
    Total Stockholders' Equity                      117,223             73,642
                                                  -------------      ------------
    Total Liabilities and Stockholders' Equity     $871,641           $628,967
                                                  =============      ============

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended       Three Months Ended
                                                     September 30, 2009       September 30, 2008
                                                     ------------------       ------------------
INTEREST INCOME
Interest and fees on loans                              $    8,718                $    6,543
Interest and dividends on investments:
    U.S. Treasury securities and U.S.
      Agency obligations                                       800                     1,047
    States & political subdivisions                          1,216                       849
    Other securities                                             8                        68
Interest on Federal funds sold                                   -                        31
Interest on balances with banks                                  3                        28
                                                     ------------------       ------------------
    Total Interest Income                                   10,745                     8,566
                                                     ------------------       ------------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                  507                       336
Interest on other deposits                                   1,376                     1,385
Interest on other borrowed funds                               719                     1,017
                                                     ------------------       ------------------
    Total Interest Expense                                   2,602                     2,738
                                                     ------------------       ------------------
    Net Interest Income                                      8,143                     5,828
Provision for loan losses                                      342                       167
                                                     ------------------       ------------------
    Net Interest Income After Provision
       for Loan Losses                                       7,801                     5,661
                                                     ------------------       ------------------
NON-INTEREST INCOME
Trust department income                                        369                       386
Service charges on deposit accounts                            546                       403
Merchant transaction income                                  1,564                     1,583
Brokerage income                                                93                       136
Other fee income                                               398                       347
Bank-owned life insurance income                               132                        78
Other operating income                                          14                        30
VISA mandatory share redemption                                  -                         -
Realized gains (losses) on securities, net                      27                        23
                                                     ------------------       ------------------
    Total Non-Interest Income                                3,143                     2,986
                                                     ------------------       ------------------
NON-INTEREST EXPENSES
Salaries and employee benefits                               3,224                     2,481
Expense of premises and fixed assets                           827                       626
Merchant transaction expenses                                1,061                     1,182
Merger related costs                                             -                         -
FDIC insurance assessments                                     127                        17
Other operating expenses                                     1,798                     1,520
                                                     ------------------       ------------------
    Total Non-Interest Expenses                              7,037                     5,826
                                                     ------------------       ------------------
Income before income taxes                                   3,907                     2,821
Applicable income taxes                                        812                       579
                                                     ------------------       ------------------
    Net Income                                          $    3,095                $    2,242
                                                     ==================       ==================

Weighted average shares outstanding                      3,276,079                 2,148,000
Earnings per Common Share                                     0.94                      1.04
Cash Dividends Declared Per Common Share                      0.42                      0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Nine Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                            2009                        2008
                                                     -----------------          -----------------
INTEREST INCOME
Interest and fees on loans                             $   23,729                 $    19,640
Interest and dividends on investments:
   U.S. Treasury securities and U.S.
     Agency obligations                                     2,550                       3,052
   States & political subdivisions                          3,210                       2,521
   Other securities                                            30                         211
Interest on Federal funds sold                                  -                          31
Interest on balances with banks                                 9                          62
                                                     -----------------          -----------------
   Total Interest Income                                   29,528                      25,517
                                                     -----------------          -----------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more               1,267                       1,142
Interest on other deposits                                  3,760                       4,342
Interest on other borrowed funds                            2,320                       2,961
                                                     -----------------          -----------------
   Total Interest Expense                                   7,347                      8,445
                                                     -----------------          -----------------
   Net Interest Income                                     22,181                     17,072
Provision for loan losses                                   1,573                        618
                                                     -----------------          -----------------
   Net Interest Income After Provision
     for Loan Losses                                       20,608                     16,454
                                                     -----------------          -----------------
NON-INTEREST INCOME
Trust department income                                     1,054                      1,133
Service charges on deposit accounts                         1,366                      1,062
Merchant transaction income                                 3,613                      3,702
Brokerage income                                              289                        487
Other fee income                                            1,016                        964
Bank-owned life insurance income                              343                        236
Other operating income                                        302                        148
VISA mandatory share redemption                                 -                      1,213
Realized gains (losses) on securities, net                    341                         23
                                                     -----------------          -----------------
   Total Non-Interest Income                                8,324                      8,968
                                                     -----------------          -----------------
NON-INTEREST EXPENSES
Salaries and employee benefits                              8,951                      7,405
Expense of premises and fixed assets                        2,435                      2,061
Merchant transaction expenses                               2,523                      2,787
Merger related costs                                        1,550                          -
FDIC insurance assessments                                    571                         41
Other operating expenses                                    5,063                      4,047
                                                     -----------------          -----------------
   Total Non-Interest Expenses                             21,093                     16,341
                                                     -----------------          -----------------
Income before income taxes                                  7,839                      9,081
Applicable income taxes                                     1,434                      1,954
                                                     -----------------          -----------------
   Net Income                                          $    6,405                 $    7,127
                                                     =================          =================
Weighted average shares outstanding                     2,900,053                  2,148,000
Earnings per Common Share                              $     2.21                 $     3.32
Cash Dividends Declared Per Common Share               $     1.26                 $     1.24

(See accompanying Notes to Unaudited Consolidated Financial Statements)

                     PENSECO FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  Accumulated
                                                                                                     Other          Total
                                                              Common                 Retained    Comprehensive   Stockholders'
                                                               Stock     Surplus     Earnings       Income          Equity
                                                             ----------  ---------  ----------  --------------  -------------
Balance, June 30, 2008                                         $  21      $10,819     $62,820      $(1,269)        $ 72,391

Comprehensive income:
   Net income                                                      -            -       2,242            -            2,242
   Other comprehensive income, net of tax
     Unrealized losses on securities, net of
        reclassification adjustment                                -            -           -       (1,817)         (1,817)
                                                                                                --------------  -------------
   Other comprehensive income                                                                       (1,817)         (1,817)
                                                                                                                -------------

Comprehensive income                                                                                                   425
Cash dividends declared ($0.42 per share)                          -            -        (902)           -            (902)
                                                             ----------  ---------  ----------  --------------  -------------

Balance, September 30, 2008                                    $  21      $10,819     $64,160      $(3,086)       $ 71,914
                                                             ==========  =========  ==========  ==============  =============

Balance, June 30, 2009                                         $  33      $48,865     $65,777      $(1,462)       $113,213

Comprehensive income:
   Net income                                                      -            -       3,095            -           3,095
   Other comprehensive income, net of tax
     Unrealized gains onsecurities, net of
        reclassification adjustment                                -            -           -        2,292           2,292
                                                                                                --------------  -------------
   Other comprehensive income                                                                        2,292           2,292
                                                                                                                -------------

Comprehensive income                                                                                                 5,387

Cash dividends declared ($0.42 per share)                          -            -      (1,377)           -          (1,377)
                                                             ----------  ---------  ----------  --------------  -------------

Balance, September 30, 2009                                    $  33      $48,865     $67,495      $   830        $117,223
                                                             ==========  =========  ==========  ==============  =============

                     PENSECO FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  Accumulated
                                                                                                     Other          Total
                                                              Common                 Retained    Comprehensive   Stockholders'
                                                               Stock     Surplus     Earnings       Income          Equity
                                                             ----------  ---------  ----------  --------------  -------------
Balance, December 31, 2007                                     $  21      $10,819     $59,697      $  (822)        $ 69,715
Comprehensive income:
    Net income                                                     -            -       7,127            -            7,127
    Other comprehensive income, net of tax
       Unrealized losses on securities, net of
          reclassification adjustment                              -            -           -       (2,709)          (2,709)
       Minimum pension liability adjustment                        -            -           -          445              445
                                                                                                --------------  -------------
    Other comprehensive income                                                                      (2,264)          (2,264)
                                                                                                                -------------

Comprehensive income                                                                                                  4,863
Cash dividends declared ($1.24 per share)                          -            -      (2,664)           -           (2,664)
                                                             ----------  ---------  ----------  --------------  -------------

Balance, September 30, 2008                                    $  21      $10,819     $64,160      $(3,086)        $ 71,914
                                                             ==========  =========  ==========  ==============  =============

Balance, December 31, 2008                                     $  21      $10,819     $64,745      $(1,943)        $ 73,642

Fair value of consideration exchanged in merger                   12       38,046           -            -           38,058

Comprehensive income:
    Net income                                                     -            -       6,405            -            6,405
    Other comprehensive income, net of tax
       Unrealized gains on securities, net of
          reclassification adjustment                              -            -           -        2,773            2,773
                                                                                                --------------  -------------
    Other comprehensive income                                                                       2,773            2,773
                                                                                                                -------------

Comprehensive income                                                                                                  9,178
Cash dividends declared ($1.26 per share)                          -            -      (3,655)           -           (3,655)
                                                             ----------  ---------  ----------  --------------  -------------

Balance, September 30, 2009                                    $  33      $48,865     $67,495      $   830         $117,223
                                                             ==========  =========  ==========  ==============  =============

(See accompanying Notes to Unaudited Consolidated Financial Statements)
                                                                              7

                     PENSECO FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Nine Months Ended      Nine Months Ended
                                                           September 30, 2009     September 30, 2008
                                                           ------------------     ------------------
OPERATING ACTIVITIES
Net income                                                    $   6,405               $   7,127
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                    730                     606
    Provision for loan losses                                     1,573                     618
    Deferred income tax (benefit) provision                        (381)                     (9)
    Amortization of securities, (net of accretion)                  346                     223
    Gain on VISA mandatory share redemption                           -                  (1,213)
    Net realized (gains) losses on securities                      (341)                    (23)
    Loss (gain) on other real estate                                 52                      (6)
    Decrease (increase) in interest receivable                      297                     (48)
    (Increase) decrease in cash surrender value of life
      insurance                                                    (343)                   (237)
    Decrease (increase) in other assets                           2,012                  (1,659)
    Increase (decrease) income taxes payable                      1,284                   1,987
    (Decrease) increase in interest payable                        (194)                   (408)
    Increase (decrease) in other liabilities                         77                     633
                                                           ------------------     ------------------
      Net cash provided (used) by operating activities           11,517                   7,591
                                                           ------------------     ------------------
INVESTING ACTIVITIES
    Purchase of investment securities available-for-sale        (51,018)                (48,841)
    Proceeds from sales and maturities of investment
      securities available-for-sale                              29,561                  24,544
    Purchase of investment securities to be
      held-to-maturity                                                -                       -
    Proceeds from repayments of investment securities
      available-for-sale                                          3,252                   6,494
    Proceeds from repayments of investment securities
      held-to-maturity                                           10,540                   4,391
    Net loans repaid (originated)                                 2,289                 (28,981)
    Proceeds from other real estate                                 480                      28
    Investment in premises and equipment                           (921)                   (458)
    Net cash (paid) received in merger                          (12,645)                      -
                                                           ------------------     ------------------
      Net cash (used) provided by investing activities          (18,462)                (42,823)
                                                           ------------------     ------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings
      deposits                                                   20,598                  22,352
    Net proceeds (payments) on time deposits                     14,706                   3,637
    (Decrease) increase in repurchase agreements                 (4,051)                 25,365
    Net (decrease) increase in short-term borrowings            (11,230)                (12,629)
    Increase in long-term borrowings                              3,000                  27,000
    Repayments of long-term borrowings                           (9,848)                 (7,691)
    Cash dividends paid                                          (3,655)                 (2,664)
                                                           ------------------     ------------------
      Net cash provided (used) by financing activities            9,520                  55,370
                                                           ------------------     ------------------
      Net increase (decrease) in cash and cash
        equivalents                                               2,575                  20,138

Cash and cash equivalents at January 1                            9,355                  11,644
                                                           ------------------     ------------------
Cash and cash equivalents at September 30                    $   11,930              $   31,782
                                                           ==================     ==================

The Company paid interest and income taxes of $7,125 and $122 and $8,853 and $2,080, for the nine months ended September 30, 2009 and 2008, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2009
                                   (UNAUDITED)

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

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Penseco Financial Services Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Penseco Financial Services Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation's market area, changes in real estate market values in Penseco Financial Services Corporation's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q titled "Risk Factors".

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

The accounting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry.

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

The Company has evaluated subsequent events for recognition and/or disclosure through November 2, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

The amortized cost and fair value of investment securities at September 30, 2009 and December 31, 2008 are as follows:

                               AVAILABLE-FOR-SALE

                                                             Gross         Gross
                                              Amortized    Unrealized    Unrealized    Fair
September 30, 2009                               Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------------
U.S. Agency securities                        $ 45,495      $  771         $   3      $46,263
Mortgage-backed securities                      17,635         635             -       18,270
States & political subdivisions                 74,126       3,145           257       77,014
------------------------------------------------------------------------------------------------
    Total Debt Securities                      137,256       4,551           260      141,547
Equity securities                                7,567         955           703        7,819
------------------------------------------------------------------------------------------------
    Total Available-for-Sale                  $144,823      $5,506         $ 963     $149,366
------------------------------------------------------------------------------------------------


                               AVAILABLE-FOR-SALE

                                                             Gross         Gross
                                              Amortized    Unrealized    Unrealized    Fair
December 31, 2008                                Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------------
U.S. Agency securities                        $25,221       $  919         $   -      $26,140
Mortgage-backed securities                     20,873          392            16       21,249
States & political subdivisions                41,726          514         1,460       40,780
------------------------------------------------------------------------------------------------
    Total Debt Securities                      87,820        1,825         1,476       88,169
Equity securities                               6,835          623           631        6,827
------------------------------------------------------------------------------------------------
    Total Available-for-Sale                  $94,655       $2,448        $2,107      $94,996
------------------------------------------------------------------------------------------------

                                HELD-TO-MATURITY

                                                             Gross         Gross
                                              Amortized    Unrealized    Unrealized    Fair
September 30, 2009                               Cost        Gains         Losses      Value
------------------------------------------------------------------------------------------------
Mortgage-backed securities                    $25,365      $1,393          $   -      $26,758
States & political subdivisions                26,428       1,189              -       27,617
------------------------------------------------------------------------------------------------
    Total Held-to-Maturity                    $51,793      $2,582           $  -      $54,375
------------------------------------------------------------------------------------------------


                                HELD-TO-MATURITY


                                                              Gross         Gross
                                              Amortized    Unrealized    Unrealized    Fair
December 31, 2008                                Cost         Gains         Losses     Value
------------------------------------------------------------------------------------------------
Mortgage-backed securities                    $33,254       $  661         $   2      $33,913
States & political subdivisions                29,230        1,558            23       30,765
------------------------------------------------------------------------------------------------
    Total Held-to-Maturity                    $62,484       $2,219         $  25      $64,678
------------------------------------------------------------------------------------------------

Equity securities at September 30, 2009 and December 31, 2008 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order for the Company to participate in a FHLB available line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of September 30, 2009.

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


September 30, 2009                      Available-for-Sale           Held-to-Maturity
--------------------------------------------------------------------------------------
                                          Amortized      Fair      Amortized      Fair
                                            Cost        Value        Cost        Value
--------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities                $  8,169    $  8,283      $     -    $     -
    States & political subdivisions             45          45            -          -
After one year through five years:
    U.S. Agency securities                  34,811      35,459            -          -
    States & political subdivisions            320         334            -          -
After five year through ten years:
    U.S. Agency securities                   2,515       2,521            -          -
    States & political subdivisions          1,468       1,591        5,249      5,488
After ten years:
    States & political subdivisions         72,293      75,044       21,179     22,129
--------------------------------------------------------------------------------------
    Subtotal                               119,621     123,277       26,428     27,617
Mortgage-backed securities                  17,635      18,270       25,365     26,758
--------------------------------------------------------------------------------------
    Total Debt Securities                 $137,256    $141,547      $51,793    $54,375
--------------------------------------------------------------------------------------

                                                                              11

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008, are as follows:


                                          Less than twelve months        Twelve months or more              Totals
                                          -----------------------       -----------------------     -----------------------
                                           Fair       Unrealized          Fair      Unrealized       Fair       Unrealized
September 30, 2009                         Value        Losses            Value       Losses         Value        Losses
---------------------------------------------------------------------------------------------------------------------------
U.S. Agency securities                    $2,068       $    3           $    -      $    -          $2,068       $    3
States & political subdivisions                -            -            5,211         257           5,211          257
Equities                                       -            -              246         703             246          703
---------------------------------------------------------------------------------------------------------------------------
   Total                                  $2,068       $    3           $5,457      $  960          $7,525       $  963
---------------------------------------------------------------------------------------------------------------------------


                                          Less than twelve months        Twelve months or more              Totals
                                          -----------------------       -----------------------     -----------------------
                                           Fair       Unrealized          Fair      Unrealized       Fair       Unrealized
December 31, 2008                         Value        Losses            Value       Losses         Value        Losses
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                $     -      $    -           $5,351      $    18         $ 5,351      $   18
States & political subdivisions            21,569       1,247            1,409          236          22,978       1,483
Equities                                       37          15              395          616             432         631
---------------------------------------------------------------------------------------------------------------------------
   Total                                  $21,606      $1,262           $7,155     $    870         $28,761      $2,132
---------------------------------------------------------------------------------------------------------------------------

The table at September 30, 2009 includes one (1) security that has an unrealized loss for less than twelve months and eighteen (18) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2008 includes forty-two (42) securities that have unrealized losses for less than twelve months and twenty (20) securities that have been in an unrealized loss position for twelve or more months. The Company has analyzed its investment portfolio and determined that the market value fluctuation in these securities is consistent with the broader market and not a cause for recognition of a current loss.

U.S. AGENCY SECURITIES

The unrealized losses on the Company's investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

MORTGAGE-BACKED SECURITIES

The unrealized losses on the Company's investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

STATES AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

MARKETABLE EQUITY SECURITIES

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

NOTE 5 -- LOAN PORTFOLIO

Details regarding the Company's loan portfolio on September 30, 2009 and December 31, 2008 are as follows:

                                                        September 30,      December 31,
As of:                                                      2009               2008
---------------------------------------------------------------------------------------
Real estate - construction and land development          $ 31,761           $ 21,949
Real estate mortgages                                     466,617            355,528
Commercial                                                 27,095             27,793
Credit card and related plans                               3,272              3,272
Installment and other                                      61,656             28,135
Obligations of states & political subdivisions              7,163              4,471
---------------------------------------------------------------------------------------
     Loans, net of unearned income                        597,564            441,148
Less:  Allowance for loan losses                            6,300              5,275
---------------------------------------------------------------------------------------
     Loans, net                                          $591,264           $435,873
---------------------------------------------------------------------------------------

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

NOTE 8 -- OTHER INTANGIBLE ASSETS

Intangible assets include premiums from purchases of core deposit relationships acquired in the Merger (as defined in Note 12). The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense for the next five years is expected to be as follows:

          September 30,
          -------------
                   2010        $ 231
                   2011          207
                   2012          182
                   2013          158
                   2014          134

NOTE 9 -- LONG-TERM DEBT

A summary of the Company's long-term debt at September 30, 2009 is as follows:


Monthly Installment                Fixed Rate       Maturity Date         Balance
---------------------------------------------------------------------------------
Amortizing loans
    $ 253                             3.22%           03/15/10            $ 1,504
       29                             1.84%           08/28/12                973
       90                             3.10%           02/28/13              3,500
      430                             3.74%           03/13/13             16,906
       18                             2.66%           08/28/14                984
       67                             3.44%           03/02/15              3,972
       13                             3.48%           03/31/15                806
       10                             3.83%           04/02/18                880
      186                             4.69%           03/13/23             22,347
---------------------------------------------------------------------------------
     Total amortizing                                                      51,872
---------------------------------------------------------------------------------
Non-amortizing loans
                                      2.61%           03/01/10              1,000
                                      1.71%           03/02/10              1,000
                                      2.61%           08/30/10              1,000
                                      2.88%           02/28/11              2,000
                                      3.27%           02/29/12              2,000
                                      3.49%           02/28/13              7,000
---------------------------------------------------------------------------------
     Total non-amortizing                                                  14,000
---------------------------------------------------------------------------------
     Total long-term debt                                                 $65,872
---------------------------------------------------------------------------------

The loans are secured by a general collateral pledge of the Company.

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

Aggregate maturities of long-term debt at September 30, 2009 are as follows:

          September 30,          Principal
          -------------          ---------
                   2010           $ 12,733
                   2011             10,536
                   2012             10,827
                   2013             12,724
                   2014              2,577
             Thereafter             16,475
                                 ---------
                                  $ 65,872
                                 =========

NOTE 10 -- EMPLOYEE BENEFIT PLANS

The Company provides a defined benefit pension plan, currently under curtailment, and a post-retirement benefit plan for eligible employees.

The components of the net periodic benefit cost are as follows:

                                               Pension Benefits       Other Benefits
                                             -----------------------------------------
Nine months ended September 30,                2009        2008       2009       2008
-----------------------------------------------------------------------------------------------------
Service cost                                  $    -      $ 303      $   4      $   4
Interest cost                                    526        612         14         14
Expected return on plan assets                  (614)      (765)         -          -
Amortization of prior service cost                 -          -          5          5
Amortization of net loss (gain)                  145        105          -          -
-----------------------------------------------------------------------------------------------------
      Net periodic pension cost               $   57      $ 255      $  23      $  23
-----------------------------------------------------------------------------------------------------

Effective June 22, 2008 the Company curtailed its defined benefit pension plan. The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it did not expect to contribute to its pension plan but expected to contribute $18 to its post-retirement plan during 2009. The actuarial calculations of required contributions for 2009 were revised to $468 and $32, respectively, as to its pension and post-retirement plans. As of October 15, 2009, $0 has been contributed to the pension plan for 2009, due to the use of a portion of the Funding Standard Carryover Balance to satisfy the installments required to date, and $16 was contributed to the post retirement plan. Readers should refer to the Company's Annual Report on Form 10-K for 2008 for further details on the Company's defined benefit pension plan. The actuarially computed information on the plan curtailment, as to the pension obligation and funded status, was disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

Effective July 1, 2008, the Company began to sponsor a new 401(k) profit sharing plan for all eligible employees. The Company's profit sharing expense for the nine months ended September 30, 2009 was $335.

Under the 2008 Long-Term Incentive Plan the Company granted restricted stock awards, valued at $75 during the nine months ended September 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of September 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

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


                    ACTUAL                                                    REGULATORY REQUIREMENTS
----------------------------------------------------------------     --------------------------------------
                                                                         For Capital           To Be
                                                                     Adequacy Purposes   "Well Capitalized"
                                                                     -----------------   ------------------
As of September 30, 2009                        Amount     Ratio     Amount     Ratio     Amount     Ratio
-----------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                              $94,294    16.88%  > $44,678  >  8.0%  >  $55,847  > 10.0%
                                                                   -          -        -           -
    PSB (Bank)                                  $90,888    16.29%  > $44,646  >  8.0%  >  $55,807  > 10.0%
                                                                   -          -        -           -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC (Company)                              $87,994    15.76%  > $22,339  >  4.0%  >  $33,508  >  6.0%
                                                                   -          -        -           -
    PSB (Bank)                                  $84,588    15.16%  > $22,323  >  4.0%  >  $33,484  >  6.0%
                                                                   -          -        -           -
Tier 1 Capital (to Average Assets)
    PFSC (Company)                              $87,994    11.69%  >       *  >    *   >  $37,621  >  5.0%
                                                                   -          -        -           -
    PSB (Bank)                                  $84,588    11.30%  >       *  >    *   >  $37,436  >  5.0%
                                                                   -          -        -           -

PFSC - *3.0% ($22,573), 4.0% ($30,097) or 5.0% ($37,621) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($22,462), 4.0% ($29,949) or 5.0% ($37,436) depending on the bank's
CAMELS Rating and other regulatory risk factors.



                    ACTUAL                                                    REGULATORY REQUIREMENTS
----------------------------------------------------------------     --------------------------------------
                                                                         For Capital           To Be
                                                                     Adequacy Purposes   "Well Capitalized"
                                                                     -----------------   ------------------
As of December 31, 2009                         Amount     Ratio     Amount     Ratio     Amount     Ratio
-----------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
    PFSC (Company)                              $80,630    19.81%  > $32,570   > 8.0%  >  $40,712  > 10.0%
                                                                   -           -       -           -
    PSB (Bank)                                  $77,275    19.03%  > $32,486   > 8.0%  >  $40,607  > 10.0%
                                                                   -           -       -           -
Tier 1 Capital (to Risk Weighted Assets)
    PFSC (Company)                              $75,544    18.56%  > $16,285   > 4.0%  >  $24,427  >  6.0%
                                                                   -           -       -           -
    PSB (Bank)                                  $72,197    17.78%  > $16,243   > 4.0%  >  $24,364  >  6.0%
                                                                   -           -       -           -
Tier 1 Capital (to Average Assets)
    PFSC (Company)                              $75,544    12.26%  >       *   >   *   >  $30,813  >  5.0%
                                                                   -           -       -           -
    PSB (Bank)                                  $72,197    11.73%  >       *   >   *   >  $30,765  >  5.0%
                                                                   -           -       -           -

PFSC - *3.0% ($18,488), 4.0% ($24,651) or 5.0% ($30,813) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($18,459), 4.0% ($24,612) or 5.0% ($30,765) depending on the bank's
CAMELS Rating and other regulatory risk factors.

NOTE 12 -- MERGER

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

Old Forge Bank was an independent $215 million community bank, operating from three locations in Lackawanna and Luzerne Counties of Pennsylvania. As a result of the Merger, the Company is now an $872 million financial institution serving Northeastern Pennsylvania from 12 locations. Management of the Company believes that the combined entity is in a more favorable position to compete with local and regional banks in the marketplace.

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

      Acquisition-related costs recorded in the income
       statement of the acquirer for the nine months
       ended September 30, 2009.                                $ 1,550

      Acquisition-related costs recorded as an offset to
       surplus of the acquirer as of September 30, 2009.        $   184

    Recognized amounts of identifiable assets acquired and liabilities assumed on April 1, 2009 are:

      Cash                                  $    4,760
      Investments                               32,095
      Loans                                    159,949
      Property and equipment                     1,576
      Core Deposit Intangible                    2,027
      All other assets                          12,193
                                           -----------
         Identifiable Assets                   212,600
                                           -----------
      Deposits                                 177,018
      Borrowings                                 5,000
      All other liabilities                      1,517
                                          ------------
         Identifiable Liabilities              183,535
                                          ------------
      Identifiable net assets                   29,065
      Goodwill                                  26,398
                                           -----------

         Total consideration transferred    $   55,463
                                           ============

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $166,348 at April 1, 2009. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired.


Gross amortized costs basis at April 1, 2009                      $166,348
Market rate adjustment                                                 640
Credit fair value adjustment in pools of homogeneous loans          (5,648)
Credit fair value adjustment on distressed loans                    (1,391)
                                                                 ----------
Fair value of purchased loans at April 1, 2009                     159,949
                                                                 ==========

PRO FORMA BALANCE SHEET
As of December 31, 2008


                                            Penseco
                                       Financial Services    Old Forge
                                          Corporation          Bank                                                     Pro Forma
($ = 000's)                               12/31/2008         12/31/2008   Eliminations    Marks/Costs    Adjustments    12/31/2008
---------------------------------------------------------    ----------   ------------    -----------    -----------    ----------
ASSETS
  Cash and Equivalents                     $  9,355           $  4,275                                                   $ 13,630
  Securities                                157,480             40,033                                                    197,513
  Gross Loans                               441,148            169,789                      (7,828)(d)                    603,109
  Loan Loss Reserves                         (5,275)            (1,429)       1,429(a)                                     (5,275)
  Goodwill                                        -                  -                                     26,398(j)       26,398
  Other Intangibles                              41                150         (150)(b)                     2,027(k)        2,068
  Buildings and Furniture, Fixtures
    & Equipment                              10,391              1,701                        (132)(e)                     11,960
  Other Assets                               15,827              8,743                       1,853(f)     (17,405)(i)       9,018
                                        -----------------    ----------                                                 ----------
      Total Assets                         $628,967           $223,262                                                   $858,421
                                        =================    ==========                                                 ==========

LIABILITIES
  Deposits                                 $424,725           $180,458                         929(g)                     606,112
  Borrowings                                126,079              7,500                                                    133,579
  Other Liabilities                           4,521              1,825                         684(h)                       7,030
                                        -----------------    ----------                                                 ----------
      Total Liabilities                     555,325            189,783                                                    746,721

STOCKHOLDERS' EQUITY
  Common Equity                               73,642            33,479      (33,479)(c)                    38,058(l)      111,700
                                        -----------------    ----------                                                 ----------
      Total Equity                            73,642            33,479                                                    111,700
                                        -----------------    ----------                                                 ----------
     TOTAL LIABILITIES & EQUITY            $628,967           $223,262                                                   $858,421
                                        =================    ==========                                                 ==========

Footnotes:
-------------------------------------------------------------------------------
(a) Elimination of loan loss reserve
(b) Elimination of Old Forge Bank's intangible assets
(c) Elimination of Old Forge Bank's common equity
(d) Fair value adjustment for loans
(e) Buildings and Furniture, Fixtures & Equipment fair value adjustment
(f) Deferred tax adjustments related to fair value adjustment
(g) Fair value adjustment for certificates of deposits
(h) Fair value adjustment for unrecorded contingent liability
(i) Escrowed purchase price related to cash component
(j) Goodwill created in the transaction
(k) Fair value adjustment for core deposit intangible
(l) Purchase price related to the equity interest transferred

PRO FORMA INCOME STATEMENT
For the Three Months Ended September 30, 2008


                                                      Penseco
                                                 Financial Services       Old Forge
                                                    Corporation             Bank                            Pro Forma
($ = 000's)                                          9/30/2008            9/30/2008       Adjustments       9/30/2008
--------------------------------------------------------------------      ---------       -----------       ---------
INTEREST INCOME
  Interest and fees on loans                          $6,543               $2,523           $ 184     (a)    $9,250
  Interest and dividends on investments                1,964                  447             (30)    (b)     2,381
  Interest on Federal funds sold                          31                    1                                32
  Interest on balances with banks                         28                    1                                29
----------------------------------------------------------------------------------------------------------------------
    Total Interest Income                              8,566                2,972             154            11,692
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                 1,721                1,037             (92)    (c)     2,666
  Interest on borrowed funds                           1,017                   15                             1,032
----------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                             2,738                1,052             (92)            3,698
----------------------------------------------------------------------------------------------------------------------
    Net Interest Income                                5,828                1,920             246             7,994
  Provision for loan losses                              167                   75                               242
----------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                                5,661                1,845             246             7,752
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service Charges on Deposits                            403                   90                               493
  Other Non-Interest Income                            2,560                   92                             2,652
  Realized gains (losses) on securities                   23                   (4)                               19
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                          2,986                  178                             3,164
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                       2,481                  685                             3,166
  Expense of premises and equipment                      626                  133                               759
  Other Non-Interest Expense                           2,719                  414              61     (d)     3,194
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                        5,826                1,232              61             7,119
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                           2,821                  791             185             3,797
  Applicable income taxes                                579                  154              63               796
----------------------------------------------------------------------------------------------------------------------
    NET INCOME                                        $2,242        (f)    $  637      (f)  $ 122            $3,001
======================================================================================================================
Earnings Per Common Share                             $ 1.04               $ 1.14                     (e)    $ 0.92

FOOTNOTES:
-------------------------------------------------------------------------------
(a) Amortization of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
(e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively

PRO FORMA INCOME STATEMENT
For the Nine Months Ended September 30, 2009


                                                      Penseco
                                                 Financial Services       Old Forge
                                                    Corporation             Bank                            Pro Forma
($ = 000's)                                          9/30/2009            9/30/2009       Adjustments       9/30/2009
--------------------------------------------------------------------      ---------       -----------       ---------
INTEREST INCOME
  Interest and fees on loans                          $23,729              $2,524           $184      (a)    $26,437
  Interest and dividends on investments                 5,790                 377            (30)     (b)      6,137
  Interest on Federal funds sold                            -                   1                                  1
  Interest on balances with banks                           9                   -                                  9
----------------------------------------------------------------------------------------------------------------------
    Total Interest Income                              29,528               2,902            154              32,584
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                  5,027                 897            (70)     (c)      5,854
  Interest on borrowed funds                            2,320                   9                              2,329
----------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                              7,347                 906            (70)              8,183
----------------------------------------------------------------------------------------------------------------------
    Net Interest Income                                22,181               1,996            224              24,401
  Provision for loan losses                             1,573                  75                              1,648
----------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                                20,608               1,921            224              22,753
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service Charges on Deposits                           1,366                  80                              1,446
  Other Non-Interest Income                             6,617                  97                              6,714
  Realized gains (losses) on securities                   341                   -                                341
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                           8,324                 177                              8,501
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                        8,951                 696                               9,647
  Expense of premises and equipment                     2,435                 146                               2,581
  Other Non-Interest Expense                            8,157                 428             61      (d)       8,646
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                        19,543               1,270             61               20,874
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                            9,389                 828            163              10,380
  Applicable income taxes                               1,822                 315             55               2,192
----------------------------------------------------------------------------------------------------------------------
    NET INCOME                                        $ 7,567        (f)   $  513     (f)   $108             $ 8,188
======================================================================================================================
Earnings Per Common Share                             $  3.52              $ 0.92                     (e)    $  2.50

FOOTNOTES:
-------------------------------------------------------------------------------
(a) Amortization of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
(e) Pro Forma EPS based on weighted average shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively

PRO FORMA INCOME STATEMENT
For the Nine Months Ended September 30, 2008


                                                      Penseco
                                                 Financial Services       Old Forge
                                                    Corporation             Bank                            Pro Forma
($ = 000's)                                          9/30/2008            9/30/2008       Adjustments       9/30/2008
--------------------------------------------------------------------      ---------       -----------       ---------
INTEREST INCOME
  Interest and fees on loans                          $19,640              $7,617           $ 551     (a)    $27,808
  Interest and dividends on investments                 5,784               1,337             (91)    (b)      7,030
  Interest on Federal funds sold                           31                  32                                 63
  Interest on balances with banks                          62                   5                                 67
----------------------------------------------------------------------------------------------------------------------
    Total Interest Income                              25,517               8,991             460             34,968
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                  5,484               3,302            (305)    (c)      8,481
  Interest on borrowed funds                            2,961                  43                              3,004
----------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                              8,445               3,345            (305)            11,485
----------------------------------------------------------------------------------------------------------------------
    Net Interest Income                                17,072               5,646             765             23,483
  Provision for loan losses                               618                 225                                843
----------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision
        for Loan Losses                                16,454               5,421             765             22,640
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service Charges on Deposits                           1,062                 285                              1,347
  Other Non-Interest Income                             7,883                 277                              8,160
  Realized gains (losses) on securities                    23                  14                                 37
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                           8,968                 576                              9,544
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
  Salaries and employee benefits                        7,405               2,130                             9,535
  Expense of premises and equipment                     2,061                 404                             2,465
  Other Non-Interest Expense                            6,875               1,197             182     (d)     8,254
----------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                        16,341               3,731             182            20,254
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                            9,081               2,266             583            11,930
  Applicable income taxes                               1,954                 443             198             2,595
----------------------------------------------------------------------------------------------------------------------
    NET INCOME                                        $ 7,127       (f)   $ 1,823     (f)   $ 385           $ 9,335
======================================================================================================================
Earnings Per Common Share                             $  3.32             $  3.26                     (e)   $  2.85

FOOTNOTES:
-------------------------------------------------------------------------------
(a) Amortization of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum of the years digits method
(e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550,000 and $451,000 and related tax effect incurred by Penseco and Old Forge Bank, respectively

NOTE 13 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level II- Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III- Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities' estimates and assumptions, which reflect those that market participants would use.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the classification of the instruments pursuant to the valuation hierarchy, are as follows:

Securities Available for Sale

Securities classified as available for sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. See Note 4 - Investment Securities for additional information.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

                                                          September 30, 2009
                                         ----------------------------------------------------
                                          Level I      Level II      Level III        Total
                                         ----------   ----------    -----------    ----------
Assets:
  Securities available-for-sale           $ 7,769      $141,547       $  50         $149,366
  Other real estate owned                 $     -      $     65       $ 125         $    190

Level III classifications increased by $125 due to the addition of $129 in real estate sold under contract resulting from the Merger, less payments of $4 received during the nine months ended September 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed below. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2010, management will perform its initial review of goodwill and other identifiable intangibles.

Certain assets measured at fair value on a non-recurring basis are presented below:


                                           Fair Value Measurement Using
                           -------------------------------------------------------------
                            Quoted Prices
                              in Active       Significant
                             Markets for         Other      Significant      Balance
                              Identical       Observable    Unobservable    September
                           Assets/Liabilities   Inputs         Inputs        30, 2009
                           -----------------  ------------  -------------  -------------
                               Level I         Level II      Level III        Total
                           -----------------  ------------  -------------  -------------
ASSETS
Core Deposit Intangible       $     -           $     -       $ 1,843         $ 1,843
Goodwill                            -                 -        26,398          26,398
                           -----------------  ------------  -------------  -------------
   Total Assets               $     -           $     -       $28,241         $28,241
                           -----------------  ------------  -------------  -------------

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

General Accepted Accounting Principals (GAAP) requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Company had to use significant estimates and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at September 30, 2009 and December 31, 2008 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

Short-term financial instruments

The carrying value of short-term financial instruments including cash and due from banks, federal funds sold, interest-bearing deposits in banks and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities with interest rates that approximate market rates.

Investment securities held to maturity

The estimated fair values of investment securities held to maturity are based on quoted market prices, provided by independent third parties that specialize in those investment sectors. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Loans

The loan portfolio, net of unearned income, has been valued by a third party specialist using quoted market prices, if available. When market prices were not available, a credit risk based present value discounted cash flow analysis was utilized. The primary assumptions utilized in this analysis are the discount rate based on the libor curve, adjusted for credit risk, and prepayment estimates based on factors such as refinancing incentives, age of the loan and seasonality. These assumptions were applied by loan category and different spreads were applied based upon prevailing market rates by category.

Deposits

The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificates of deposit was calculated by an independent third party by discounting contractual cash flows using current market rates for instruments with similar maturities, using a credit based risk model. The carrying amount of accrued interest receivable and payable approximates fair value.

Long-term borrowings

The amounts assigned to long-term borrowings was based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms.

The carrying and fair values of certain financial instruments were as follows.


                                                  September 30, 2009         December 31, 2008
                                                ------------------------  ------------------------
                                                  Carrying       Fair       Carrying       Fair
                                                   Amount        Value       Amount        Value
                                                ------------  ----------  ------------  ----------
Cash and cash equivalents                        $ 11,930      $ 11,930    $  9,355       $  9,355
Investment securities available- for-sale         149,366       149,366      94,996         94,996
Investment securities held-to-maturity             51,793        54,375      62,484         64,678
Loans, net                                        591,264       601,518     435,873        441,369
Cash surrender value of life insurance             14,253        14,253       7,684          7,684
Time deposits                                     213,470       216,375     109,576        110,661
Long-term borrowings                               65,872        68,495      72,720         75,415

PART 1.  FINANCIAL INFORMATION,  ITEM 2 --

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the "Company") and its subsidiary, Penn Security Bank and Trust Company (the "Bank"), at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and September 30, 2008. All information is presented in thousands of dollars, except as indicated. The Company consummated the acquisition of Old Forge Bank on April 1, 2009 (the Merger). Therefore, the operating results for Old Forge Bank for the three month period ended March 31, 2009 is not included herein. See page 21 for the presentation of the pro forma results of the Company for the nine months ended September 30, 2009.

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

Fair value of certain investment securities - Fair value of investment securities are based on the most observable input available.

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

NON-GAAP FINANCIAL MEASURES

Certain financial measures contained in this Form 10-Q with respect to the three months and nine months ended September 30, 2009 exclude the decrease of the liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA, both of which occurred in 2008. Also, as to the three months and nine months ended September 30, 2009, these financial measures exclude Merger related costs related to the acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above referenced items have not been determined in accordance with generally accepted accounting principles ("GAAP") and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-

GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

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

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. The current conversion ratio of 0.5824 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of September 30, 2009, the value of the Class A shares was $69.11 per share. The value of unredeemed Class A equivalent shares owned by the Company was $1.8 million as of September 30, 2009, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed $497 reserve in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA, Inc. initial public offering as a charge to other non-interest expense.

Merger costs of $0 and $1,550 in the three months and nine months ended September 30, 2009, respectively, related to the acquisition of Old Forge Bank consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

                                                             Three Months Ended
                                                                September 30,
                                                               2009         2008       Change
                                                            -----------  ----------  -----------
Net interest income after provision for loan losses          $  7,801     $  5,661    $  2,140
Non-interest income                                             3,143        2,986         157
Non-interest expense                                           (7,037)      (5,826)     (1,211)
Income tax benefit (provision)                                   (812)        (579)       (233)
                                                            -----------  ----------  -----------
   Net income                                                   3,095        2,242         853

ADJUSTMENTS
-----------
Non-interest income
   Gain on mandatory redemption of VISA, Inc.
     class B common stock                                           -            -           -
Non-interest expense
   Merger related costs                                             -            -           -
   Covered litigation provision                                     -            -           -
                                                            -----------  ----------  -----------
   Total Adjustments pre-tax                                        -            -           -
Income tax provision (benefit)                                      -            -           -
                                                            -----------  ----------  -----------
   After tax adjustments to GAAP                                    -            -           -
                                                            -----------  ----------  -----------
   Adjusted net income                                       $  3,095     $  2,242    $    853
                                                            ===========  ==========  ===========



Return on Average Assets                                         1.44%        1.41%
Return on Average Equity                                        10.82%       12.24%
Dividend Payout Ratio                                           44.68%       40.38%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended September 30, 2009 was 10.82% and 1.44%, respectively. ROE was 12.24% and ROA was 1.41% for the same period last year. The dividend payout ratio was 44.68% and was 40.38% for the same period last year.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.


                                                               Nine Months Ended
                                                                September 30,
                                                               2009         2008       Change
                                                            -----------  ----------  -----------
Net interest income after provision for loan losses          $20,608      $16,454     $ 4,154
Non-interest income                                            8,324        8,968        (644)
Non-interest expense                                         (21,093)     (16,341)     (4,752)
Income tax benefit (provision)                                (1,434)      (1,954)        520
                                                            -----------  ----------  -----------
   Net income                                                  6,405        7,127        (722)

ADJUSTMENTS
-----------
Non-interest income
   Gain on mandatory redemption of VISA, Inc.
     class B common stock                                          -       (1,213)      1,213
Non-interest expense
   Merger related costs                                        1,550            -       1,550
   Covered litigation provision                                    -         (497)        497
                                                            -----------  ----------  -----------
   Total Adjustments pre-tax                                   1,550       (1,710)      3,260
Income tax provision (benefit)                                   527         (581)      1,108
                                                            -----------  ----------  -----------
   After tax adjustments to GAAP                               1,023       (1,129)      2,152
                                                            -----------  ----------  -----------
   Adjusted net income                                        $7,428       $5,998      $1,430
                                                            ===========  ==========  ===========

Return on Average Assets                                        1.27%        1.30%
Return on Average Equity                                        9.78%       11.05%
Dividend Payout Ratio                                          49.22%       44.44%

Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2009 was 8.43% (9.78% excluding the Merger costs) and 1.09% (1.27% excluding the Merger costs), respectively. ROE was 13.14% (11.05% excluding the VISA IPO impact) and ROA was 1.55% (1.30% excluding the VISA IPO impact) for the same period last year. The dividend payout ratio was 57.01% (49.22% excluding the Merger costs) and was 37.35% (44.44% excluding the VISA IPO impact) for the same period last year.

EXECUTIVE SUMMARY

Penseco Financial Services Corporation reported an increase in net income of $853 or 38.0% for the three months ended September 30, 2009 to $3,095 or $.94 per share compared with $2,242 or $1.04 per share from the year ago period. The increase in net income was primarily attributed to the Merger, which was completed on April 1, 2009. Net interest income increased $2,315 or 39.7% largely due to an increased loan portfolio of $155.4 million from Old Forge Bank. Core net income increased $853 or 38.0% due to higher earning assets related to the Merger. Non-interest income increased $157 or 5.3% primarily as a result of higher service charges on deposit accounts and higher operating income. Offsetting this increase was higher total non-interest expenses of $1,211 or 20.8% mainly from higher salary and benefits expenses, operating expenses and FDIC insurance assessments. Return on average assets and return on average equity was 1.44% and 10.82% respectively, for the three months ending September 30, 2009, versus 1.41% and 12.24% respectively, for the same period last year.

The Company reported a decrease in net income of $722 for the nine months ended September 30, 2009 to $6,405 or $2.21 per weighted average share compared with $7,127 or $3.32 per share from the year ago period. The decrease in net income was primarily attributed to $1,550 of costs associated with the Merger, in addition to a $530 increase in FDIC insurance costs, along with the first quarter 2008 one time positive impact of $1,710 related to Visa International's Initial Public Offering. Net interest income, after provision for loan losses, increased $4,154 or 25.2% during the 2009 period, largely due to increased interest and fees on loans and reduced interest expense from lower deposit costs. Core net income increased $1,430 or 23.8% due to increases in earning assets. The Company increased the provision for potential loan loss expense by $955 to $1,573 in the first nine months of 2009 compared to $618 for the first nine months of 2008, due to the softness in the economy.

Net income from accretion and amortization of acquisition date fair value adjustments included in the financial results during the periods indicated.


                                                       Three Months Ended     Nine Months Ended
                                                       September 30, 2009     September 30, 2009
                                                       ------------------     ------------------
Homogeneous loan pools                                     $  183                 $  367
Time deposits                                                  92                    235
Core deposit intangible expense                               (61)                  (122)
                                                       ------------------     ------------------
  Net income from acquisition fair value adjustment        $  214                 $  480
                                                       ------------------     ------------------

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

Net interest income before provision for loan losses increased $2,315 or 39.7% to $8,143 for the three months ended September 30, 2009 compared to $5,828 for the three months ended September 30, 2008. The average yield on interest earning assets decreased 19 basis points.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended September 30, 2009, net interest margin increased 28 basis points to 4.13% from 3.85% in the same period of 2008.

Total average interest earning assets and average interest bearing funds increased during the three months ended September 30, 2009 as compared to 2008. Average interest earning assets increased $184.0 million or 30.4%, from $605.1 million in 2008 to $789.1 million in 2009 and average interest bearing funds increased $151.4 million, or 31.4%, from $482.9 million to $634.3 million for the same period. Average long-term borrowings decreased a net of $10.0 million or 13.1% during the three months ended September 30, 2009 from year ago levels. Average earning assets, including Bank-Owned Life Insurance (BOLI), decreased to 93.2% for the three months ended September 30, 2009 from 96.5% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended September 30, 2009 and 2008. Average loans as a percentage of average interest earning assets increased from 70.6% in 2008 to 74.9% in 2009. Average investments increased $28.6 million but decreased to 24.5% from 27.2% as a percentage of interest earning assets. Interest bearing balances with banks decreased $2.1 million to $4.5 million from $6.6 million. Average time deposits increased $107.1 million to $215.1 million from $108.0 million; average long-term borrowings decreased $10.0 million, and repurchase agreements decreased $16.9 million or 40.6% to $24.7 million compared to $41.6 million for the year ago period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 35 basis points from 5.83% for the three months ended September 30, 2008 to 5.48% for the three months ended September 30, 2009. Average loan yields decreased 23 basis points, from 6.13% for the three months ended September 30, 2008 to 5.90% for the three months ended September 30, 2009.

The average time deposit costs decreased 118 basis points from 3.60% for the three months ended September 30, 2008 to 2.42% for the three months ended September 30, 2009. In addition, the average cost of money market accounts decreased 80 basis points from 1.83% for the three months ended September 30, 2008 to 1.03% for the three months ended September 30, 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the three months ended September 30, 2009 and September 30, 2008.


------------------------------------------------------------------------------------------------------------------
                                                    SEPTEMBER 30, 2009                   SEPTEMBER 30, 2008
ASSETS                                       AVERAGE     REVENUE/     YIELD/     AVERAGE     REVENUE/     YIELD/
                                             BALANCE     EXPENSE       RATE      BALANCE     EXPENSE      RATE
-------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
      U.S. Agency obligations               $ 58,751     $   487      3.32%     $ 52,730     $   634      4.81%
      States & political subdivisions         73,418         854      7.05%       40,688         457      6.81%
      Federal Home Loan Bank stock             6,402           -         -         4,771          41      3.44%
      Other                                    1,310           8      2.44%        2,612          27      4.13%
  Held-to-maturity:
      U.S. Agency obligations                 26,477         313      4.73%       34,820         413      4.74%
      States & political subdivisions         27,162         362      8.08%       29,234         392      8.13%
Loans, net of unearned income:
  Real estate mortgages                      327,289       4,542      5.55%      274,047       4,130      6.03%
  Commercial real estate                     167,031       2,206      5.28%       94,135       1,456      6.19%
  Commercial                                  24,609         392      6.37%       23,844         380      6.37%
  Consumer and other                          72,178       1,578      8.75%       34,861         577      6.62%
Federal funds sold                                 -           -         -         6,685          31      1.85%
Interest on balances with banks                4,467           3      0.27%        6,627          28      1.69%
-------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                      789,094     $10,745      5.76%      605,054     $ 8,566      5.95%
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                       10,320                              10,137
Bank premises and equipment                   12,231                               9,154
Accrued interest receivable                    4,003                               3,455
Goodwill                                      26,398                                   -
Cash surrender value of life insurance        14,171                               7,554
Other assets                                  11,448                               4,559
Less:  Allowance for loan losses               6,011                               5,119
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $861,654                            $634,794
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand-Interest bearing                 $ 67,497          93       0.55%   $ 56,199      $    97      0.69%
    Savings                                  110,555         108       0.39%     76,338           92      0.48%
    Money markets                            146,933         379       1.03%    122,837          561      1.83%
    Time - Over $100                          79,674         507       2.55%     37,347          336      3.60%
    Time - Other                             135,441         796       2.35%     70,624          635      3.60%
Federal funds purchased                        2,723           3       0.44%          -            -         -
Repurchase agreements                         24,687          73       1.18%     41,624          274      2.63%
Short-term borrowings                            174           1       2.30%      1,333            8      2.40%
Long-term borrowings                          66,622         642       3.85%     76,553          735      3.84%
-------------------------------------------------------------------------------------------------------------------
Total Interest BearingLiabilities/
  Total Interest Expense                     634,306     $ 2,602       1.64%    482,855      $ 2,738      2.27%
-------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                104,370                             75,069
All other liabilities                          8,511                              3,616
Stockholders' equity                         114,467                             73,254
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $861,654                           $634,794
-------------------------------------------------------------------------------------------------------------------
Interest Spread                                                        4.12%                              3.68%
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      $ 8,143                             $ 5,828
-------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
    Net interest margin                                               4.13%                              3.85%
    Return on average assets                                          1.44%                              1.41%
    Return on average equity                                         10.82%                             12.24%
    Average equity to average assets                                 13.28%                             11.54%
    Dividend payout ratio                                            44.68%                             40.38%
-------------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses increased $5,109 or 29.9% to $22,181 for the nine months ended September 30, 2009, compared to $17,072 for the nine months ended September 30, 2008. The average yield on interest earning assets decreased 37 basis points, largely from the Federal Reserve Bank lowering its target for the federal funds rate to 25 basis points from the fall of 2008.

The net interest margin represents the Company's net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the nine months ended September 30, 2009, net interest margin was 4.09%, an increase of 20 basis points from 3.89% in the same period of 2008.

Total average interest earning assets and average interest bearing funds increased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Average interest earning assets increased $138.4 million or 23.7%, from $584.4 million in 2008 to $722.8 million in 2009 and average interest bearing funds increased $115.0 million, or 24.7%, from $465.0 million to $580.0 million for the same period. As a percentage of average assets, average earning assets, including BOLI, decreased to 94.1% for the nine months ended September 30, 2009 from 96.4% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2009 and 2008. Average loans as a percentage of average interest earning assets increased from 71.2% in 2008 to 74.6% in 2009, due in part to the Merger. Average investments increased $17.7 million year over year and decreased as a percentage of average interest earning assets to 24.8% at September 30, 2009 from 27.7% at September 30, 2008. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased as a percentage of average assets to 0.5% at September 30, 2009 from 1.1% at September 30, 2008. Average time deposits increased $68.1 million or 63.1% from 23.2% of interest bearing liabilities in 2008 to 30.3% in 2009. During the nine months ended September 30, 2009, average federal funds purchased increased $3.5 million; average repurchase agreements decreased $8.0 million; average short-term borrowings increased $1.9 million and average long-term borrowings decreased $4.1 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 30 basis points from 5.83% for the nine months ended September 30, 2008 to 5.53% for the nine months ended September 30, 2009. Also, average loan yields decreased 43 basis points, from 6.30% for the nine months ended September 30, 2008 to 5.87% for the same period of 2008.

The average time deposit costs decreased 135 basis points from 3.89% for the nine months ended September 30, 2008 to 2.54% for the nine months ended September 30, 2009, along with the average cost of money market accounts decreasing 94 basis points from 2.01% for the nine months ended September 30, 2008 to 1.07% for the nine months ended September 30, 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company's major asset and liability items for the nine months ended September 30, 2009 and September 30, 2008.


------------------------------------------------------------------------------------------------------------------
                                                    SEPTEMBER 30, 2009                   SEPTEMBER 30, 2008
ASSETS                                       AVERAGE     REVENUE/     YIELD/     AVERAGE     REVENUE/     YIELD/
                                             BALANCE     EXPENSE       RATE      BALANCE     EXPENSE      RATE
-------------------------------------------------------------------------------------------------------------------
Investment Securities
  Available-for-sale:
      U.S. Agency obligations               $ 56,958     $ 1,502      3.52%     $ 47,809     $ 1,774      4.95%
      States & political subdivisions         57,611       2,083      7.30%       40,799       1,353      6.70%
      Federal Home Loan Bank stock             6,100           -         -         4,796         135      3.75%
      Other                                    1,353          30      2.96%        2,795          76      3.63%
  Held-to-maturity:
      U.S. Agency obligations                 29,429       1,048      4.75%       36,454       1,278      4.67%
      States & political subdivisions         28,150       1,127      8.09%       29,237       1,168      8.07%
Loans, net of unearned income:
  Real estate mortgages                      313,986      13,312      5.65%      267,788      12,265      6.11%
  Commercial real estate                     141,636       5,714      5.38%       88,392       4,265      6.43%
  Commercial                                  25,227       1,090      5.76%       23,978       1,237      6.88%
  Consumer and other                          58,580       3,613      8.22%       35,812       1,873      6.97%
Federal funds sold                                 -           -         -         2,228          31      1.86%
Interest on balances with banks                3,805           9      0.32%        4,337          62      1.91%
-------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
  Total Interest Income                      722,835     $29,528      5.75%      584,425     $25,517      6.12%
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                        9,907                              10,078
Bank premises and equipment                   11,700                               9,183
Accrued interest receivable                    3,741                               3,363
Goodwill                                      17,598                                   -
Cash surrender value of life insurance        11,979                               7,475
Other assets                                   8,948                               4,667
Less:  Allowance for loan losses               5,890                               4,919
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $780,818                             $614,272
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand-Interest bearing                 $ 62,582     $   281      0.60%      $ 54,349    $   314      0.77%
    Savings                                   98,928         299      0.40%        76,741        329      0.57%
    Money markets                            135,743       1,092      1.07%       112,516      1,696      2.01%
    Time - Over $100                          62,721       1,267      2.69%        38,042      1,142      4.00%
    Time - Other                             113,286       2,088      2.46%        69,872      2,003      3.82%
Federal funds purchased                        3,521          20      0.76%             -          -         -
Repurchase agreements                         26,328         277      1.40%        34,256        681      2.65%
Short-term borrowings                          8,066          35      0.58%         6,224        158      3.38%
Long-term borrowings                          68,864       1,988      3.85%        73,003      2,122      3.88%
-------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
  Total Interest Expense                     580,039     $ 7,347      1.69%       465,003    $ 8,445      2.42%
-------------------------------------------------------------------------------------------------------------------
Demand - Non-interest bearing                 92,662                               72,213
All other liabilities                          6,838                                4,714
Stockholders' equity                         101,279                               72,342
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $780,818                             $614,272
-------------------------------------------------------------------------------------------------------------------
Interest Spread                                                       4.06%                               3.70%
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                                      $22,181                             $17,072
-------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
    Net interest margin                                               4.09%                               3.89%
    Return on average assets                                          1.09%                               1.55%
    Return on average equity                                          8.43%                              13.14%
    Average equity to average assets                                 12.97%                              11.78%
    Dividend payout ratio                                            57.01%                              37.35%
-------------------------------------------------------------------------------------------------------------------

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

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company's operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses increased $175 from $167 for the three months ended September 30, 2008 to $342 for the three months ended September 30, 2009, mainly due to the management's more conservative valuation of the loan portfolio for loan losses in response to recent economic conditions. Loans charged off totaled $96 and recoveries were $4 for the three months ended September 30, 2009. In the same period of 2008, loans charged off totaled $82 and recoveries were $15. For the nine months ended September 30, 2009, the provision for loan losses was $1,573, an increase from $618 in the first nine months of 2008. Loans charged-off totaled $555 and recoveries were $7 for the nine months ended September 30, 2009. In the same period of 2008, loans charged off totaled $109 and recoveries were $31. At September 30, 2009 the allowance for loan losses was $6,300, or 1.05% of gross loans compared to $5,240 or 1.21% of gross loans at September 30, 2008.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the three months ended September 30, 2009 and September 30, 2008, respectively:


                                                     September 30,     September 30,
Three Months Ended:                                      2009              2008
------------------------------------------------------------------------------------
Trust department income                                $  369             $  386
Service charges on deposit accounts                       546                403
Merchant transaction income                             1,564              1,583
Brokerage income                                           93                136
Other fee income                                          398                347
Bank-owned life insurance income                          132                 78
Other operating income                                     14                 30
VISA mandatory share redemption                             -                  -
Realized gains (losses) on securities, net                 27                 23
-----------------------------------------------------------------------------------
    Total Non-Interest Income                          $3,143             $2,986
===================================================================================

Total non-interest income increased $157 or 5.3% to $3,143 for the three months ended September 30, 2009, compared with $2,986 for the same period in 2008. Service charges on deposit accounts increased $143 or 35.5% primarily due to the increased number of accounts resulting from the Merger and increased service charge activity. Brokerage fee income decreased $43 or 31.6% mostly due to the decline in the overall market. Bank-owned life insurance income increased $54 or 69.2% due to the Merger. Other operating income decreased $16 largely due to a gain on the sale of an other real estate owned property during 2008.

The following table sets forth information by category of non-interest income for the Company for nine months ended September 30, 2009 and September 30, 2008, respectively:


                                                     September 30,     September 30,
Nine Months Ended:                                        2009              2008
------------------------------------------------------------------------------------
Trust department income                                $1,054             $1,133
Service charges on deposit accounts                     1,366              1,062
Merchant transaction income                             3,613              3,702
Brokerage income                                          289                487
Other fee income                                        1,016                964
Bank-owned life insurance income                          343                236
Other operating income                                    302                148
VISA mandatory share redemption                             -              1,213
Realized gains (losses) on securities, net                341                 23
------------------------------------------------------------------------------------
    Total Non-Interest Income                          $8,324             $8,968
===================================================================================

Total non-interest income decreased $644 or 7.2% to $8,324 during the first nine months of 2009 from $8,968 for the same period of 2008. The decrease in non-interest income was primarily attributed to a one time gain of $1,213 related to the VISA IPO during first quarter of 2008. Service charges on deposit accounts increased $304 or 28.6% primarily due to the increased number of accounts resulting from the Merger and increased service charge activity. Merchant transaction income decreased $89 or 2.4%, mainly due to lower transaction volume from continued softness in the economy. Brokerage fee income decreased $198 or 40.7% mostly due to the decline in the overall market. Bank-owned life insurance income increased $107 or 45.3% due to the Merger. Other operating income increased $154 or 104.1% largely due to gains on the sale of low yielding long-term fixed rate real estate loans. The majority of the Old Forge Bank securities portfolio was sold during the second quarter of 2009 netting gains of $302, with the proceeds reinvested into higher quality securities.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the three months ended September 30, 2009 and September 30, 2008, respectively:

                                                     September 30,     September 30,
Three Months Ended:                                      2009              2008
------------------------------------------------------------------------------------
Salaries and employee benefits                         $3,224             $2,481
Expense of premises and fixed assets                      827                626
Merchant transaction expenses                           1,061              1,182
Merger related costs                                        -                  -
FDIC insurance assessments                                127                 17
Other operating expenses                                1,798              1,520
------------------------------------------------------------------------------------
    Total Non-Interest Expenses                        $7,037             $5,826
===================================================================================

Total non-interest expenses increased $1,211 or 20.8% to $7,037 for the three months ended September 30, 2009 compared with $5,826 for the same period of 2008. Salaries and employee benefits expense increased $743 or 29.9% due to additional staff from the Merger. Expense of premises and fixed assets increased $201 or 32.1%. Merchant transaction expenses decreased $121 or 10.2% due to lower transaction volume from the softness in the economy. FDIC insurance assessments increased $110 or 647.1%. Other operating expenses increased $278 or 18.3% partly from increased shares tax of $96, increased professional services and increased general operating expenses.

The following table sets forth information by category of non-interest expenses for the Company for the nine months ended September 30, 2009 and September 30, 2008, respectively:

                                                     September 30,     September 30,
Nine Months Ended:                                        2009              2008
------------------------------------------------------------------------------------
Salaries and employee benefits                         $ 8,951            $ 7,405
Expense of premises and fixed assets                     2,435              2,061
Merchant transaction expenses                            2,523              2,787
Merger related costs                                     1,550                  -
FDIC insurance assessments                                 571                 41
Other operating expenses                                 5,063              4,047
------------------------------------------------------------------------------------
    Total Non-Interest Expenses                        $21,093            $16,341
===================================================================================

Total non-interest expenses increased $4,752 or 29.1% to $21,093 during the first nine months of 2009 compared with $16,341 for the same period of 2008. Salaries and employee benefits expense increased $1,546 or 20.9% mainly due to increased salaries resulting from additional employees as a result of the Merger. Premises and fixed assets expense increased $374 or 18.1% due to additional depreciation and increased occupancy expense in part due to the Merger. Merchant transaction expenses decreased $264 or 9.5% due to lower transaction volume. Merger related costs of $1,550 consist of computer and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429, severance payments of $450 and stay bonuses of $65. FDIC insurance assessments increased $530 or 1,292.7% due to a one time FDIC special assessment cost of $385 and increases in quarterly assessments. Other operating expenses increased $1,016 or 25.1% due to the reversal in the first quarter of 2008 of the $497 VISA litigation accrual recorded by the Company in the fourth quarter of 2007, offset by an increase in advertising expenses, professional services and increased general operating expenses.

INCOME TAXES

Applicable income taxes increased $233 for the three months ended September 30, 2009 due to overall higher income. Also, applicable income taxes decreased $520 or 26.6% during the first nine months of 2009 primarily due to the $1,550 of costs associated with the Merger, a higher provision for loan losses in 2009 and a one time gain on the VISA IPO during the nine months ended September 30, 2008.

LOAN PORTFOLIO

Details regarding the Company's loan portfolio on September 30, 2009 and December 31, 2008 are as follows:

                                                      September 30,     September 30,
As of:                                                    2009              2008
------------------------------------------------------------------------------------
Real estate - construction and land development        $ 31,761           $ 21,949
Real estate mortgages                                   466,617            355,528
Commercial                                               27,095             27,793
Credit card and related plans                             3,272              3,272
Installment and other                                    61,656             28,135
Obligations of states & political subdivisions            7,163              4,471
------------------------------------------------------------------------------------
     Loans, net of unearned income                      597,564            441,148
Less:  Allowance for loan losses                          6,300              5,275
------------------------------------------------------------------------------------
     Loans, net                                        $591,264           $435,873
===================================================================================

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's loan portfolio primarily consists of residential and commercial mortgage loans, secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

The following table presents the components of the allowance for credit losses as of September 30, 2009 and December 31, 2008:

                                    September 30,      December 31,
                                        2009               2008
                                   --------------------------------
Allowance for loan losses             $ 6,300           $ 5,275
Credit fair value adjustment on
  purchased loans                       6,358                 -
                                   --------------------------------
Allowance for credit losses           $12,658           $ 5,275
                                   ================================

The allowance for loan loss as a percentage of loans was 1.05% at September 30, 2009, compared to 1.20% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 2.10% at September 30, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

The increase in mortgage loans of $120.9 million between December 31, 2008 and September 30, 2009 is predominately due to mortgage loans acquired in the Merger. The mortgage loan portfolio continues to be the largest component of the loan portfolio, representing 83.4% and 85.6% of total loans at September 30, 2009 and December 31, 2008, respectively. However, due to deteriorating economic conditions and continued recessionary conditions resulting in lower levels of loan demand, we expect that loan growth may be slower than historically expected.

The increase in installment and other loans between December 31, 2008 and September 30, 2009 is primarily due to the purchase of the indirect loan portfolio of Old Forge Bank.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower's ability to pay. Management believes that the allowance for loan losses was adequate as of September 30, 2009. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

NON-PERFORMING ASSETS

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

                                               September 30,     December 31,     September 30,
As of:                                             2009              2008            2008
-----------------------------------------------------------------------------------------------
Non-accrual loans                                $  3,111         $  1,454          $  1,352
Other real estate owned                                65                -                 -
-----------------------------------------------------------------------------------------------
   Total non-performing assets                   $  3,176         $  1,454          $  1,352
===============================================================================================
Loans past due 90 days or more and accruing:
      Secured by real estate                        1,509              810               924
      Guaranteed student loans                        283              203               200
      Credit card loans                                19               17                29
      Commercial                                        7              119                 -
      Other loans to individuals for
        household, family, and other
        personal expenditures                          13                4                 -
-----------------------------------------------------------------------------------------------
   Total loans past due 90 days or more
        and accruing                             $  1,831         $  1,153          $  1,153
===============================================================================================


                                               September 30,     December 31,     September 30,
As of:                                             2009              2008            2008
-----------------------------------------------------------------------------------------------
Allowance for loan losses                        $  6,300         $  5,275          $  5,240
Credit fair value adjustment on loans purchased     6,358                -                 -
-----------------------------------------------------------------------------------------------
Allowance for credit losses                      $ 12,658         $  5,275          $  5,240
===============================================================================================
Non-performing assets to total assets                0.36%            0.23%             0.21%
Non-performing loans to period end loans             0.52%            0.33%             0.31%
Allowance for loan losses to period
  end loans                                          1.05%            1.20%             1.21%
Allowance for credit losses to period
  end loans                                          2.10%            1.20%             1.21%
Allowance for loan losses to non-performing
  loans                                            202.51%          362.79%           387.57%
Allowance for credit losses to non-performing
  loans                                            406.88%          362.79%           387.57%

Non-accrual loans increased $1,759 to $3,111 at September 30, 2009 from $1,352 at September 30, 2008 due to the continued deterioration in the economy. Management is actively monitoring these accounts. Also, non-accrual loans have increased $1,657 from $1,454 at December 31, 2008.

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,111 at September 30, 2009, up from $1,454 at December 31, 2008 and $1,352 at September 30, 2008. If interest on those loans had been accrued, such income would have been $394 and $186 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Interest income on those loans, which is recorded only when received, amounted to $35 and $16 at September 30, 2009 and September 30, 2008, respectively. There were no commitments to lend additional funds to individuals whose loans are in non-accrual status.

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. At September 30, 2009, the Company had $8.1 million of TERI loans out of a total student loan portfolio of $19.0 million. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At September 30, 2009 there was $147 thousand in such loans placed on non-accrual status.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following tables present the Company's loan loss experience during the periods indicated:

                                               September30,     September 30,
Three Months Ended:                                2009             2008
-----------------------------------------------------------------------------
Balance at beginning of period                  $  6,050          $  5,140
Charge-offs:
  Real estate mortgages                               41                 -
  Commercial and all others                            -                 -
  Credit card and related plans                        8                 2
  Installment loans                                   47                80
-----------------------------------------------------------------------------
Total charge-offs                                     96                82
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                -                 -
  Commercial and all others                            -                 1
  Credit card and related plans                        -                14
  Installment loans                                    4                 -
-----------------------------------------------------------------------------
Total recoveries                                       4                15
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                          92                67
-----------------------------------------------------------------------------
Provision charged to operations                      342               167
-----------------------------------------------------------------------------
  Balance at End of Period                      $  6,300          $  5,240
=============================================================================
Ratio of net charge-offs (recoveries)
  to average loans outstanding                     0.016%            0.016%
=============================================================================


                                               September30,     September 30,
Nine Months Ended:                                  2009             2008
-----------------------------------------------------------------------------
Balance at beginning of period                   $  5,275          $  4,700
Charge-offs:
  Real estate mortgages                               349                 -
  Commercial and all others                             -                 -
  Credit card and related plans                        45                16
  Installment loans                                   161                93
-----------------------------------------------------------------------------
Total charge-offs                                     555               109
-----------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                                 -                 -
  Commercial and all others                             -                14
  Credit card and related plans                         1                17
  Installment loans                                     6                 -
-----------------------------------------------------------------------------
Total recoveries                                        7                31
-----------------------------------------------------------------------------
Net charge-offs (recoveries)                          548                78
-----------------------------------------------------------------------------
Provision charged to operations                     1,573               618
-----------------------------------------------------------------------------
  Balance at End of Period                       $  6,300          $  5,240
=============================================================================
Ratio of net charge-offs (recoveries)
  to average loans outstanding                      0.102%            0.019%
=============================================================================

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

The allowance for loan loss as a percentage of loans was 1.05% at September 30, 2009, compared to 1.20% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 2.10% at September 30, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance accounting standards as described below.

An adjustment was made to reflect the elimination of Old Forge Bank's allowance for loan loss required by applying purchase accounting. As a result, the purchased loan portfolio was evaluated based on risk characteristics and other credit and market data by loan type to determine a credit risk component to the fair value of loans purchased. The purchased loan balance was reduced by the aggregate amount of the credit component in determining the fair market value of loans purchased. The credit component does not account for purchased loans that are deemed to be impaired. We evaluated the purchased loan portfolio and identified seven (7) loans that were deemed to be impaired. Accordingly, these loans were written down at the date of the Merger to the amount of cash flows that are expected to be collected on each of these loans.

Determining the level of the allowance for probable loan loss at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In management's opinion, the allowance for loan loss was adequate to meet probable incurred loan losses at September 30, 2009. There can be no assurance, however, that we will not sustain loan losses in future periods that could be greater than the size of the allowance at September 30, 2009. Management believes that the allowance for loan loss is appropriate based on applicable accounting standards.

The allowance for loan losses at September 30, 2009 was $6,300 or 1.05% of total loans compared to $5,240 or 1.21% of total loans at September 30, 2008. Management believes the loan loss reserve is adequate. The reserve for credit losses, which includes the loan loss reserve plus a credit discount for loans acquired in the Old Forge Bank merger, equaled 2.10% of total loans at September 30, 2009.

The allowance for loan losses is allocated as follows:


As of:                               September 30,       December 31,       September 30,
                                         2009               2008                2008
----------------------------------------------------------------------------------------------
                                     Amount     % *      Amount     % *      Amount     % *
----------------------------------------------------------------------------------------------
Real estate mortgages               $1,200     83%      $1,200     86%      $1,200    86%
Commercial and all others            4,200      4%       3,275      6%       3,340     6%
Credit card and related plans          350      1%         300      1%         300     1%
Personal installment loans             550     12%         500      7%         300     7%
----------------------------------------------------------------------------------------------
    Total                           $6,300    100%      $5,275    100%      $5,140   100%
==============================================================================================

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages, as described earlier in this report. At September 30, 2009 the Company had $228,722 of available borrowing capacity with the FHLB and a Borrower-In-Custody (BIC) line of credit of $12,977 with the Federal Reserve Bank of Philadelphia.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company's primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At September 30, 2009, the Company had liquid assets of $3.5 million.

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

At September 30, 2009 the Bank has entered into contracts for the renovation of various branches, in the aggregate amount of $1,932, approximately $175 of which had been disbursed as of September 30, 2009.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At September 30, 2009, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $8,007.

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

The Company's total risk-based capital ratio was 16.88% at September 30, 2009. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is "adequately capitalized".

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

There have been no substantive changes in the internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MARKET RISK

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At September 30, 2009, the Company owned approximately $149.4 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of September 30, 2009, the Company's available for sale marketable securities portfolio had a net unrealized gain, net of taxes, of $3.0 million. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

SPECIAL FDIC ASSESSMENTS WILL HURT OUR EARNINGS.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial based assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain specified factors. These increases in the base assessment rate have increased our deposit insurance costs and will negatively impact our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution's assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. The assessment was payable on September 30, 2009. Our special assessment was $385. The special assessment has negatively impacted our earnings. In addition, the FDIC may impose additional emergency special assessments in the future, of up to 5 basis points per quarter on each institution's assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt our earnings. Most recently, the FDIC has proposed to require insured institutions to prepay estimated deposit insurance assessments for the remainder of 2009 through 2012. If adopted, the prepayments would be in lieu of additional special assessments. Based on the proposal, the bank's prepayments on December 30, 2009 would approximate $3 million.

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer service, as well as efficient and profitable operations, is dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of September 30, 2009, the Company employed 222 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good.

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

Dated: November 5, 2009


By  /s/ PATRICK SCANLON
    ------------------------------
    Patrick Scanlon
    Senior Vice President, Finance Division Head
    (Principal Financial Officer)

Dated: November 5, 2009