Form 10-K
period 2009-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2010-03-12
CIK 1054508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                   Accelerated filer  |X|
Non-accelerated filer |_| (Do not check if a smaller reporting company) Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes |_|    No |X|

The aggregate market value of the Company's voting stock held by non-affiliates of the registrant on June 30, 2009, based on the closing price of such stock on that date, equals approximately $100,530,103.

The number of shares of common stock outstanding as of February 26, 2010 equals 3,276,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement relating to the 2010 Annual Meeting of Stockholders, to be held on May 4, 2010, are incorporated by reference in Part III.

                  PENSECO FINANCIAL SERVICES CORPORATIONPART I

ITEM 1    BUSINESS

GENERAL

PENSECO FINANCIAL SERVICES CORPORATION, (the "Company"), which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the State of Pennsylvania in 1997 and is registered as a financial holding company. The Company became a holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (the "Bank"), a Pennsylvania state-chartered bank, on December 31, 1997. The Company is subject to supervision by the Federal Reserve Board. The Bank, as a state-chartered financial institution, is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

The Company's principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, investor services, marketing, audit, human resources, executive, data processing, central loan processing and central bookkeeping offices. There are eleven additional offices.

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

The Company has a third party marketing agreement with UVEST Financial Services that allows the Company to offer a full range of securities, brokerage and annuity sales to its customers. The Investor Services division is located in the headquarters building and the services are offered throughout the entire branch system.

The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Corporation are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the "Merger"). The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. The Merger was effected by the issuance of 1,128,079 shares of Company common stock to former Old Forge Bank shareholders. Each share of Old Forge Bank common stock was exchanged for 2.9012 shares of Company common stock, with any fractional shares as a result of the exchange, paid to Old Forge Bank shareholders in cash based on $35.255 per share of Company stock.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Penseco Financial Services Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Penseco Financial Services Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation's market area, changes in real estate market values in Penseco Financial Services Corporation's market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled "Risk Factors" below.

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

ITEM 1A   RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CHANGES IN THE CREDIT QUALITY OF OUR INVESTMENT PORTFOLIO MAY EFFECT OUR
EARNINGS.

Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

CHANGES IN INTEREST RATES COULD AFFECT OUR INVESTMENT VALUES AND NET INTEREST INCOME WHICH COULD HURT OUR PROFITS.

At December 31, 2009, the Company owned approximately $155.5 million of marketable securities available for sale. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders' equity, net of deferred taxes. As of December 31, 2009, the Company's available for sale marketable securities portfolio had an unrealized gain, net of taxes, of $2.3 million. The fair value of the Company's available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders' equity.

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

The principal competitive factors among the Company's competitors can be grouped into two categories: pricing and services. In the Company's primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. In this current economic environment there is increased competition in view of weaker loan demand. From a service perspective, the Bank competes in areas such as convenience of location, types of services, service costs and banking hours. Our profitability depends on our continued ability to compete successfully in our market area.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on the Company's and the Bank's operations. The Obama administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system. Among other things, the proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. If enacted, the legislation may have a substantial impact on our operations. However, because any final legislation may differ significantly from the current administration's proposal, the specific effects of the legislation cannot be evaluated at this time.

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

THE CURRENT ECONOMIC RECESSION COULD RESULT IN INCREASES IN OUR LEVEL OF NON-PERFORMING LOANS AND/OR REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH WOULD LEAD TO LOWER REVENUE, HIGHER LOAN LOSSES AND LOWER EARNINGS.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The current economic recession has also had a negative impact on our primary market area, which has experienced a softening of the local real estate market and reductions in local property values. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

SPECIAL FDIC ASSESSMENTS AND INCREASED BASE ASSESSMENT RATES BY THE FDIC WILL DECREASE OUR EARNINGS.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution's assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. The assessment was collected on September 30, 2009. Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $385 thousand. The special assessment decreased our earnings. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution's assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further decrease our earnings.

THE COMPANY NEEDS TO CONTINUALLY ATTRACT AND RETAIN QUALIFIED PERSONNEL FOR ITS OPERATIONS.

High quality customer service, as well as efficient and profitable operations, is dependent on the Company's ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of December 31, 2009, the Company employed 221 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good. We rely heavily on our executive officers and employees. The loss of certain executive officers or employees could have an adverse effect on us because, as a community bank, our executive officers and employees typically have more responsibility than would be typical at a larger financial institution with more employees. In addition, as a community bank, we have fewer management-level and other personnel who are in position to succeed and assume the responsibilities of certain existing executive officers and employees.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

None

ITEM 2    PROPERTIES

The Company and Bank operate out of twelve offices positioned throughout the greater Northeastern Pennsylvania region. These offices are located in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton, the Borough of Moscow, the Town of Gouldsboro, South Abington Township, the Borough of Mount Pocono, the Boroughs of East Stroudsburg at Eagle Valley Corners, Old Forge, Peckville and Duryea. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Luzerne, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease. The Company also owns property in the Borough of Dalton, Lackawanna County, to use for potential future expansion.

The Company's and Bank's principal office, located at the corner of North Washington Avenue and Spruce Street in the "Central City" of Scranton's business district, houses the operations, trust, investor services, marketing and audit departments as well as the Company's executive offices. Several remote ATM locations are leased by the Bank, which are located throughout Northeastern Pennsylvania. All branches and ATM locations are equipped with closed circuit television monitoring.

ITEM 3    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiary, as to which the Company or subsidiary is a party or of which any of their property is subject.

ITEM 4    RESERVED

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

Management of the Company is aware of the following securities dealers who make a market in the Company stock:

        Boenning & Scattergood, Inc.        Knight Equity Markets, LP
        Domestic Securities                 Monroe Securities, Inc.
        Hudson Securities, Inc.             Stifel, Nicolaus & Company, Inc.
        Janney Montgomery Scott, LLC

The Company's capital stock is traded on the "Over-the-Counter" (Bulletin Board) under the symbol "PFNS". The following table sets forth the price range together with dividends paid for each of the past two years. These quotations do not necessarily reflect the value of actual transactions.


                                Dividends Paid                                         Dividends Paid
2009                 High    Low     Per Share         2008                 High    Low     Per Share
----------------------------------------------         ----------------------------------------------
First Quarter        $ 38    $ 34      $ .42           First Quarter        $ 41    $ 35      $ .41
Second Quarter         39      31        .42           Second Quarter         42      37        .41
Third Quarter          36      32        .42           Third Quarter          41      38        .42
Fourth Quarter         35      30        .42           Fourth Quarter         40      36        .42
                                       -----                                                  -----
                                       $1.68                                                  $1.66

As of February 10, 2010 there were approximately 2,160 stockholders of the Company based on the number of holders of record. Reference should be made to the information about the Company's dividend policy and regulatory guidelines on pages 24 and 56 of this Form 10-K.

TRANSFER AGENT

Registrar & Transfer Co., 10 Commerce Drive, Cranford, NJ 07016 serves as the Company's transfer agent. Stockholders' questions should be directed to the Registrar & Transfer Co. investor relations department at 800-368-5948.

PENSECO FINANCIAL SERVICES CORPORATION

The following line graph sets forth comparative information regarding the Company's cumulative shareholder return on its Common Stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the investment period. The Company's cumulative shareholder return based on an investment of $100 at the beginning of the five-year period beginning December 31, 2004 is compared to the cumulative total return of the Russell 2000 Index ("Russell 2000") and the SNL Securities Northeast Quadrant Pink Sheet Banks Index ("Pink Banks"), which more closely reflects the Company's peer group. The yearly points marked on the horizontal axis of the graph correspond to December 31st of that year.


                              [GRAPH APPEARS HERE]


                                                                   Period Ending
--------------------------------------------------------------------------------------------------------------
Index                                12/31/04     12/31/05     12/31/06     12/31/07     12/31/08     12/31/09
--------------------------------------------------------------------------------------------------------------
Penseco Financial Services
  Corporation                         $100.00      $103.47      $109.06      $105.02      $102.02      $101.55
Russell 2000                           100.00       104.55       123.76       121.82        80.66       102.58
SNL Northeast OTC-BB and
  Pink Banks                           100.00        99.70       103.03       100.33        81.72        76.78

ITEM 6    SELECTED FINANCIAL DATA

(in thousands, except per share amounts)RESULTS OF OPERATIONS:


                                     2009          2008           2007          2006          2005
----------------------------------------------------------------------------------------------------
Interest Income                   $   40,151    $   33,898     $   34,329    $   31,922  $   28,170
Interest Expense                       9,580        10,830         12,739        11,054       8,580
----------------------------------------------------------------------------------------------------
Net Interest Income                   30,571        23,068         21,590        20,868      19,590
Provision for Loan Losses              2,260           861            657           433         263
----------------------------------------------------------------------------------------------------
Net Interest Income after
  Provision for  Loan Losses          28,311        22,207         20,933        20,435      19,327
Non-Interest Income                   10,369        11,036          8,720         8,205       8,874
Non-Interest Expenses                 28,420        22,172         21,331        21,037      20,719
Income Taxes                           1,888         2,458          1,624         1,595       1,613
----------------------------------------------------------------------------------------------------
Net Income                        $    8,372    $    8,613     $    6,698    $    6,008  $    5,869
----------------------------------------------------------------------------------------------------
BALANCE SHEET AMOUNTS:
Assets                            $  883,327    $  628,967     $  580,793    $  569,821  $  575,688
Investment Securities             $  202,332    $  157,480     $  145,448    $  166,080  $  229,957
Net Loans                         $  597,670    $  435,873     $  399,939    $  365,722  $  317,562
Deposits                          $  645,434    $  424,725     $  416,533    $  413,800  $  397,867
Long-Term Borrowings              $   68,094    $   72,720     $   55,966    $   65,853  $   75,401
Stockholders' Equity              $  117,397    $   73,642     $   69,715    $   66,571  $   63,799

PER SHARE AMOUNTS:
Earnings per Share                $     2.80    $     4.01     $     3.12    $     2.80  $     2.73
Dividends per Share               $     1.68    $     1.66     $     1.58    $     1.50  $     1.44
Book Value per Share              $    35.84    $    34.28     $    32.45    $    30.99  $    29.70
Common Shares Outstanding          3,276,079     2,148,000      2,148,000     2,142,148   2,148,000

FINANCIAL RATIOS:
Net Interest Margin                     4.11%         3.93%          3.92%         3.89%       3.57%
Return on Average Assets                1.04%         1.40%          1.15%         1.07%       1.03%
Return on Average Equity                7.93%        11.89%          9.75%         9.15%       9.23%
Average Equity to Average Assets       13.12%        11.76%         11.81%        11.68%      11.19%
Dividend Payout Ratio                  60.00%        41.40%         50.64%        53.57%      52.75%

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. All information is presented in thousands of dollars, except as indicated.

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

Income taxes - The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management's position that the benefit of the deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in
Note 17 of the "Notes to Consolidated Financial Statements."

The Company and its subsidiary file income tax and other returns in the U.S Federal jurisdiction, Pennsylvania state jurisdiction and local jurisdictions.

Management evaluated the Company's tax positions and concluded that the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2006.

Fair Value Measurements - Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayment speeds and other factors. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value measurements are classified within one of three levels within a valuation hierarchy based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

Level I - quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level II - inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level III - inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level III when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

Other-than-temporary impairment of investments - Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In 2009, the Company recorded an other-than-temporary impairment charge of $787 related to the Company's equity investment portfolio containing stock of financial institutions.

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

Time deposits - Time deposits acquired through the Merger have been recorded at their acquisition date fair value. The fair value of time deposits represents the present value of the time deposits' expected contractual payments discounted by market rates for similar deposits. The fair value adjustment is amortized monthly based a level yield methodology.

Core deposit intangible - The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding, such as brokered deposits, from market sources. Management utilized an income approach to present value the expected after tax cash flow benefits of the acquired core deposits. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Goodwill - Goodwill arose in connection with the Old Forge Bank merger. It is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professional evaluation of the Company value as of December 31, 2009. The evaluation disclosed that the fair value of the Company stock is approximately 43% above book value, considering both income and market approaches. Market conditions that could negatively impact the value of Goodwill in the future are essentially those Risk Factors discussed in Part 1A of this report. Based on the above, Management has determined that the carrying value of Goodwill has not been impaired at December 31, 2009.

SUMMARY

Net income for 2009 decreased $241 or 2.8%, to $8,372 or $2.80 per weighted average share compared with the year ago period of $8,613 or $4.01 per share. The decrease in net income was primarily attributed to merger costs of $1,550, the recognition of an impairment loss on bank equity investment securities of $787, increased FDIC insurance costs of $909, along with the effect of a one time gain of $1,129, net of tax, related to Visa International's Initial Public Offering during 2008. Net interest margin increased from 3.93% at December 31, 2008 to 4.11% at December 31, 2009. Net interest income increased $7,503 or 32.5% to $30,571 for the twelve months ended December 31, 2009 compared to $23,068 for the same period of 2008. The increase was largely due to an increased loan portfolio of $159.9 million from Old Forge Bank. Net interest income after provision for loan losses increased $6,104 or 27.5% during the 2009 period, largely due to increased interest and fees on loans and reduced interest expense from lower borrowing costs. The provision for loan losses increased $1,399 to $2,260 during 2009 compared with $861 for the same period of 2008 due to the softness in the economy.

Net income for 2008 increased $1,915 or 28.6%, to $8,613 or $4.01 per share compared with the year ago period of $6,698 or $3.12 per share. The increase in net income was primarily attributable to a one-time after tax increase in income of $1,129 ($0.53 per share) related to VISA, Inc.'s Initial Public Offering, which consisted of a gain from the mandatory partial share redemption by VISA and the reversal of a litigation liability accrual that had been recorded by the Company in the fourth quarter of 2007. Excluding the impact of the VISA transaction, net income increased $458 or 6.5% from the twelve months of 2007(1). Net interest income increased $1,478 or 6.8% to $23,068 for the twelve months ended December 31, 2008 compared to $21,590 for the same period of 2007. The increase resulted from higher interest on investments of $504 or 7.1% due to increased volume of securities of states & political subdivisions and U.S. Agencies. Total interest expense declined $1,909 or 15.0% mainly due to lower deposit costs. Net interest income after provision for loan losses increased $1,274 or 6.1%. The provision for loan losses increased $204 to $861 during 2008 compared with $657 for the same period of 2007.

The Company's return on average assets was 1.04% in 2009 compared to 1.40% in 2008 and 1.15% in 2007. Return on average equity was 7.93%, 11.89% and 9.75% in 2009, 2008 and 2007, respectively.

Net income from accretion and amortization net of taxes of acquisition date fair value adjustments included in the financial results during the period indicated.


                                                    Twelve Months Ended
                                                     December 31, 2009
                                                    -------------------
Homogeneous loan pools                                   $  550
Time deposits                                               305
Core deposit intangible expense                            (182)
                                                    -------------------
Net income from acquisition fair value adjustment        $  673
                                                    -------------------

Accretion of the loan pools credit fair value adjustment and market rate fair value adjustment is calculated on a sum-of-the-years digits basis over an eight year period. The fair value market rate adjustment of the time deposits is amortized monthly based on a level yield methodology over five years. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The principal component of the Company's earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings.

------------------
(1) See pages 26 and 27 for a reconciliation of GAAP net income excluding the merger costs incurred during the year ended December31, 2009 and the gain related to the VISA, Inc. initial public offering during the year ended December 31, 2008.

Net interest income increased $7.5 million or 32.5% to $30.6 million for 2009 compared to $23.1 million for 2008. Loan interest income increased $6.2 million or 23.7% for 2009 largely due to the increased loan portfolio from Old Forge Bank. Investment income remained relatively unchanged due to lower rates despite a higher volume of investments. Interest expense for 2009 decreased $1.2 million or 11.1% to $9.6 million for 2009 compared to $10.8 million in 2008, mainly due to lower borrowing costs.

Net interest income increased $1.5 million or 6.8% to $23.1 million for 2008 compared to $21.6 million for 2007. Loan interest income was slightly lower for 2008. Investment income increased due to increased volume of securities of states & political subdivisions and U.S. Agency securities. Interest expense for 2008 decreased $1.9 million or 15.0% to $10.8 million for 2008 compared to $12.7 million in 2007, mainly due to lower deposit costs.

Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as net interest margin. The Company's net interest margin for the year ended December 31, 2009 was 4.11% compared with 3.93% for the year ended December 31, 2008 and 3.92% for the year ended December 31, 2007.

Interest income in 2009 totaled $40.2 million, compared to $33.9 million in 2008, an increase of $6.3 million or 18.6%. The tax equivalent yield on average interest-earning assets decreased to 5.70% in 2009, compared to 6.07% in 2008. Average interest-earning assets increased in 2009 to $743.7 million from $586.7 million in 2008. Average loans, which are typically the Company's highest yielding earning assets, increased $133.4 million or 31.7% in 2009 due to the Merger. Average loans represented 74.5% of 2009 average interest-earning assets, compared to 71.8% in 2008. Income on loans increased $6.2 million or 23.7% in 2009 due to the Merger, compared to a decrease in loan income of $0.2 million or ..8% during 2008. Investment securities increased on average by $25.4 million or 15.9% to $185.5 million in 2009 compared to $160.1 million in 2008 due to the Merger. Income on investments increased $0.1 million or 1.3% to $7.7 million in 2009, from $7.6 million in 2008. Average earning assets, including Bank-Owned Life Insurance (BOLI), decreased to 93.9% of average total assets for 2009 compared to 96.4% for the year ago period.

The average rate paid on interest-bearing liabilities decreased during 2009 to 1.61%, compared to 2.32% in 2008.

Interest income in 2008 totaled $33.9 million, compared to $34.3 million in 2007, a decrease of $0.4 million or 1.2%. The tax equivalent yield on average interest-earning assets decreased to 6.07% in 2008, compared to 6.50% in 2007. Average interest-earning assets increased in 2008 to $586.7 million from $551.3 million in 2007. Average loans, which are typically the Company's highest yielding earning assets, increased $35.2 million or 9.1% in 2008. Average loans represented 71.8% of 2008 average interest-earning assets, compared to 70.0% in 2007. Income on loans decreased $0.2 million or 0.8% in 2008, compared to an increase in loan income of $3.0 million or 12.8% during 2007. Investment securities increased on average by $10.7 million or 7.2% to $160.1 million in 2008 compared to $149.4 million in 2007. Income on investments increased $0.5 million or 7.0% to $7.6 million in 2008, from $7.1 million in 2007. Average earning assets, including BOLI, increased to 96.4% of average total assets for 2008 compared to 96.0% for the year ago period.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the company's major asset and liability items for the years ended December 31, 2009, 2008 and 2007.


                                                   2009                           2008                            2007
ASSETS                                  AVERAGE   REVENUE   YIELD/     AVERAGE   REVENUE   YIELD/     AVERAGE   REVENUE   YIELD/
                                        BALANCE   EXPENSE    RATE      BALANCE   EXPENSE    RATE      BALANCE   EXPENSE    RATE
--------------------------------------------------------------------------------------------------------------------------------
Investment Securities:
  Available-for-Sale
   U.S. Agency obligations              $ 60,030  $  1,969    3.28%    $ 47,530  $  2,270   4.78%    $ 38,992   $  1,824   4.68%
   States & political subdivisions        62,464     2,941    7.13       40,127     1,818   6.86       31,098      1,385   6.75
   Federal Home Loan Bank stock            6,175         -       -        4,911       164   3.34        3,948        248   6.28
   Other                                   1,349        39    2.89        2,497        92   3.68        4,208        156   3.71
  Held to Maturity:
   U.S. Agency obligations                28,200     1,337    4.74       35,775     1,677   4.69       41,866      1,907   4.56
   States & political subdivisions        27,235     1,454    8.09       29,235     1,562   8.10       29,246      1,559   8.08
Loans, net of unearned income:
   Real estate mortgages                 318,444    17,788    5.59      270,368    16,376   6.06      246,504     15,825   6.42
   Commercial real estate                148,641     7,879    5.30       90,544     5,734   6.33       76,132      5,637   7.40
   Commercial                             25,656     1,551    6.05       24,286     1,612   6.64       23,036      1,928   8.37
   Consumer & other                       61,708     5,181    8.40       35,794     2,496   6.97       40,141      3,039   7.57
Federal funds sold                             -         -       -        1,739        29   1.67        8,795        456   5.18
Interest on balances with banks            3,833        12     .31        3,883        68   1.75        7,288        365   5.01
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Earning Assets/
   Total Interest Income                 743,735  $ 40,151    5.70%     586,689  $ 33,898   6.07%     551,254   $ 34,329   6.50%
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                   10,326                          9,687                        10,575
Bank premises and equipment               11,804                          9,362                         9,609
Accrued interest receivable                3,829                          3,350                         3,338
Goodwill                                  19,798                              -                             -
Cash surrender value life insurance       12,559                          7,515                         7,199
Other assets                               9,140                          4,693                         4,067
Less: Allowance for loan losses            5,963                          4,986                         4,328
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                            $805,228                       $616,310                                 $581,714
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand-Interest Bearing               $ 64,762  $    393     .61%    $ 53,915  $    377    .70%    $ 55,803   $    570   1.02%
   Savings                               101,765       409     .40       76,326       412    .54       81,096        880   1.09
   Money markets                         137,527     1,379    1.00      114,521     2,131   1.86       93,089      2,851   3.06
   Time-Over $100                         67,075     1,726    2.57       37,745     1,451   3.84       41,146      2,010   4.89
   Time-Other                            117,507     2,634    2.24       70,436     2,602   3.69       74,923      3,064   4.09
Repurchase agreements                     25,554       339    1.33       34,204       848   2.48       25,842        839   3.25
Federal funds purchased                    4,568        29     .63            -         -      -            -          -      -
Short-term borrowings                      9,689        48     .50        7,069       175   2.48        1,254         62   4.94
Long-term borrowings                      68,246     2,623    3.84       73,252     2,834   3.87       60,867      2,463   4.05
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities/
   Total Interest Expense                596,693  $  9,580    1.61%     467,468  $ 10,830   2.32%     434,020   $ 12,739   2.94%
--------------------------------------------------------------------------------------------------------------------------------
Demand-Non-interest bearing               95,491                         72,015                        74,195
All other liabilities                      7,431                          4,366                         4,818
Stockholders' equity                     105,613                         72,461                        68,681
Total Liabilities
   Stockholders' Equity                 $805,228                       $616,310                      $581,714
--------------------------------------------------------------------------------------------------------------------------------
Interest Spread                                               4.09%                         3.75%                          3.56%
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $ 30,571                       $ 23,068                       $ 21,590
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Net interest margin                                           4.11%                         3.93%                          3.92%
Return on average assets                                      1.04%                         1.40%                          1.15%
Return on average equity                                      7.93%                        11.89%                          9.75%
Average equity to average assets                             13.12%                        11.76%                         11.81%
Dividend payout ratio                                        60.00%                        41.40%                         50.64%

                                                                                                                   CHANGE
                                                                DOLLAR AMOUNT       CHANGE IN       CHANGE IN      IN RATE-
                      2009 COMPARED TO 2008                     OF CHANGE           VOLUME           RATE          VOLUME
                      ------------------------------------------------------------------------------------------------------
EARNING               Investment Securities:
ASSETS                  Available-for-Sale
                          U.S. Agency obligations               $   (301)           $   598        $   (713)       $  (186)
                          States & political subdivisions          1,123              1,532             108           (517)
                          Equity securities                           (3)              (217)              4           (218)
                        Held to Maturity:
                          U.S. Agency obligations                   (340)              (355)             18             (3)
                          States & political subdivisions           (108)              (162)             (3)            57
                      Loans, net of unearned income:
                        Real estate mortgages                      3,557              6,506          (2,274)          (675)
                        Commercial                                    (9)               (61)             91           (143)
                        Consumer and other                         2,685              1,806             512            367
                      Federal funds sold                             (29)                29             (29)           (29)
                      Interest bearing balances with banks           (56)                 1              (1)           (56)
                      ------------------------------------------------------------------------------------------------------
                          Total Interest Income                    6,253              9,990          (2,798)          (939)
                      ------------------------------------------------------------------------------------------------------
INTEREST              Deposits:
BEARING                 Demand-Interest Bearing                       16                 76             (11)           (49)
LIABILITIES             Savings                                       (3)               137            (107)           (33)
                        Money markets                               (752)               428            (985)          (195)
                        Time-Over $100                               275              1,126            (479)          (372)
                        Time-Other                                    32              1,737          (1,021)          (684)
                      Repurchase agreements                         (509)              (215)           (393)            99
                      Short-term borrowings                          (98)               178            (137)          (139)
                      Long-term borrowings                          (211)              (194)              5            (22)
                      ------------------------------------------------------------------------------------------------------
                        Total Interest Expense                    (1,250)             3,273          (3,193)        (1,330)
                      ------------------------------------------------------------------------------------------------------
                        Net Interest Income                     $  7,503            $ 6,717        $    395        $   391
                      ------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                      2008 compared to 2007
                      ------------------------------------------------------------------------------------------------------
EARNING               Investment Securities:
ASSETS                  Available-for-Sale
                          U.S. Agency  obligations              $    446            $   400        $     39        $     7
                          States & political subdivisions            433                402              25              6
                          Equity securities                          (28)              (148)             (3)          (117)
                        Held to Maturity:
                          U.S. Agency obligations                     (6)              (230)           (278)            54
                          States & political subdivisions              3                 (1)              4              -
                      Loans, net of unearned income:
                        Real estate mortgages                        648              2,645          (2,291)           294
                        Commercial                                   (22)              (316)            105           (399)
                        Consumer and other                          (543)              (329)           (241)            27
                      Federal funds sold                            (427)              (366)           (309)           248
                      Interest bearing balances with banks          (297)              (171)           (238)           112
                      ------------------------------------------------------------------------------------------------------
                          Total Interest Income                     (431)             2,404          (3,473)           638
                      ------------------------------------------------------------------------------------------------------
INTEREST              Deposits:
BEARING                 Demand-Interest Bearing                     (193)               (19)           (179)             5
LIABILITIES             Savings                                     (468)               (52)           (446)            30
                        Money markets                               (720)               656          (1,117)          (259)
                        Time-Over $100                              (559)              (166)           (432)            39
                        Time-Other                                  (462)              (184)           (300)            22
                      Repurchase agreements                            9                272            (199)           (64)
                      Short-term borrowings                          113                287             (31)          (143)
                      Long-term borrowings                           371                502            (110)           (21)
                      ------------------------------------------------------------------------------------------------------
                        Total Interest Expense                    (1,909)             1,296          (2,814)          (391)
                      ------------------------------------------------------------------------------------------------------
                        NET INTEREST INCOME                     $  1,478            $ 1,108        $   (659)       $ 1,029
                      ------------------------------------------------------------------------------------------------------

                                                                             15

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company's loan portfolio.

The provision for loan losses was $2,260 in 2009, an increase of 162.5% compared to $861 for 2008. The increase in the provision was due to the Company's increased loan portfolio resulting from the Merger, as well as management's viewpoint in valuing the loan portfolio for loan losses as the national and local economies have slowed down. The allowance for loan losses at December 31, 2009 was $6,300 or 1.04% of total loans compared to $5,275 or 1.20% of total loans at December 31, 2008.

The allowance for loan loss as a percentage of loans was 1.04% at December 31, 2009, compared to 1.20% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans due to the merger with Old Forge Bank as of April 1, 2009. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.98% at December 31, 2009. The evaluation of the credit fair value adjustment on purchased loans was made in accordance with current accounting standards for business combinations.

The following table presents the components of the allowance for credit losses for the past five years are as follows:


Years Ended December 31,                              2009        2008        2007        2006        2005
------------------------------------------------------------------------------------------------------------
Allowance for loan losses                           $ 6,300     $5,275      $ 4,700     $ 4,200     $ 3,800
Credit fair value adjustment on purchased loans       5,795          -            -           -           -
------------------------------------------------------------------------------------------------------------
Allowance for credit losses                         $12,095     $ 5,275     $ 4,700     $ 4,200     $ 3,800
------------------------------------------------------------------------------------------------------------
Allowance for credit losses to period end loans        1.98%       1.20%       1.16%        1.14%      1.18%

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

There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At December 31, 2009 management feels the loan loss reserve is adequate to manage the risk inherent in the loan portfolio due to today's economic environment.

The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the past three years:

Years Ended December 31,                          2009         2008        2007
---------------------------------------------------------------------------------
Trust department income                         $ 1,392      $ 1,474     $ 1,535
Service charges on deposit accounts               1,939        1,477       1,014
Merchant transaction income                       4,379        4,502       4,256
Brokerage fee income                                348          596         261
Other fee income                                  1,392        1,279       1,211
Bank-owned life insurance                           470          316         314
Other operating income                              363          167          80
VISA mandatory share redemption                       -        1,213           -
Impairment losses on investment securities         (787)           -           -
Realized gains on securities, net                   873           12          49
---------------------------------------------------------------------------------
  Total Non-Interest Income                     $10,369      $11,036     $ 8,720
---------------------------------------------------------------------------------

Total non-interest income decreased $667 or 6.0% to $10,369 during 2009, from $11,036 for the same period of 2008. Trust department income decreased $82 or 5.6% from $1,474 at December 31, 2008 to $1,392 at December 31, 2009 due to a lower market value of trust assets. Service charges on deposit accounts increased $462 or 31.3% primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income decreased $123 or 2.7%, mainly due to lower transaction volume from continued softness in the economy. Brokerage fee income decreased $248 or 41.6% mostly due to the decline in the overall volume of transactions. Other operating income increased $196 or 117.4% largely due to gains on the sale of low yielding long-term fixed rate real estate loans. In the first quarter of 2008, the Company realized a gain of $1,213 related to VISA, Inc.'s Initial Public Offering, which consisted of a mandatory partial share redemption. The Company recognized an impairment loss on bank equity investment securities of $787 during 2009. Realized gains on securities increased $861 to $873 during 2009 from $12 for 2008 largely due to gains on the sale of the majority of the Old Forge Bank securities portfolio, with the proceeds reinvested into higher quality securities.

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

NON-INTEREST EXPENSES

VISA CONTINGENCY

In October 2007, Penn Security Bank & Trust Company, as a member of VISA U.S.A. Inc. received shares of restricted stock in VISA, Inc.(VISA) as a result of a global restructuring of VISA in preparation for an initial public offering in 2008.

In connection with this, VISA member banks were required to recognize a contingent obligation to indemnify VISA under its revised bylaws for potential losses arising from certain antitrust litigation, at the estimated fair value of such obligation. The Company, accordingly, recorded a $497 charge or $328, net of tax, in the fourth quarter of 2007. Upon successful completion of the public offering in 2008, VISA established an escrow account for the litigation, funded by a partial redemption of member shares allowing the Company to reverse the $497 litigation accrual during the first quarter of 2008.

The following table sets forth information by category of non-interest expenses for the Company for the past three years:

Years Ended December 31,                          2009         2008        2007
---------------------------------------------------------------------------------
Salaries and employee benefits                   $12,551      $10,157     $ 9,118
Expense of premises and equipment, net             3,246        2,703       2,586
Merchant transaction expenses                      3,085        3,403       3,358
Merger related costs                               1,550            -           -
FDIC insurance assessments                           968           59          49
Bank shares tax                                    1,039          743         695
Outside services                                     615          770         710
Director fees                                        568          493         492
Other operating expenses                           4,798        3,844       4,323
---------------------------------------------------------------------------------
Total Non-Interest Expenses                      $28,420      $22,172     $21,331
---------------------------------------------------------------------------------

Total non-interest expenses increased $6,248 or 28.2% to $28,420 during 2009 compared with $22,172 for the same period of 2008. Salaries and employee benefits expense increased $2,394 or 23.6% mainly due to increased salaries resulting from additional employees as a result of the merger. Premises and fixed assets expense increased $543 or 20.1% due to additional depreciation and increased occupancy expense in part due to the merger. Merchant transaction expenses decreased $318 or 9.3% due to lower transaction volume. Merger related costs of $1,550 consist of computer system conversions and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429, severance payments of $450 and stay bonuses of $65. FDIC insurance assessments increased $909 due to a one time FDIC special assessment charge of $385 and increases in quarterly assessments. Bank shares tax increased $296 or 39.8% as a result of the Merger. Other operating expenses increased $954 or 24.8% due to the effect of the reversal in the first quarter of 2008 of the $497 VISA litigation accrual recorded by the Company in the fourth quarter of 2007, in addition to an increase of $248 in consulting and advisory expense and $850 of legal and professional services.

Total non-interest expenses increased $841 or 3.9% to $22,172 during 2008 compared with $21,331 for the same period of 2007. Salaries and employee benefits expense increased $1,039 or 11.4% largely due to a $356 retirement contribution to fifty employees negatively impacted by the Company's pension freeze during the second quarter of 2008, and an additional $70 contribution to the 401(k) plan benefiting all employees, and increased salaries resulting from additional employee hires and increased commissions related to our wealth management division. Premises and fixed assets expense increased $117 or 4.5% due to computer system upgrades and increased occupancy expense. Merchant transaction expenses increased $45 or 1.3% due to higher transaction volume. Other operating expenses decreased $479 or 11.1% largely due to the effect of the $497 VISA litigation accrual recorded by the Company during the fourth quarter of 2007(2). Excluding this VISA litigation accrual, other operating expense increased year over year $515 mostly related to the Company's new brand and logo expenses of $120, legal fees related to loan collection efforts of $128, and professional expenses of $134 related to the pension freeze, $82 related to outsourced audit and compliance services, and $78 related to computer system updates.

INCOME TAXES

Federal income tax expense decreased $570 or 23.2% to $1,888 in 2009 compared to $2,458 in 2008, primarily due to lower operating income described above and higher tax-free income.

---------------------
(2) See pages 26 and 27 for a reconciliation of GAAP net income excluding the merger costs incurred during the year ended December 31, 2009 and the gain related to the VISA, Inc. initial public offering during the year ended December 31, 2008.

Federal income tax expense increased $834 or 51.4% to $2,458 in 2008 compared to $1,624 in 2007, primarily due to the VISA initial public offering and overall higher income.

The Company's effective income tax rate for 2009, 2008 and 2007 was 18.4%, 22.2% and 19.5%, respectively.

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

For further discussion pertaining to Federal income taxes, see Note 17 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased $254.3 million or 40.4% during 2009 to $883.3 million at December 31, 2009 compared to $629.0 million at December 31, 2008, including the acquisition of Old Forge Bank assets at fair value of $212.6 million and the recording of Goodwill of $26.4 million. Total assets increased $48.2 million or 8.3% during 2008 to $629.0 million at December 31, 2008 compared to $580.8 million at December 31, 2007.

INVESTMENT PORTFOLIO

The Company maintains a portfolio of investment securities to provide income and serve as a source of liquidity for its ongoing operations.

The following table presents the carrying value, by security type, for the Company's investment portfolio:


December 31,                           2009          2008          2007
-------------------------------------------------------------------------------
U.S. Agency obligations             $ 95,962       $ 80,643      $ 69,516
States & political subdivisions       98,584         70,010        68,714
Equity securities                      7,786          6,827         7,218
-------------------------------------------------------------------------------
Total Investment Securities         $202,332       $157,480       $145,448
-------------------------------------------------------------------------------

Equity securities at December 31, 2009 and 2008 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order to participate in an available line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of December 31, 2009.

In 2009, the Company recorded an other-than-temporary impairment charge of $787 related to the Company's equity investment portfolio containing stock of financial institutions. Prior to this impairment charge, the decline in value of the securities was recorded as unrealized losses on securities available-for-sale and reflected as a reduction in stockholders' equity through other comprehensive income.

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

A summary of transactions involving available-for-sale debt securities in 2009, 2008 and 2007 are as follows:


December 31,                  2009        2008        2007
------------------------------------------------------------
Proceeds from sales         $25,568     $11,798      $    -
Gross realized gain           1,029          11           -
Gross realized losses          142            -           -

LOAN PORTFOLIO

Details regarding the Company's loan portfolio for the past five years are as follows:


December 31,                           2009        2008        2007        2006        2005
----------------------------------------------------------------------------------------------
Real estate - construction
  and land development              $ 32,910$    $ 21,949    $ 25,858    $ 23,714    $ 13,132
Real estate mortgages                470,093      355,528     318,437     284,323     227,853
Commercial                            30,743       27,793      24,505      26,265      42,894
Credit card and related plans          3,365        3,272       3,324       3,282       3,152
Installment                           59,986       28,135      26,542      25,532      26,293
Obligations of states &
  political subdivisions               6,873        4,471       5,973       6,806       8,038
----------------------------------------------------------------------------------------------
Loans, net of unearned income        603,970      441,148     404,639     369,922     321,362
Less: Allowance for loan losses        6,300        5,275       4,700       4,200       3,800
----------------------------------------------------------------------------------------------
Loans, net                          $597,670     $435,873    $399,939    $365,722    $317,562
----------------------------------------------------------------------------------------------

LOANS

Total net loans increased $161.8 million or 37.1% to $597.7 million at December 31, 2009 from $435.9 million at December 31, 2008. This increase is primarily due to the acquisition of the Old Forge Bank loan portfolio of $159.9 million.

Total net loans increased $36.0 million or 9.0% to $435.9 million at December 31, 2008 from $399.9 million at December 31, 2007. This increase was due mainly to strong loan demand with a mix of fixed and variable rate loans backed by real estate.

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

The allowance for loan loss as a percentage of loans was 1.04% at December 31, 2009, compared to 1.20% at December 31, 2008. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans due to the merger with Old Forge Bank as of April 1, 2009. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.98% at December 31, 2009. The evaluation of the credit fair value adjustment on purchased loans was made in accordance with current accounting standards for business combinations.

The following table presents the components of the allowance for credit losses for the past five years are as follows:


Years Ended December 31,                                2009        2008        2007        2006        2005
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses                             $ 6,300     $ 5,275      $ 4,700     $ 4,200     $ 3,800
Credit fair value adjustment on purchased loans         5,795           -            -           -           -
--------------------------------------------------------------------------------------------------------------
Allowance for credit losses                           $12,095     $ 5,275      $ 4,700     $ 4,200     $ 3,800
--------------------------------------------------------------------------------------------------------------
Allowance for credit losses to period end loans          1.98%       1.20%        1.16%       1.14%      1.18%

In 2009, our local economy began to experience the negative impact of our nation's economic downturn. The local housing market has slowed and the unemployment rate in Northeastern Pennsylvania increased to 9.7% by year-end. To enhance our ability to identify and manage risk throughout our organization, we created the senior level position of Chief Risk Officer in December of 2009. This position will facilitate our enterprise wide risk assessment to identify, monitor and quickly mitigate the inherent risks of a community bank in today's economic environment.

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans and other real estate owned The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accuring interest as of the dates indicated:


As of:                                        2009         2008        2007       2006        2005
---------------------------------------------------------------------------------------------------
Non-accrual loans
  Secured by real estate                    $ 1,945      $ 1,098     $  657     $ 3,005     $ 1,003
  Commercial loans                              199          201        949         175         609
  Consumer loans                                195          155          4           -         15
  Total non-performing loans                $ 2,339      $ 1,454     $1,610     $ 3,180      $1,627
----------------------------------------------------------------------------------------------------
Other real estate owned                         405            -          -           -           -
----------------------------------------------------------------------------------------------------
   Total non-performing assets                2,744        1,454      1,610       3,180       1,627
----------------------------------------------------------------------------------------------------
Loans past due 90 days or more and accruing:
  Secured by real estate                      1,456          810         57         177           -
  Guaranteed student loans                      218          203        408         251         152
  Credit card loans                               9           17          2           6          21
  Commercial loans                                -          119          -           -           -
  Consumer loans                                 14            4         12           -           -
----------------------------------------------------------------------------------------------------
  Total loans past due 90 days or
    more and accruing                         1,697        1,153       479          434         173
----------------------------------------------------------------------------------------------------
Non-performing loans to period end loans       0.39%        0.33%      0.40%       0.86%      0.51%
Total loans past due 90 days or more
  and accruing to period end loans             0.28%        0.26%      0.12%       0.12%      0.05%
Non-performing assets to period end assets     0.31%        0.23%      0.28%       0.56%      0.28%

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,339, $1,454 and $1,610 at December 31, 2009, 2008 and 2007, respectively.
The increase in 2009 was due primarily to several loans which were acquired in the Old Forge Bank merger, as well as, a single borrowing relationship for which management feels the Company is sufficiently secured and predicts no significant loss of principal. The decrease in 2007 was primarily due to the resolution of a single borrower relationship outstanding in 2006. If interest on those loans had been accrued, such income would have been $365, $192 and $153 for 2009, 2008 and 2007, respectively. Interest income on those loans, which is recorded only when received, amounted to $52, $29 and $17 for 2009, 2008 and 2007, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

Real estate loans of $1,456 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and in the process of collection.

Management's process for evaluating the adequacy of the allowance for loan losses includes reviewing each month's loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. As of December 31, 2009 there are no significant loans as to which management has serious doubt about their collectibility.

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for Reorganization under Chapter 11 of the Federal Bankruptcy Act. Currently, the Company holds $8.0 million of TERI loans. The Company does not anticipate that TERI's bankruptcy filing will significantly impact the Company's financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At December 31, 2009 there was $137 of such loans placed on non-accrual status.

At December 31, 2009, 2008 and 2007, the Company did not have any loans specifically classified as impaired.

Most of the Company's lending activity is with customers located in the Company's geographic market area and repayment thereof is affected by economic conditions in this market area.

The Company does not engage in any sub-prime or ALT-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans.

LOAN LOSS EXPERIENCE

The following table presents the Company's loan loss experience during the periods indicated:


Years Ended December 31,                        2009        2008         2007        2006      2005
------------------------------------------------------------------------------------------------------
Balance at beginning of year                  $ 5,275     $ 4,700      $ 4,200     $ 3,800   $ 3,600
------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate mortgages                           349          83           84          74        31
  Commercial and all others                       610           -           10          18         -
  Credit card and related plans                    71          55           66          49        68
  Installment loans                               270         179            5          26        14
------------------------------------------------------------------------------------------------------
Total charge-offs                               1,300         317          165         167       113
------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                            42           -            5           -        46
  Commercial and all others                         -          14            1         131         -
  Credit card and related plans                     1          16            1           3         3
  Installment loans                                22           1            1           -         1
------------------------------------------------------------------------------------------------------
  Total recoveries                                 65          31            8         134        50
------------------------------------------------------------------------------------------------------
Net charge-offs                                 1,235         286          157          33        63
------------------------------------------------------------------------------------------------------
Provision charged to operations                 2,260         861          657         433        263
------------------------------------------------------------------------------------------------------
Balance at End of Year                        $ 6,300     $ 5,275      $ 4,700     $ 4,200     $3,800
------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to
  average loans outstanding                      0.22%       0.07%        0.04%       0.01%      0.02%
------------------------------------------------------------------------------------------------------

The allowance for loan losses at December 31, 2009 was $6,300 or 1.04% of total loans compared to $5,275 or 1.20% of total loans at December 31, 2008. The allowance for credit losses was 1.98% at December 31, 2009 compared to 1.20% at December 31, 2008.

The overwhelming majority of commercial loans and real estate mortgages charged-off during 2009 were comprised of one and two borrowing relationships, respectively.

The allowance for loan losses is allocated as follows:


December 31,                        2009             2008             2007             2006             2005
---------------------------------------------------------------------------------------------------------------------
                                   Amount   %(1)    Amount   %(1)     Amount   %(1)    Amount   %(1)    Amount   %(1)
---------------------------------------------------------------------------------------------------------------------
Real estate mortgages              $1,200    83%    $1,200    86%     $1,200    85%    $1,200    83%    $1,200    75%
Commercial and all other            4,000     5      3,275     6       2,900     7      2,500     9      2,190    16
Credit card and related plans         350     1        300     1         300     1        250     1        185     1
Personal installment loans            750    11        500     7         300     7        250     7        225     8
---------------------------------------------------------------------------------------------------------------------
  Total                            $6,300  100%     $5,275   100%     $4,700   100%    $4,200   100%    $3,800   100%
---------------------------------------------------------------------------------------------------------------------

(1) - Percent of loans in each category to total loans

DEPOSITS

The primary source of funds to support the Company's operations is its deposit base. Company deposits increased $220.7 million to $645.4 million at December 31, 2009 from $424.7 million at December 31, 2008. Largely, the Company experienced growth in transaction accounts and time deposits due to the acquisition of Old Forge Bank accounts of $177.0 million, as well as growth from increased marketing efforts. Company deposits increased $8.2 million to $424.7 million at December 31, 2008 from $416.5 million at December 31, 2007. Largely, the Company experienced growth in transaction accounts and time deposits due to increased marketing efforts.

The maturities of time deposits of $100,000 or more at December 31, 2009 are as follows:


Three months or less                    $ 20,649
Over three months through six months      19,826
Over six months through twelve mont       12,611
Over twelve months                        25,616
                                        --------
Total                                   $ 78,702
                                        ========

DIVIDEND POLICY

Payment of future dividends will be subject to the discretion of the Board of Directors and will depend upon the earnings of the Company, its financial condition, capital requirements, need for funds and other matters as the Board deems appropriate.

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At December 31, 2009 the Company had $227,981 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $11,171 with the Federal Reserve Bank of Philadelphia and available borrowing capacity at the Discount Window of $36,625, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008 are as follows:

                                      2009        2008
--------------------------------------------------------
Commitments to extend credit:
  Fixed rate                        $ 39,576    $ 26,396
  Variable rate                     $ 87,454    $ 92,935
  Standby letters of credit         $ 16,091    $ 11,173

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

At December 31, 2009 the Bank has entered into contracts for the building of a new branch at an existing location, in the amount of $1,909, approximately $675 of which had been disbursed as of December 31, 2009.

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2009, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,802.

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

The Company's total risk-based capital ratio was 16.90% at December 31, 2009. The Company's risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the "well capitalized" threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company's risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is "adequately capitalized". Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

The following table presents Stockholders' Equity of the Company for the past two years:


Years Ended December 31,                              2009        2008
-------------------------------------------------------------------------
Balance at beginning of year                        $ 73,642    $ 69,715
Fair value of consideration exchanged in merger       38,058           -
Net income                                             8,372       8,613
Other comprehensive income                             2,356      (1,121)
Cash dividends declared                               (5,031)     (3,565)
-------------------------------------------------------------------------
Total Stockholders' Equity                          $117,397    $ 73,642
-------------------------------------------------------------------------

NON-GAAP FINANCIAL MEASURES

Certain financial measures contained in this Form 10-K for 2008 exclude the income created by the reversal of a liability accrual related to VISA's covered litigation provision as well as the gain from the mandatory redemption of a portion of the Company's class B shares in VISA. These financial measures for 2009 exclude Merger related costs related to the acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above referenced items have not been determined in accordance with generally accepted accounting principles ("GAAP") and are therefore non-GAAP financial measures. Management of the Company believes that investors' understanding of the Company's performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company's ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The attached Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

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

The remaining unredeemed shares of VISA Class B common stock are restricted and may not be transferred until the later of (1) three years from the date of the initial public offering or (2) the period of time necessary to resolve the covered litigation. The current conversion ratio of 0.5824 was established for the conversion rate of Class B shares into Class A shares. If the funds in the escrow account are insufficient to settle all the covered litigation, VISA may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus. As of December 31, 2009, the value of the Class A shares was $87.46 per share. The value of unredeemed Class A equivalent shares owned by the Company was $2.3 million as of December 31, 2009, and has not yet been reflected in the accompanying financial statements.

In connection with VISA's establishment of the litigation escrow account, the Company reversed a $497 accrual in the first quarter of 2008, reflected as a reduction of other non-interest expense. This reserve was created in the fourth quarter of 2007, pending completion of the VISA, Inc. initial public offering as a charge to other non-interest expense.

Merger costs of $1,550 for the year ended December 31, 2009, related to the merger with Old Forge Bank, consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

                        NON-GAAP RECONCILIATION SCHEDULE
                     PENSECO FINANCIAL SERVICES CORPORATION
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.


                                                                  Twelve Months Ended
                                                                      December 31,
                                                           2009          2008          Change
---------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      $ 28,311      $ 22,207      $ 6,104
Non-interest income                                        10,369        11,036         (667)
Non-interest expense                                      (28,420)      (22,172)      (6,248)
Income tax benefit (provision)                             (1,888)       (2,458)         570
---------------------------------------------------------------------------------------------
  Net income                                                8,372         8,613         (241)

ADJUSTMENTS
-----------
Non-interest income
  Gain on mandatory redemption of VISA, Inc.
    class B common stock                                        -        (1,213)       1,213
Non-interest expense
  Merger related costs                                      1,550             -        1,550
  Covered litigation accrual                                    -          (497)         497
---------------------------------------------------------------------------------------------
  Total Adjustments pre-tax                                 1,550        (1,710)       3,260
Income tax provision (benefit) (25%(3)/34% tax rate)          381          (581)         962
    After tax adjustments to GAAP                           1,169        (1,129)       2,298
---------------------------------------------------------------------------------------------
    Adjusted net income                                  $  9,541      $  7,484     $  2,057
---------------------------------------------------------------------------------------------
Return on Average Assets                                     1.18%         1.21%
Return on Average Equity                                     9.03%        10.33%
Dividend Payout Ratio                                       52.66%        47.70%

Return on average equity (ROE) and return on average assets (ROA) for the year ended December 31, 2009 was 7.93% (9.03% excluding the Merger costs) and 1.04% (1.18% excluding the Merger costs), respectively. ROE was 11.89% (10.33% excluding the VISA IPO impact) and ROA was 1.40% (1.21% excluding the VISA IPO impact) for the same period last year. The dividend payout ratio for December 31, 2009 was 60.00% (52.66% excluding the Merger costs) and was 41.40% (47.70%
excluding the VISA IPO impact) for the same period last year.

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

------------------------
(3) Income tax effect calculation is 34% except for the portion of the merger costs that are non-deductible.

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

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2009

The table below presents States and political subdivisions securities on a fully taxable equivalent basis.


                                                                                                     NON-RATE             FAIR
                                      2010      2011      2012      2013      2014     THEREAFTER   SENSITIVE   TOTAL    VALUE
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed interest rate securities:
    U.S. Agency obligations          $ 19,375  $ 22,308  $ 28,545  $ 3,050   $ 2,497   $ 12,450     $     -    $ 88,225 $ 89,502
      Yield                              3.47%     3.12%     2.13%    5.31%     5.30%      5.29%          -        3.30%       -
    State & political subdivisions     13,186    14,058     8,120    7,239     7,491     48,490           -      98,584   99,507
      Yield                              8.44%     7.71%     7.64%    6.69%     6.68%      6.91%          -        7.16%       -
Variable interest rate securities:
     U.S. Agency obligations            7,737         -         -        -         -          -           -       7,737    7,741
       Yield                             2.46%        -         -        -         -          -           -        2.46%       -
     Federal Home Loan Bank stock           -         -         -        -         -          -       6,402       6,402    6,402
       Yield                                -         -         -        -         -          -           -           -        -
     Other                              1,384         -         -        -         -          -           -       1,384    1,384
       Yield                              .95%        -         -        -         -          -           -         .95%       -
Fixed interest rate loans:
     Real estate mortgages             62,471    41,342    32,623   25,767    19,269     33,312           -     214,784  222,021
       Yield                             6.20%     6.18%     6.13%    6.10%     6.04%      5.80%          -        6.10%       -
     Commercial                         7,019     2,129     3,565      993       566      4,809           -      19,081   18,960
        Yield                            4.70%     6.43%     6.04%    6.52%     6.71%      7.17%          -        5.92%       -
     Consumer and other                18,461    10,327     7,339    4,231     2,048      6,573           -      48,979   50,073
        Yield                            7.19%     7.99%     7.76%    7.51%     6.97%      6.11%          -        7.32%       -
Variable interest rate loans:
     Real estate mortgages            118,600    29,385    26,525   26,118    17,865        984           -     219,477  222,798
        Yield                            4.62%     6.00%     6.12%    5.82%     5.34%      6.56%          -        5.22%       -
     Commercial                        61,750     8,318     2,175    1,859     2,637        337           -      77,076   74,989
        Yield                            4.40%     6.88%     6.41%    5.74%     5.87%      3.74%          -        4.80%       -
     Consumer and other                20,736       521     2,497      240       579          -           -      24,573   24,273
        Yield                            4.72%     5.73%     7.94%    6.33%     5.27%         -           -        5.09%       -
Less: Allowance for loan losses             -         -         -        -         -      6,300           -       6,300        -
Interest bearing balances with banks    2,274         -         -        -         -          -           -       2,274    2,274
        Yield                             .50%        -         -        -         -          -           -         .50%       -
Cash surrender life insurance          14,380         -         -        -         -          -           -      14,380   14,380
        Yield                            3.94%        -         -        -         -          -           -        3.94%       -
Cash and due from banks                     -         -         -        -         -          -      11,100      11,100   11,100
Goodwill                                    -         -         -        -         -          -      26,398      26,398        -
Other assets                                -         -         -        -         -          -      29,173      29,173        -
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                         $347,373  $128,388  $111,389  $69,497   $52,952   $100,655     $73,073    $883,327 $845,404
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable interest rate deposits:
    Demand-Interest bearing          $ 16,450  $      -  $      -  $     -   $     -   $ 56,027     $     -    $ 72,477 $ 72,477
      Yield                              1.72%        -         -        -         -        .27%          -         .60%       -
    Savings                            10,527         -         -        -         -    100,467           -     110,994  110,994
      Yield                               .52%        -         -        -         -        .38%          -         .39%       -
    Money markets                     146,189         -         -        -         -          -           -     146,189  146,189
      Yield                               .74%        -         -        -         -          -           -         .74%       -
Fixed interest rate deposits:
    Time-Over $100,000                 53,086    16,806     5,595    1,285     1,830        100           -      78,702   79,221
      Yield                              1.78%     2.99%     2.80%    4.23%     3.37%      3.50%          -        2.19%       -
    Time-Other                         90,174    23,039     8,115    2,350     2,934        605           -     127,217  128,984
      Yield                              1.81%     2.79%     3.68%    4.02%     3.33%      3.68%          -        2.25%       -
Demand-Non interest bearing                 -         -         -        -         -          -     109,855     109,855  109,855
Repurchase agreements                  18,168         -         -        -         -          -           -      18,168   18,168
      Yield                               .97%        -         -        -         -          -           -         .97%       -
Short-term borrowings                  27,430         -         -        -         -          -           -      27,430   27,430
      Yield                               .40%        -         -        -         -          -           -         .40%       -
Long-term borrowings                   12,825    11,072    10,956   11,151     4,785     17,305           -      68,094   69,853
      Yield                              3.36%     3.57%     3.66%    3.68%     3.63%      4.42%          -        3.78%       -
Other liabilities                           -         -         -        -         -          -       6,804       6,804        -
Stockholders' equity                        -         -         -        -         -          -     117,397     117,397        -
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $374,849  $ 50,917   $24,666  $14,786   $ 9,549   $174,504    $234,056    $883,327 $763,171
--------------------------------------------------------------------------------------------------------------------------------
EXCESS OF ASSETS(LIABILITIES)
  SUBJECT TO INTEREST RATE CHANGE    $(27,476) $ 77,471   $86,723  $54,711   $43,403   $(73,849)   $(160,983)  $      -
--------------------------------------------------------------------------------------------------------------------------------

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                     2009                 2008
-------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                       $ 11,100               $ 7,246
Interest bearing balances with banks                                             2,274                 2,109
-------------------------------------------------------------------------------------------------------------
  Cash and Cash Equivalents                                                     13,374                 9,355
Investment securities:
  Available-for-sale, at fair value                                            155,481                94,996
   Held-to-maturity (fair value of $49,054 and $64,678, respectively)           46,851                62,484
-------------------------------------------------------------------------------------------------------------
  Total Investment Securities                                                  202,332               157,480
Loans, net of unearned income                                                  603,970               441,148
Less: Allowance for loan losses                                                  6,300                 5,275
-------------------------------------------------------------------------------------------------------------
  Loans, Net                                                                   597,670               435,873
Bank premises and equipment                                                     12,396                10,391
Other real estate owned                                                            528                     -
Accrued interest receivable                                                      4,317                 3,518
Goodwill                                                                        26,398                     -
Cash surrender value of life insurance                                          14,380                 7,684
Other assets                                                                    11,932                 4,666
-------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                $883,327              $628,967
-------------------------------------------------------------------------------------------------------------
Deposits:
  Non-interest bearing                                                        $109,855              $ 72,456
  Interest bearing                                                             535,579               352,269
-------------------------------------------------------------------------------------------------------------
  Total Deposits                                                               645,434               424,725
Other borrowed funds:
  Repurchase agreements                                                         18,168                29,155
  Short-term borrowings                                                         27,430                24,204
  Long-term borrowings                                                          68,094                72,720
Accrued interest payable                                                         1,317                 1,118
Other liabilities                                                                5,487                 3,403
-------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                            765,930               555,325
-------------------------------------------------------------------------------------------------------------
Common stock;  $.01 par value, 15,000,000 shares authorized,
  3,276,079 shares issued and outstanding at December 31, 2009 and
  2,148,000 shares issued and outstanding at December 31, 2008                      33                    21
Surplus                                                                         48,865                10,819
Retained earnings                                                               68,086                64,745
Accumulated other comprehensive income                                             413                (1,943)
-------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                   117,397                73,642
-------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $883,327              $628,967
-------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,                                           2009        2008        2007
----------------------------------------------------------------------------------------------------
Interest and fees on loans                                       $ 32,399    $ 26,218    $ 26,429
Interest and dividends on investments:
  U.S. Treasury securities and U.S. Agency obligations              3,306       3,947       3,731
  States & political subdivisions                                   4,395       3,380       2,944
  Other securities                                                     39         256         404
Interest on Federal funds sold                                          -          29         456
Interest on balances with banks                                        12          68         365
----------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                            40,151      33,898      34,329
----------------------------------------------------------------------------------------------------
Interest on time deposits of $100,000 or more                       1,726       1,451       2,010
Interest on other deposits                                          4,815       5,522       7,365
Interest on other borrowed funds                                    3,039       3,857       3,364
----------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                            9,580      10,830      12,739
----------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                              30,571      23,068      21,590
Provision for loan losses                                           2,260         861         657
----------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              28,311      22,207      20,933
----------------------------------------------------------------------------------------------------
Trust department income                                             1,392       1,474       1,535
Service charges on deposit accounts                                 1,939       1,477       1,014
Merchant transaction income                                         4,379       4,502       4,256
Brokerage fee income                                                  348         596         261
Other fee income                                                    1,392       1,279       1,211
Bank-owned life insurance                                             470         316         314
Other operating income                                                363         167          80
VISA mandatory share redemption                                         -       1,213           -
Impairment losses on investment securities                           (787)          -           -
Realized gains on securities, net                                     873          12          49
----------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                        10,369      11,036       8,720
----------------------------------------------------------------------------------------------------
Salaries and employee benefits                                     12,551      10,157       9,118
Expense of premises and equipment, net                              3,246       2,703       2,586
Merchant transaction expenses                                       3,085       3,403       3,358
Merger related costs                                                1,550           -           -
FDIC insurance assessments                                            968          59          49
Bank shares tax                                                     1,039         743         695
Outside services                                                      615         770         710
Director fees                                                         568         493         492
Other operating expenses                                            4,798       3,844       4,323
----------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSES                                      28,420      22,172      21,331
----------------------------------------------------------------------------------------------------
Income before income taxes                                         10,260      11,071       8,322
Applicable income taxes                                             1,888       2,458       1,624
----------------------------------------------------------------------------------------------------
  NET INCOME                                                     $  8,372    $  8,613    $  6,698
----------------------------------------------------------------------------------------------------
  EARNINGS PER SHARE                                             $   2.80    $   4.01    $   3.12
----------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
--------------------------------------------                                          ACCUMULATED
                                                                                         OTHER             TOTAL
                                                    COMMON               RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                     STOCK    SURPLUS    EARNINGS        INCOME           EQUITY
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                         $  21      $ 10,819   $ 56,393      $  (662)          $ 66,571

Comprehensive income:
  Net income, 2007                                     -             -      6,698            -              6,698
  Other comprehensive income, net of tax
   Unrealized losses on securities,
    net of reclassification adjustment                 -             -          -          (57)               (57)
   Unrealized losses on employee benefit plans, net    -             -          -         (103)              (103)
                                                                                       --------          ---------
  Other comprehensive income                                                              (160)              (160)
                                                                                                         ---------
Comprehensive income                                                                                        6,538
Cash dividends declared ($1.58 per share)              -             -     (3,394)           -             (3,394)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                            21        10,819     59,697                          69,715

Comprehensive income:
  Net income, 2008                                     -             -      8,613            -              8,613
  Other comprehensive income, net of tax
   Unrealized losses on securities,
    net of reclassification adjustment                 -             -          -         (728)              (728)
   Unrealized losses on employee benefit plans, net    -             -          -         (393)              (393)
                                                                                       --------          ---------
  Other comprehensive income                                                            (1,121)            (1,121)
                                                                                                         ---------
Comprehensive income                                                                                        7,492

Cash dividends declared ($1.66 per share)              -             -     (3,565)           -             (3,565)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2008                            21        10,819     64,745       (1,943)            73,642

Fair value of consideration exchanged in merger       12        38,046          -            -             38,058

Comprehensive income:
  Net income, 2009                                     -             -      8,372            -              8,372
  Other comprehensive income, net of tax
   Unrealized gains on securities,
    net of reclassification adjustment                 -             -          -        2,069              2,069
   Unrealized gains on employee benefit plans, net     -             -          -          287                287
                                                                                       --------          ---------
  Other comprehensive income                                                             2,356              2,356
                                                                                                         ---------
Comprehensive income                                                                                       10,728

Cash dividends declared ($1.68 per share)              -             -     (5,031)                         (5,031)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2009                         $  33      $ 48,865   $ 68,086      $  413            $117,397
-------------------------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                  2009        2008        2007
--------------------------------------------------------------------------------------------------------
Net income                                                             $  8,372    $  8,613    $  6,698
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                             997         795         861
   Provision for loan losses                                              2,260         861         657
   Deferred income tax provision (benefit)                                  (60)        244        (344)
   Amortization of securities (net of accretion)                            486         317         366
   Accretion of purchase accounting fair value adjustment
     (net of amortization)                                               (1,075)          -           -
   Gain on VISA mandatory share redemption                                    -      (1,213)          -
   Increase in cash surrender value of life insurance                      (469)       (316)       (314)
   Other-than-temporary impairment loss                                     787           -           -
   Net realized gains on securities                                        (873)        (12)        (49)
   Loss (gain) on other real estate                                          25         (69)        (19)
   Decrease in interest receivable                                          206          40          74
   Increase in other assets                                                (122)        (350)        (36)
   Decrease in income taxes payable                                        (469)       (565)        (14)
   (Decrease) increase in interest payable                                 (140)       (380)         26
   Increase (decrease) in other liabilities                                 493        (484)         82
--------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             10,538       7,481       7,988
--------------------------------------------------------------------------------------------------------
Purchase of investment securities available-for-sale                    (63,292)    (51,389)    (21,412)
Proceeds from sales and maturities of investment
  securities available-for-sale                                          34,792      24,976      21,962
Proceeds from repayments of investment
  securities available-for-sale                                           3,891       7,603      13,779
Proceeds from repayments of investment
  securities to be held-to-maturity                                      15,438       5,369       5,899
Proceeds from VISA mandatory share redemption                                 -       1,213           -
Net loans originated                                                     (4,626)    (36,817)    (34,950)
Proceeds from other real estate                                             538          91          95
Investment in premises and equipment                                     (1,426)     (1,863)       (713)
Net cash paid in merger                                                 (12,645)          -           -
--------------------------------------------------------------------------------------------------------
   NET CASH USED BY INVESTING ACTIVITIES                                (27,330)    (50,817)    (15,340)
--------------------------------------------------------------------------------------------------------
Net increase in demand and savings deposits                              38,274       2,426      17,781
Net proceeds (payments) on time deposits                                  4,955       5,766     (15,048)
(Decrease) increase in repurchase agreements                            (10,987)      8,663       7,051
Net (decrease) increase in short-term borrowings                         (1,774)     11,003       7,715
Increase in long-term borrowings                                          8,000      27,000           -
Payments on long-term borrowings                                        (12,626)    (10,246)     (9,887)
Cash dividends paid                                                      (5,031)     (3,565)     (3,394)
--------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                             20,811      41,047       4,218
--------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                   4,019      (2,289)    (3,134)
Cash and cash equivalents at January 1                                    9,355      11,644      14,778
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                               $ 13,374    $  9,355    $ 11,644
--------------------------------------------------------------------------------------------------------

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

The Company operates twelve banking offices under a state bank charter and provides full banking services, including trust services, to individual and corporate customers primarily in Northeastern Pennsylvania. The Company's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

The Company's revenues are attributable to a single reportable segment; therefore segment information is not presented.

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

Effective April 1, 2009, Old Forge Bank (OFB) merged into the Company. The merger was accounted for as a purchase with the assets and liabilities of OFB recorded at fair value. The operations of OFB prior to April 1, 2009 are not included in the accompanying consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level III). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level II) and significant unobservable inputs (Level III). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level III reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company's results of operations, cash flows or financial positions.

In October 2009, the FASB issued new guidance related to the revenue recognition in situations with multiple-element arrangements. The new guidance requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. The accounting guidance will be applied prospectively and will become effective for annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements.

In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value in the absence of observable market information. The guidance was effective for the first reporting period, including interim periods, beginning after August 28, 2009.

The adoption of this guidance did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification") for financial statements issued for annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company's disclosures, including these Notes to the Consolidated Financial Statements.

The Codification does not affect the Company's consolidated financial position, cash flows, or results of operations.

In May 2009, the FASB issued guidance establishing standards for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance was effective for interim and annual reporting periods ending after June 15, 2009.

Since the new standards only required additional disclosures, the adoption did not impact the Company's consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing "intent and ability" indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). The standards were effective for interim and annual periods ending after June 15, 2009.

The adoption of these standards did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. In addition, the guidance also required disclosure of the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. The guidance was effective for interim and annual periods ending after June 15, 2009.

The adoption of this guidance did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued guidance on employers' disclosures about plan assets of a defined benefit pension or postretirement plan. The guidance requires more detailed disclosures including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets.

The guidance also requires, for fair value measurements using significant unobservable inputs (Level III), disclosure of the effect of the measurement on changes in plan assets for the period. The disclosures about plan assets required by the guidance must be provided for fiscal years ending after December 15, 2009.

Since the guidance only required additional disclosures, the adoption did not impact the Company's consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued new standards which required companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The new standard was effective for fiscal years beginning on or after December 15, 2008.

Since the new standards only required additional disclosure, the adoption did not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance for business combinations and non-controlling interests. The new standards change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The changes also impact the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The new standards were effective for fiscal years beginning on or after December 15, 2008.

The adoption of these standards did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2009, 2008 and 2007, amounted to $409, $603 and $612, respectively.

INCOME TAXES

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) as well as deferred taxes on temporary differences, between the amount of taxable income and pre-tax financial income and between the tax bases of assets and liabilities and their reported amounts in the Financial Statements. Deferred tax assets and liabilities are included in the Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2006.

PENSION AND POSTRETIREMENT BENEFITS EXPENSE

The Company sponsors various pension plans covering substantially all employees. The Company also provides post-retirement benefit plans other than pensions, consisting principally of life insurance benefits, to eligible retirees. The liabilities and annual income or expense of the Company's pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices.

STOCK APPRECIATION RIGHTS EXPENSE

The compensation expense recognized for the Company's stock appreciation rights
(SARs) is recorded over the vesting period (five years). The fair value of the SARs are estimated using a Black-Scholes option-pricing model.

CASH FLOWS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, due from banks, interest bearing balances with banks and Federal funds sold for a one-day period.

The Company paid interest and income taxes during the years ended December 31, 2009, 2008 and 2007 as follows:

                            2009          2008           2007
---------------------------------------------------------------
Income taxes paid        $ 1,699        $ 2,836        $ 1,730
Interest paid            $ 9,389        $11,210        $12,713

Non-cash transactions during the years ended December 31, 2009, 2008 and 2007, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $927, $22 and $76, respectively.

LONG-LIVED ASSETS

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable.

TRUST ASSETS AND INCOME

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Financial Statements since such items are not assets of the Company. Trust income is reported on the accrual basis of accounting.

EARNINGS PER SHARE

Basic earnings per share is computed on the weighted average number of common shares outstanding. For the years ended December 31, 2009, 2008 and 2007, the weighted average number of common shares outstanding was 2,994,059, 2,148,000, and 2,148,000, respectively. A calculation of diluted earnings per share is not applicable to the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:


December 31,                              2009        2008
-----------------------------------------------------------
Cash items in process of collection     $ 4,928     $ 3,026
Non-interest bearing balances               481         735
Cash on hand                              5,691       3,485
-----------------------------------------------------------
    Total                               $11,100     $7,246
-----------------------------------------------------------

The Company may, from time to time, maintain bank balances with other financial institutions in excess of FDIC limitations. Management is not aware of any evidence that would indicate that such deposits are at risk.

NOTE 3 -- INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2009 and 2008 are as follows:

                               AVAILABLE-FOR-SALE

                                                Gross         Gross
                                   Amortized  Unrealized    Unrealized     Fair
2009                                  Cost      Gains         Losses       Value
-------------------------------------------------------------------------------------
U.S. Agency securities             $ 54,165    $   595       $     65     $ 54,695
Mortgage-backed securities           16,999        568              -       17,567
States & political subdivisions      74,060      1,784            411       75,433
-------------------------------------------------------------------------------------
   Total Debt Securities            145,224      2,947            476      147,695
Equity securities                     6,780      1,006              -        7,786
-------------------------------------------------------------------------------------
   Total Available-for-Sale        $152,004    $ 3,953       $    476     $155,481
-------------------------------------------------------------------------------------

                                                                             39


                                                Gross         Gross
                                   Amortized  Unrealized    Unrealized     Fair
2008                                  Cost      Gains         Losses       Value
-------------------------------------------------------------------------------------
U.S. Agency securities             $ 25,221    $   919       $      -     $ 26,140
Mortgage-backed securities           20,873        392             16       21,249
States & political subdivisions      41,726        514          1,460       40,780
-------------------------------------------------------------------------------------
   Total Debt Securities             87,820      1,825          1,476       88,169
Equity securities                     6,835        623            631        6,827
-------------------------------------------------------------------------------------
   Total Available-for-Sale        $ 94,655    $ 2,448       $  2,107     $ 94,996
-------------------------------------------------------------------------------------

                                HELD-TO-MATURITY


                                                Gross         Gross
                                   Amortized  Unrealized    Unrealized     Fair
2009                                  Cost      Gains         Losses       Value
-------------------------------------------------------------------------------------
Mortgage-backed securities         $ 23,700    $  1,281      $      -     $ 24,981
States & political subdivisions      23,151         922             -       24,073
-------------------------------------------------------------------------------------
   Total Held-to-Maturity          $ 46,851    $  2,203     $       -     $ 49,054
-------------------------------------------------------------------------------------

                                HELD-TO-MATURITY


                                                Gross         Gross
                                   Amortized  Unrealized    Unrealized     Fair
2008                                  Cost      Gains         Losses       Value
-------------------------------------------------------------------------------------
Mortgage-backed securities         $ 33,254    $    661      $      2     $ 33,913
States & political subdivisions      29,230       1,558            23       30,765
-------------------------------------------------------------------------------------
   Total Held-to-Maturity          $ 62,484    $  2,219      $     25     $ 64,678
-------------------------------------------------------------------------------------

Equity securities at December 31, 2009 and 2008 consisted primarily of other financial institutions' stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of December 31, 2009.

A summary of transactions involving available-for-sale debt securities in 2009, 2008 and 2007 are as follows:


December 31,                    2009        2008         2007
----------------------------------------------------------------
Proceeds from sales          $ 25,568     $ 11,798     $      -
Gross realized gains            1,029           11            -
Gross realized losses             142            -            -

Investment securities with amortized costs and fair values of $141,193 and $145,554, respectively, at December 31, 2009 and $125,804 and $128,573,
respectively, at December 31, 2008, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2009 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


December 31, 2009                        Available-for-Sale              Held-to-Maturity
----------------------------------------------------------------------------------------------
                                       Amortized        Fair        Amortized        Fair
                                          Cost          Value          Cost          Value
----------------------------------------------------------------------------------------------
Due in one year or less:
    U.S. Agency securities              $ 11,154      $ 11,355       $     -         $    -
    States & political subdivisions           45            45             -              -
After one year through five years:
    U.S. Agency securities                42,008        42,335             -              -
    States & political subdivisions          320           330             -              -
After five year through ten years:
    U.S. Agency securities                 1,003         1,005             -              -
    States & political subdivisions        1,468         1,580        10,705         11,180
After ten years:
    States & political subdivisions       72,227        73,478        12,446         12,893
----------------------------------------------------------------------------------------------
    Subtotal                             128,225       130,128        23,151         24,073
Mortgage-backed securities                16,999        17,567        23,700         24,981
----------------------------------------------------------------------------------------------
    Total Debt Securities               $145,224      $147,695      $ 46,851        $49,054
----------------------------------------------------------------------------------------------

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 are as follows:


                                 Less than twelve months        Twelve months or more                Totals
                                 -----------------------        ---------------------        ---------------------
                                  Fair       Unrealized          Fair     Unrealized          Fair     Unrealized
December 31, 2009                 Value        Losses            Value      Losses            Value      Losses
------------------------------------------------------------------------------------------------------------------
U.S. Agency securities            $14,259     $   65             $     -    $    -            $14,259   $   65
States & political subdivisions     9,212        383               3,817        28             13,029      411
------------------------------------------------------------------------------------------------------------------
   Total                          $23,471     $  448             $ 3,817    $   28            $27,288   $  476
------------------------------------------------------------------------------------------------------------------


                                 Less than twelve months        Twelve months or more                Totals
                                 -----------------------        ---------------------        ---------------------
                                  Fair       Unrealized          Fair     Unrealized          Fair     Unrealized
December 31, 2008                 Value        Losses            Value      Losses            Value      Losses
------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities        $     -     $     -            $ 5,351    $   18            $ 5,351   $   18
States & political subdivisions    21,569       1,247              1,409       236             22,978    1,483
Equities                               37          15                395       616                432      631
------------------------------------------------------------------------------------------------------------------
   Total                           21,606       1,262              7,155    $  870             28,761    2,132
------------------------------------------------------------------------------------------------------------------

The table at December 31, 2009, includes fourteen (14) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2008, includes forty-two (42) securities that have unrealized losses for less than twelve months and twenty (20) securities that have been in an unrealized loss position for twelve or more months.

In 2009, the Company recorded an other-than-temporary impairment charge of $787 related to the Company's equity investment portfolio containing stock of financial institutions. Prior to this impairment charge, the decline in value of the securities was recorded as unrealized losses on securities available-for-sale and reflected as a reduction in stockholders' equity through other comprehensive income.

U.S. AGENCY SECURITIES

The unrealized losses on the Company's investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

STATES AND POLITICAL SUBDIVISIONS

The unrealized losses on the Company's investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

NOTE 4 -- LOANS

Major classifications of loans are as follows:


December 31,                                              2009        2008
-------------------------------------------------------------------------------
Loans secured by real estate:
   Construction and land development                   $ 32,910     $ 21,949
   Secured by 1-4 family residential properties:
   Revolving, open-end loans                             31,674       28,738
   Secured by first liens                               240,615      200,920
   Secured by junior liens                               21,840       23,107
   Secured by multi-family properties                     3,969        3,795
   Secured by non-farm, non-residential properties      171,995       98,968
Commercial and industrial loans to U.S. addressees       30,743       27,793
Loans to individuals for household, family
   and other personal expenditures:
   Credit card and related plans                          3,365        3,272
   Other (installment and student loans, etc.)           56,426       25,009
Obligations of states & political subdivisions            6,873        4,471
All other loans                                           3,562        3,126
-------------------------------------------------------------------------------
   Gross Loans                                          603,972      441,148
Less: Unearned income on loans                                2            -
-------------------------------------------------------------------------------
   Loans, Net of Unearned Income                       $603,970     $441,148
-------------------------------------------------------------------------------

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,339, $1,454 and $1,610 at December 31, 2009, 2008 and 2007, respectively.
If interest on those loans had been accrued, such income would have been $365, $192 and $153 for 2009, 2008 and 2007, respectively. Interest income on those loans, which is recorded only when received, amounted to $52, $29 and $17 for 2009, 2008 and 2007, respectively. Also, at December 31, 2009 and 2008, the Bank had loans totaling $1,697 and $1,153, respectively, which were past due 90 days or more and still accruing interest.

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company's lending is primarily residential and commercial secured mortgage loans, in Northeastern Pennsylvania, based upon conservative underwriting standards.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:


Years Ended December 31,                   2009     2008     2007
-------------------------------------------------------------------
Balance at beginning of year             $ 5,275  $ 4,700  $ 4,200
Provision charged to operations            2,260      861      657
Recoveries credited to allowance              65       31        8
--------------------------------------------------------------------
                                           7,600    5,592    4,865
Losses charged to allowance               (1,300)    (317)    (165)
--------------------------------------------------------------------
    Balance at End of Year               $ 6,300  $ 5,275  $ 4,700
--------------------------------------------------------------------

A comparison of the provision for loan losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:


Years Ended December 31,        Book Provision        Tax Deduction
------------------------        --------------        -------------
         2009                      $ 2,260               $ 1,178
         2008                      $   861               $   286
         2007                      $   657               $   157

The balance of the Reserve for Bad Debts as reported for Federal income tax purposes was $514, $0 and $0 at December 31, 2009, 2008 and 2007, respectively.

NOTE 6 --LOAN SERVICING

The Company services $54,497 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $496 and $586, at December 31, 2009 and 2008, respectively. The balance of the servicing rights was $163 and $41 at December 31, 2009 and 2008, respectively, net of amortization.

The Company has recorded new mortgage servicing rights of $169 and $9 at December 31, 2009 and 2008, respectively. Amortization expense of $47 and $59 was recorded for the years ended December 31, 2009 and 2008, respectively.

There was no allowance for impairment recorded at December 31, 2009 or 2008.

NOTE 7 -- BANK PREMISES AND EQUIPMENT


December 31,                           2009       2008
-------------------------------------------------------
Land                                 $ 3,471    $ 3,117
Buildings and improvements            17,667     15,970
Furniture and equipment               16,300     15,350
                                      37,438     34,437
Less: Accumulated depreciation        25,042     24,046
-------------------------------------------------------
  Net Bank Premises and Equipment    $12,396    $10,391
-------------------------------------------------------

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $997 in 2009, $795 in 2008 and $861 in 2007.

Occupancy expenses were reduced by rental income received in the amount of $196, $154 and $64 in the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8 -- OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned, which includes real estate sales contracts, was $528 and $0 as of December 31, 2009 and 2008, respectively.

NOTE 9 -- INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:


                                                Equity in
                Percent                         underlying                           Bank's
              of voting         Total          net assets at       Amount      proportionate
                stock         investment         balance            of        part of loss for
Year            owned          and loan        sheet date        dividends       the period
-------------------------------------------------------------------------------------------------
2009            100%          $ 3,250           $ 3,234           None           $     -
2008            100%          $ 3,250           $ 3,235           None           $     -
2007            100%          $ 3,250           $ 3,235           None           $     -

NOTE 10 -- GOODWILL

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of Goodwill impairment. Changes in economic and operating conditions, as well as other factors, could result in Goodwill impairment in future periods. Management has determined that the carrying value of Goodwill is not impaired at December 31, 2009.

NOTE 11 -- CASH SURRENDER VALUE OF LIFE INSURANCE

The Company has purchased BOLI policies on certain officers. The value of such policies totaled $14,380 and $7,684 at December 31, 2009 and 2008, respectively.

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

NOTE 12 -- OTHER INTANGIBLE ASSETS

Intangible assets include the premium assigned to the core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

2010                    $  341
2011                       304
2012                       267
2013                       230
2014                       194
2015 and thereafter        415
------------------------------
    Total               $1,751
------------------------------

NOTE 13 -- DEPOSITS


December 31,                            2009        2008
----------------------------------------------------------
Demand - Non-interest bearing         $109,855    $ 72,456
Demand - Interest bearing               72,477      51,975
Savings                                110,994      74,907
Money markets                          146,189     115,811
Time - Over $100,000                    78,702      37,960
Time - Other                           127,217      71,616
----------------------------------------------------------
  Total                               $645,434    $424,725
----------------------------------------------------------

Scheduled maturities of time deposits are as follows:

2010                 $143,300
2011                   36,587
2012                   12,685
2013                    5,528
2014                    7,114
2015 and thereafter       705
--------------------------------
    Total            $205,919
--------------------------------

NOTE 14 -- OTHER BORROWED FUNDS

At December 31, 2009 and 2008, other borrowed funds consisted of demand notes to the U.S. Treasury, Federal Reserve Bank overnight borrowings, Federal Home Loan Bank overnight borrowings and repurchase agreements.

Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs and fair values of $27,256 and $28,546, respectively, at December 31, 2009 and $49,599 and $50,869, respectively, at December 31, 2008, were pledged to secure repurchase agreements.


Year Ended December 31,                                  2009        2008
--------------------------------------------------------------------------
Amount outstanding at year end                        $45,598     $53,359
Average interest rate at year end                        0.44%       0.68%
Maximum amount outstanding at any month end           $65,389     $53,359
Average amount outstanding                            $44,951     $43,421
Weighted average interest rate during the year
   Federal funds purchased                               0.48%       2.47%
   Federal Home Loan Bank borrowings                     0.51%          -
   Repurchase agreements                                 1.33%       2.48%
   Demand notes to U.S. Treasury                            -        2.60%

The Company has an available credit facility with the Federal Reserve Bank of Philadelphia in the amount of $36,625, secured by pledged securities with amortized costs and fair values of $36,678 and $37,699, respectively, at December 31, 2009 and $10,088 and $10,290, respectively, at December 31, 2008 and with interest rates of .50% at December 31, 2009 and .50% at December 31, 2008. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2009 and 2008.

The Company has a $11.2 million Borrower In Custody (BIC) line of credit with the Federal Reserve Bank of Philadelphia, secured by commercial loans with an outstanding principal of $22,559 and a collateral value of $11,171 at December 31, 2009. There was no outstanding balance as of December 31, 2009 and 2008.

The Company has the availability of a $5,000 overnight Federal funds line of credit with Wells Fargo. Also, the Company has a $19,000 overnight Federal Funds line with PNC Bank. There was no balance outstanding as of December 31, 2009 and 2008.

The Company maintains a collateralized maximum borrowing capacity of $316,075 with the Federal Home Loan Bank of Pittsburgh. There was a balance of $88,094 outstanding as of December 31, 2009, including $20,000 in short-term borrowings.

NOTE 15 -- LONG-TERM DEBT

The loans from the Federal Home Loan Bank of Pittsburgh, which were borrowed to purchase mortgage-backed securities, are secured by a general collateral pledge of the Company's assets.


A summary of long-term debt, including amortizing principal            Aggregate maturities of long-term debt at
and interest payments, at December 31, 2009 is as follows:             December 31, 2009 are as follows:

Monthly Installment    Fixed Rate     Maturity Date     Balance        December 31,                Principal
---------------------------------------------------------------        --------------------------------------
Amortizing Loans
$ 253                    3.22%           03/15/10       $   755           2010                     $12,059
   29                    1.84%           08/28/12           892           2011                      10,615
   90                    3.10%           02/28/13         3,256           2012                      10,823
  430                    3.74%           03/13/13        15,770           2013                      11,094
   16                    2.66%           08/28/14           937           2014                       4,670
   67                    3.44%           03/02/15         3,804           Thereafter                18,833
                                                                                                   -------
   13                    3.48%           03/31/15           772                                    $68,094
                                                                                                   -------
   10                    3.83%           04/02/18           859
  186                    4.69%           03/13/23        22,049
---------------------------------------------------------------
     Total amortizing                                    49,094
---------------------------------------------------------------
Non-amortizing loans
                         2.61%          03/01/10          1,000
                         1.71%          03/02/10          1,000
                         2.61%          08/30/10          1,000
                         2.88%          02/28/11          2,000
                         3.27%          02/29/12          2,000
                         3.49%          02/28/13          7,000
                         2.89%          11/28/14          2,000
                         3.32%          11/27/15          3,000
---------------------------------------------------------------
     Total non-amortizing                                19,000
---------------------------------------------------------------
     Total long term-debt                              $68,094
---------------------------------------------------------------

The Company has agreed to maintain sufficient qualifying collateral to fully secure the above borrowings.

NOTE 16 -- BENEFIT PLANS

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

At December 31, 2009 and 2008, the ESOP held 70,604 and 67,754 shares, respectively, of the Company's stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company's stock. The Company contributed $90, $0 and $70 to the ESOP plan during the years ended December 31, 2009, 2008 and 2007, respectively.

Under the Retirement Profit Sharing Plan, amounts approved by the Board of Directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. The Company contributed $70 to the plan during the years ended December 31, 2007. Effective July 1, 2008, the Retirement Profit Sharing Plan became a 401(k) Deferred Compensation and Profit Sharing Plan for eligible employees. Eligible employees may elect deferrals of up to the maximum amounts permitted by law. The Bank's contributions included a Safe Harbor contribution of $290 and $202, during the years ended December 31, 2009 and 2008, respectively, and a discretionary match of $204 and $119 during the years ended December 31, 2009 and 2008, respectively, equal to one-half of employee deferrals, up to a maximum match of 3%. In 2008, the Company also provided a benefit of $356, allocated to fifty employees who were negatively impacted by the Employees' Pension Plan freeze in the second quarter of 2008. A portion of this benefit was rolled into the 401(k) plan and the balance used to fund individual Supplemental Employee Retirement Plans (SERP) for the impacted employees.

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

The Company granted 10,000 SAR's to an executive on January 3, 2006 at a strike price of $43.00 per share. The Company also granted 8,500 SAR's to an executive on February 29, 2008 at a strike price of $37.50 per share. All rights vest on a straight-line basis over a five year period and are expected to be settled in cash when exercised. The Company calculates the value of the vested rights using the Black-Scholes method and has recorded an expense of $13 in 2009 and $14 in 2008.

Under the 2008 Long-Term Incentive Plan (the "2008" Plan"), the Compensation Committee of the Board of Directors has broad authority with respect to awards granted under the 2008 plan, including, without limitation, the authority to:

|X| Designate the individuals eligible to receive awards under the 2008 plan.

|X| Determine the size, type and date of grant for individual awards, provided that awards approved by the Committee are not effective unless and until ratified by the Board of Directors.

|X| Interpret the 2008 plan and award agreements issued with respect to individual participants.

Persons eligible to receive awards under the 2008 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries, except that incentive stock option may be granted only to individuals who are employees on the date of grant.

The total number of shares of the Company's common stock available for grant awards under the 2008 plan shall not exceed in the aggregate five percent of the outstanding shares of the Company's common stock as of February 15, 2008, or 107,400 shares of the Company's common stock.

The 2008 plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There was an award of $75 made during 2009 under this 2008 plan.

Obligations and funded status of the plans:


                                               Pension Benefits                Other Benefits
                                               ----------------                --------------
December 31,                                2009             2008           2009           2008
------------------------------------------------------------------        -----------------------
Change in benefit obligation:
  Benefit obligation, beginning           $11,782          $13,558         $   327      $   292
  Service cost                                  -              209               5            5
  Interest cost                               701              752              19           18
  Amendments                                    -           (1,969               -            -
  Change in assumptions                        24             (159              22           30
  Actuarial (gain) loss                       244                -               -            -
  Benefits paid                              (614)            (609)            (19)         (18)
------------------------------------------------------------------        -----------------------
  Benefit obligation, ending               12,137           11,782             354          327
------------------------------------------------------------------        -----------------------
Change in plan assets:
  Fair value of plan assets, beginning      9,971           12,255               -            -
  Actual return on plan assets              1,328           (1,775               -            -
  Employer contribution                         -              100               -            -
  Benefits paid                              (614)            (609)              -            -
------------------------------------------------------------------        -----------------------
  Fair value of plan assets, ending        10,685            9,971               -            -
------------------------------------------------------------------        -----------------------

Funded status at end of year              $(1,452)         $(1,811)        $  (354)     $  (327)
------------------------------------------------------------------        -----------------------

Amounts recognized in the balance sheet consist of:


                                               Pension Benefits                Other Benefits
                                               ----------------                --------------
December 31,                                2009             2008           2009           2008
------------------------------------------------------------------        -----------------------
Non Current Assets                        $   494          $   616         $     -      $     -
Non Current Liabilities                   $ 1,452          $ 1,811         $   354      $   327

Amounts recognized in the accumulated other comprehensive income consist of:


                                               Pension Benefits                Other Benefits
                                               ----------------                --------------
December 31,                                2009             2008           2009           2008
------------------------------------------------------------------        -----------------------
Prior service costs                       $     -          $     -         $    20      $    20
Net actuarial loss (gain)                   2,845            3,280             (16)         (16)
Deferred taxes                               (967)          (1,115)             (1)          (1)
------------------------------------------------------------------        -----------------------
  Net amount recognized                   $ 1,878          $ 2,165         $     3      $     3
------------------------------------------------------------------        -----------------------

The accumulated benefit obligation for all defined benefit pension plans was $12,137 and $11,782 at December 31, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:


                                       Pension Benefits
                                       -----------------
                                      2009          2008
----------------------------------------------------------
Projected benefit obligation          $  4          $  4
Accumulated benefit obligation           4             4
Fair value of plan assets                -             -

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

                                                                     Pension Benefits
                                                                     ----------------
Years Ended December 31,                                        2009        2008        2007
----------------------------------------------------------------------------------------------
Components of net periodic pension cost:
  Service cost                                                 $     -     $   209     $   438
  Interest cost                                                    701         752         738
  Expected return on plan assets                                  (819)       (985)       (962)
  Amortization of prior service cost                                 -           -           1
  Amortization of unrecognized net loss                            194          86          141
  Curtailment loss                                                   -          30           -
----------------------------------------------------------------------------------------------
   Net periodic pension cost                                   $    76     $    92     $   356
----------------------------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net (gain) loss                                                   (435)        624         175
Prior service cost                                                   -         (52)          -
Deferred tax                                                       148        (194)        (60)
----------------------------------------------------------------------------------------------
   Total recognized in other comprehensive income                 (287)        378         115
----------------------------------------------------------------------------------------------
Total recognized in net period pension
   cost and other comprehensive income                         $  (211)    $   470     $   471
----------------------------------------------------------------------------------------------

                                                                      Other Benefits
                                                                      --------------
Years Ended December 31,                                        2008        2008        2007
----------------------------------------------------------------------------------------------
Components of net periodic pension cost:
  Service Cost                                                 $     5     $     5     $     5
  Interest Cost                                                     19          18          18
  Amortization of prior service cost                                 7           7           7
  Amortization of unrecognized net gain                              -           -           -
----------------------------------------------------------------------------------------------
   Net periodic other benefit cost                                  31          30          30
----------------------------------------------------------------------------------------------

Other changes in plan assets and benefit obligations recognized in other comprehensive income:


Net loss (gain)                                                     21          29         (11)
Prior service cost                                                  (7)         (7)         (7)
Deferred tax                                                        (5)         (7)          6
----------------------------------------------------------------------------------------------
   Total recognized in other comprehensive income                    9          15         (12)
----------------------------------------------------------------------------------------------
Total recognized in net period pension
   cost and other comprehensive income                         $    40    $     45    $     18
----------------------------------------------------------------------------------------------

                                                                             50

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $56. There is no estimated amortization of net loss for the defined benefit postretirement plan that will be amortized from accumulated other comprehensive income over the next fiscal year.

Weighted-average assumptions used to determine benefit obligations were as follows:


                                       Pension Benefits        Other Benefits
                                       ----------------        --------------
December 31,                            2009      2008          2009    2008
-----------------------------------------------------------------------------
Discount rate                           6.00%     6.00%         5.75%   6.00%
Expected long-term return
 on plan assets                         8.50%     8.50%            -        -
Rate of compensation increase              -      3.50%         3.50%   3.50%

The expected long-term return on plan assets was determined using average historical returns of the Company's plan assets.

The Company's pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:


Plan Assets at December 31,
---------------------------
                                 2009        2008
--------------------------------------------------
Asset Category
--------------
Equity securities                50.3%       45.3%
Corporate bonds                  28.9        30.8
U.S. Government securities       18.7        21.6
Cash and cash equivalents         2.1         2.3
--------------------------------------------------
                                100.0%      100.0%
--------------------------------------------------

                                                                             51

Fair Value Measurement at December 31, 2009


                                                         Quoted Prices
                                                           in Active          Significant     Significant
                                                          Markets for         Observable      Observable
                                                        Identical Assets        Inputs          Inputs
Asset Category                      Total                  (Level I)          (Level II)      (Level III)
---------------------------------------------------------------------------------------------------------
Cash                                $   219                 $   219            $      -        $      -
Equity securities:
    U.S. large cap                    5,019                   5,019                   -               -
    International                       355                     355                   -               -
Fixed income securities:
    U.S. Treasuries                     783                      -                  783               -
    U.S. Government Agencies          1,220                      -                1,220               -
    Corporate bonds                   3,089                      -                3,089               -
---------------------------------------------------------------------------------------------------------
Total                                10,685                  5,593                5,092               -
---------------------------------------------------------------------------------------------------------

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

There is no Company stock included in equity securities at December 31, 2009 or 2008.

Contributions
-------------

The Company does not expect to contribute to the Employees' Pension Plan in 2010 due to the curtailment of the Plan in June 2008. The Company expects to contribute $35 to its Postretirement Life Insurance Plan in 2010.

Estimated Future Benefit Payments
---------------------------------

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:




              Pension Benefits      Other Benefits
              ----------------      --------------
2010            $   616                 $  18
2011                620                    18
2012                631                    18
2013                689                    19
2014                711                    20
2015-2019         3,976                   111

NOTE 17 -- INCOME TAXES

The total income taxes in the Statements of Income are as follows:


Years Ended December 31,                2009        2008        2007
----------------------------------------------------------------------
Currently payable                     $  1,828    $  2,214   $  1,968
Deferred provision (benefit)                60         244       (344)
----------------------------------------------------------------------
  Total                               $  1,888    $  2,458   $  1,624
----------------------------------------------------------------------

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:


Years Ended December 31,                2009        2008        2007
----------------------------------------------------------------------
Tax at statutory rate                  $  3,488   $  3,764   $  2,829
Reduction for non-taxable interest       (1,855)    (1,409)    (1,301)
Disallowed merger costs                     146          -          -
Other additions                             109        103         96
----------------------------------------------------------------------
  Applicable Income Taxes              $  1,888   $  2,458   $  1,624
----------------------------------------------------------------------

The components of the deferred income tax (benefit) provision, which result from temporary differences, are as follows:


Years Ended December 31,                2009        2008        2007
----------------------------------------------------------------------
Accretion of discount on bonds        $     (42)  $    (6)   $     18
Accelerated depreciation                    355       316          21
Supplemental benefit plans                   (8)      (46)          -
Allowance for loan losses                  (368)     (196)       (192)
Purchase accounting accretion, net          390         -           -
Other-than-temporary impariment loss       (267)        -           -
Prepaid pension cost                          -         7         (22)
Accrued liabilities                           -       169        (169)
----------------------------------------------------------------------
  Total                               $      60   $   244    $   (344)
----------------------------------------------------------------------

The significant components of deferred tax assets and liabilities are as follows:


December 31,                                    2009       2008
----------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                  $  1,967   $  1,794
  Accrued pension costs                           494        616
  Accrued supplemental benefit plans               54         46
  Purchase accounting                           1,627          -
  Other-than-temporary impairment loss            267          -
  AMT                                              79          -
  Post retirement losses                            2          1
----------------------------------------------------------------
   Total Deferred Tax Assets                    4,490     2,457
----------------------------------------------------------------
Deferred tax liabilities:
  Unrealized securities gains                   1,183       116
  Accumulated accretion                            10        52
  Accumulated depreciation                        490        28
----------------------------------------------------------------
    Total Deferred Tax Liabilities              1,683       196
----------------------------------------------------------------
    Net Deferred Tax Assets                  $  2,807  $  2,261
----------------------------------------------------------------

In management's opinion, the deferred tax assets are realizable in as much as there is a history of strong earnings and a carryback potential greater than the deferred tax assets. Management is not aware of any evidence that would preclude the realization of the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

NOTE 18 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was $413, ($1,943) and ($822) at December 31, 2009, 2008 and 2007, respectively.

OTHER COMPREHENSIVE INCOME

Other comprehensive income (comprehensive income, excluding net income), beginning with the 2007 period, includes two components, the change in unrealized holding gains and losses on available for sale securities and the change in the unfunded pension liability. The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Changes in Stockholders' Equity.

A reconciliation of other comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows:


                                                                            Tax
                                                         Before-Tax       Benefit     Net-of-Tax
2009                                                       Amount        (Expense)      Amount
------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities:
  Unrealized gains arising during the year                $  3,221       $ (1,096)     $  2,125
   Less:  Reclassification adjustment for gains
            realized in income                                 873           (297)          576
          Recognition of other-than-temporary
            impairment losses                                 (787)           267          (520)
                                                          --------------------------------------
   Net unrealized gains                                      3,135         (1,066)        2,069
Change in funded status of employee benefit plans              435           (148)          287
------------------------------------------------------------------------------------------------
  Other Comprehensive Income                              $  3,570       $ (1,214)     $  2,356
------------------------------------------------------------------------------------------------


                                                                            Tax
                                                         Before-Tax       Benefit     Net-of-Tax
2008                                                       Amount        (Expense)      Amount
------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the year              $ (1,092)      $    371      $   (721)
   Less:  Reclassification adjustment for gains
            realized in income                                  12             (5)            7
------------------------------------------------------------------------------------------------
   Net unrealized losses                                    (1,104)           376          (728)
Change in funded status of employee benefit plans             (595)           202          (393)
------------------------------------------------------------------------------------------------
  Other Comprehensive Income                              $ (1,699)      $    578      $ (1,121)
------------------------------------------------------------------------------------------------


                                                                            Tax
                                                         Before-Tax       Benefit     Net-of-Tax
2007                                                       Amount        (Expense)      Amount
------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the year              $    (38)      $     13      $    (25)
   Less:  Reclassification adjustment for gains
            realized in income                                  49            (17)           32
------------------------------------------------------------------------------------------------
   Net unrealized losses                                       (87)            30           (57)
Change in funded status of employee benefit plans             (157)            54          (103)
------------------------------------------------------------------------------------------------
  Other Comprehensive Income                              $   (244)      $     84      $   (160)
------------------------------------------------------------------------------------------------

NOTE 19 -- COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008 are as follows:


                                     2009        2008
-------------------------------------------------------
Commitments to extend credit:
  Fixed rate                      $ 39,576     $ 26,396
  Variable rate                   $ 87,454     $ 92,935
Standby letters of credit         $ 16,091$    $ 11,173

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

NOTE 20 -- FAIR VALUE MEASUREMENTS

The following table sets forth the Company's financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level II- Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III- Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities' estimates and assumptions, which reflect those that market participants would use.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

A description of the valuation methodologies used for financial assets measured at fair value on a recurring basis, as well as the classification of the assets pursuant to the valuation hierarchy, are as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. See Note 3 - Investment Securities for additional information.

Assets and liabilities measured at fair value on a recurring basis are summarized below.


                                                 December 31, 2009
                                     -------------------------------------------
                                       Level I      Level II      Level III      Total
                                     -----------  ------------  -------------  ----------
Financial Assets:
  Securities available-for-sale       $ 7,786       $147,695       $     -      $155,481

During 2009, the Company recognized a $50 other-than-temporary impairment charge to an available-for-sale security that was in Level III at $50 during the year ended December 31, 2008.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Disclosure of non-financial assets and non-financial liabilities became effective January 1, 2009. Certain non-financial assets and non-financial liabilities, measured at fair value on a non-recurring basis, include foreclosed assets, goodwill and intangible assets.

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed below.

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management has performed its initial review of goodwill and other identifiable intangibles and concluded no impairment had occurred.

Other Real Estate Owned

Foreclosed real estate of $405 were adjusted to fair values with any impairment charge, included in earnings for the year. Foreclosed real estate, which are considered to be non-financial assets, have been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis are presented below:


                                                  Fair Value Measurement Using
                              ----------------------------------------------------------------------
                                Quoted Prices in      Significant      Significant       Balance
                               Active Markets for        Other
                                   Identical           Observable     Unobservable    December 31,
                               Assets/Liabilities        Inputs          Inputs           2009
                              ---------------------  ---------------  --------------  --------------
                                    Level I             Level II        Level III         Total
                              ---------------------  ---------------  --------------  --------------
ASSETS
Core deposit intangible            $     -                $     -        $ 1,751          $ 1,751
Goodwill                                 -                      -         26,398           26,398
Other real estate owned                  -                    405            123              528
                              ---------------------  ---------------  --------------  --------------
  Total non-financial assets             -                    405         28,272           28,677
                              ---------------------  ---------------  --------------  --------------

A reconciliation of items in Level III is as follows:


                                                           Non-Financial Assets
                                              ----------------------------------------------------------------
                                                   Core                        Real estate
                                                  deposit                       sold under
                                                intangible       Goodwill        contract         Total
                                              ----------------------------------------------------------------
Balance December 31, 2008                       $     -          $     -         $     -          $     -
Additions due to the Merger                       2,027           26,398             129           28,554
Amortization of core deposit intangible            (276)               -               -             (276)
Payments received on real estate sold                 -                -              (6)              (6)
                                              ----------------------------------------------------------------
  Balance December 31, 2009                     $ 1,751          $26,398         $   123          $28,272
                                              ----------------------------------------------------------------

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2009 and December 31, 2008 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Investment securities held-to-maturity

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

The carrying and fair values of certain financial instruments were as follows.


                                                   December 31, 2009         December 31, 2008
                                                ------------------------  ------------------------
                                                  Carrying       Fair       Carrying       Fair
                                                   Amount        Value       Amount        Value
                                                -----------   ----------  -----------   ----------
Cash and cash equivalents                        $ 13,374      $ 13,374    $  9,355      $  9,355
Investment securities available- for-sale         155,481       155,481      94,996        94,996
Investment securities held-to-maturity             46,851        49,054      62,484        64,678
Loans, net                                        597,670       606,814     435,873       441,369
Cash surrender value of life insurance             14,380        14,380       7,684         7,684
Demand deposits                                   439,515       439,515     315,149       315,149
Time deposits                                     205,919       208,205     109,576       110,661
Short-term borrowings                              45,598        45,598      53,359        53,359
Long-term borrowings                               68,094        69,853      72,720        75,415
Standby Letters of Credit                            (161)         (161)       (112)         (112)

NOTE 21 -- OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $87 in 2009, $85 in 2008 and $83 in 2007. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2009 are as follows:


                                       Mount      Meadow     ATM
                                       Pocono     Avenue     Sites     Total
----------------------------------------------------------------------------
2010                                   $  58      $   23     $   6     $  87
2011                                      25           8         6        39
2012                                       -           -         -         -
2013                                       -           -         -         -
2014 and beyond                            -           -         -         -
----------------------------------------------------------------------------
  Total minimum payments required      $  83      $   31    $   12     $ 126
----------------------------------------------------------------------------

NOTE 22 -- LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

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


Years Ended December 31,         2009        2008
----------------------------------------------------
Beginning Balance            $  10,016     $  9,703
Additions                        4,083        3,584
Reclassifications                  (20)           -
Collections                     (1,012)      (3,271)
-----------------------------------------------------
     Ending Balance          $  13,067     $  10,016
-----------------------------------------------------

In addition to the loan amounts shown above, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,802.

NOTE 23 -- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company's actual capital amounts and ratios. Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2009, the most recent notification from the Bank's regulators categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company's categorization by the FDIC.

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


                  ACTUAL                                                    REGULATORY REQUIREMENTS
--------------------------------------------                    --------------------------------------------
                                                                      For Capital               To Be
                                                                   Adequacy Purposes      "Well Capitalized"
As of December 31, 2009                        Amount  Ratio     Amount      Ratio       Amount     Ratio
------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
  PFSC (Company)                              $95,492  16.90% >  $45,198  >   8.0%  >   $56,497  > 10.0%
                                                              -           -         -            -
  PSB (Bank)                                  $92,077  16.31% >  $45,170  >   8.0%  >   $56,463  > 10.0%
                                                              -           -         -            -
Tier 1 Capital (to Risk Weighted Assets)
  PFSC (Company)                              $89,192  15.79% >  $22,599  >   4.0%  >   $33,898  >  6.0%
                                                              -           -         -            -
  PSB (Bank)                                  $85,777  15.19% >  $22,585  >   4.0%  >   $33,878  >  6.0%
                                                              -           -         -            -
Tier 1 Capital (to Average Assets)
  PFSC (Company)                              $89,192  11.48% >  $     *  >     *   >   $38,846  >  5.0%
                                                              -           -         -            -
  PSB (Bank)                                  $85,777  11.09% >  $     *  >     *   >   $38,658  >  5.0%
                                                              -           -         -            -

PFSC - *3.0% ($22,308), 4.0% ($31,077) or 5.0% ($38,846) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($23,195), 4.0% ($30,926) or 5.0% ($38,658) depending on the bank's
CAMELS Rating and other regulatory risk factors.


                  ACTUAL                                                    REGULATORY REQUIREMENTS
--------------------------------------------                    --------------------------------------------
                                                                      For Capital               To Be
                                                                   Adequacy Purposes      "Well Capitalized"
As of December 31, 2009                        Amount  Ratio     Amount      Ratio       Amount     Ratio
------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)
  PFSC (Company)                              $80,630  19.81% >  $32,570  >   8.0%  >   $40,712  > 10.0%
                                                              -           -         -            -
  PSB (Bank)                                  $77,275  19.03% >  $32,486  >   8.0%  >   $40,607  > 10.0%
                                                              -           -         -            -
Tier 1 Capital (to Risk Weighted Assets)
  PFSC (Company)                              $75,544  18.56% >  $16,285  >   4.0%  >   $24,427  >  6.0%
                                                              -           -         -            -
  PSB (Bank)                                  $72,197  17.78% >  $16,243  >   4.0%  >   $24,364  >  6.0%
                                                              -           -         -            -
Tier 1 Capital (to Average Assets)
  PFSC (Company)                              $75,544  12.26% >  $     *  >     *   >   $30,813  >  5.0%
                                                              -           -         -            -
  PSB (Bank)                                  $72,197  11.73% >  $     *  >     *   >   $30,765  >  5.0%
                                                              -           -         -            -

PFSC - *3.0% ($18,488), 4.0% ($24,651) or 5.0% ($30,813) depending on the bank's
CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($18,459), 4.0% ($24,612) or 5.0% ($30,765) depending on the bank's
CAMELS Rating and other regulatory risk factors.

NOTE 24 -- PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS


DECEMBER 31,                                    2009       2008
-------------------------------------------------------------------
Cash                                           $     16    $     16
Interest bearing balances with banks              2,240       2,085
-------------------------------------------------------------------
   Cash and Cash Equivalents                      2,256       2,101
Investment in bank subsidiary                   113,840      70,300
Equity investments                                1,352       1,239
Other assets                                         23           2
-------------------------------------------------------------------
TOTAL ASSETS                                   $117,471    $ 73,642
-------------------------------------------------------------------
TOTAL LIABILITIES                              $     74    $      -
TOTAL STOCKHOLDERS' EQUITY                      117,397      73,642
-------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $117,471    $ 73,642
-------------------------------------------------------------------

STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,                       2009        2008        2007
---------------------------------------------------------------------------
Dividends from bank subsidiary              $ 5,031     $ 3,565     $ 3,394
Dividends on investment securities               40          91          99
Interest on balances with banks                  11          19          40
Impairment losses on investment securities     (787)          -           -
Gain on sale of equities                          4           1          49
---------------------------------------------------------------------------
  Total income                                4,299       3,676       3,582
Other non-interest expense                       13          18          40
(Benefit) provision for income taxes           (294)         26          48
---------------------------------------------------------------------------
Net income before undistributed earnings
  of bank subsidiary                          4,580       3,632       3,494
Undistributed earnings of bank subsidiary     3,792       4,981       3,204
---------------------------------------------------------------------------
NET INCOME                                  $ 8,372     $ 8,613     $ 6,698
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                2009        2008        2007
------------------------------------------------------------------------------------
Operating Activities:
Net income                                            $  8,372   $  8,613   $  6,698
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Deferred income tax benefit                            (268)         -          -
   Gain on sale of equities                                 (4)        (1)       (49)
   Other-than-temporary impairment loss                    787          -          -
   Equity in undistributed net income of
     bank subsidiary                                    (3,792)    (4,981)    (3,204)
   Increase in other assets                                (23)         -          -
   (Decrease) increase in other liabilities                 (4)       (48)        23
------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             5,068      3,583      3,468
------------------------------------------------------------------------------------
Investing Activities:
Purchase of equity investments                               -          -     (1,055)
Proceeds from sales of equity securities                   118      1,158        351
Special dividend received from subsidiary               17,405          -          -
Cash paid in merger                                    (17,405)         -          -
------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        118      1,158       (704)
------------------------------------------------------------------------------------
Financing Activities:
Cash dividends paid                                     (5,031)    (3,565)    (3,394)
------------------------------------------------------------------------------------
   NET CASH USED BY FINANCING ACTIVITIES                (5,031)    (3,565)    (3,394)
------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash
     equivalents                                           155      1,176       (630)
Cash and cash equivalents at January 1                   2,101        925      1,555
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31              $  2,256   $  2,101   $    925
------------------------------------------------------------------------------------

NOTE 25 -- MERGER

An Agreement and Plan of Merger (the Agreement) by and between the Company, the Bank and Old Forge Bank, was entered into on December 5, 2008. The Agreement provided for, among other things, the Company to acquire 100% of the outstanding common shares of Old Forge Bank through a two-step merger transaction (the Merger). The Company consummated the acquisition of Old Forge Bank on April 1, 2009, at which time Old Forge Bank was merged with and into the Bank. Following the Merger, the Bank continues to operate as a banking subsidiary of the Company.

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

Old Forge Bank was an independent $215 million community bank, operating from three locations in Lackawanna and Luzerne Counties of Pennsylvania. As a result of the Merger, the Company is now an $883 million financial institution serving Northeastern Pennsylvania from 12 locations. Management of the Company believes that the combined entity is in a more favorable position to compete with local and regional banks in the marketplace.

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

                                                      April 1, 2009
                                                      -------------
Consideration
  Cash                                                  $  17,405
  Common Stock issued - 1,128,079 shares
   of the Company, net of issuance costs of $184           38,058
                                                      -------------
  Fair value of consideration transferred               $  55,463
                                                      =============

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

Acquisition-related costs recorded in the income
  statement of the acquirer for the year ended
  December 31, 2009.                                    $     1,550

Acquisition-related costs recorded as an offset to
  surplus of the acquirer as of December 31, 2009.      $       184

Recognized amounts of identifiable assets acquired and liabilities assumed on April 1, 2009 are:

  Cash                                                  $    4,760
  Investments                                               32,095
  Loans                                                    159,949
  Property and equipment                                     1,576
  Core Deposit Intangible                                    2,027
  All other assets                                          12,193
                                                       -----------
    Identifiable Assets                                    212,600

  Deposits                                                 177,018
  Borrowings                                                 5,000
  All other liabilities                                      1,517
                                                      ------------
    Identifiable Liabilities                               183,535

  Identifiable net assets                                   29,065

  Goodwill                                                  26,398
                                                      ------------
    Total consideration transferred                     $   55,463
                                                      ------------

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $166,348 at April 1, 2009.

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired.

Gross amortized cost basis at April 1, 2009                    $166,348
Market rate adjustment                                              640
Credit fair value adjustment in pools of homogeneous loans       (5,648)
Credit fair value adjustment on distressed loans                 (1,391)
Fair value of purchased loans at April 1, 2009                 $159,949
                                                               ---------

PRO FORMA BALANCE SHEET
As of December 31, 2008


                               Penseco
                           Financial Services     Old Forge
                              Corporation            Bank                                                            Pro Forma
                               12/31/2008         12/31/2008     Eliminations     Marks / Costs     Adjustments     12/31/2008
-------------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents           $  9,355           $  4,275                                                           $ 13,630
Securities                      157,480             40,033                                                            197,513
Gross Loans                     441,148            169,789                          (7,828)(d)                         603,109
Loan Loss Reserves               (5,275)            (1,429)          1,429 (a)                                          (5,275)
Goodwill                              -                  -                                            26,398 (j)        26,398
Other Intangibles                    41                150            (150)(b)                         2,027 (k)         2,068
Buildings and Furniture,
  Fixtures & Equipment           10,391              1,701                            (132)(e)                          11,960
Other Assets                     15,827              8,743                           1,853 (f)       (17,405)(i)         9,018
-------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS               $628,967           $223,262                                                            $858,421
-------------------------------------------------------------------------------------------------------------------------------
Deposits                       $424,725           $180,458             929 (g)                                         606,112
Borrowings                      126,079              7,500                                                             133,579
Other Liabilities                 4,521              1,825             684 (h)                                           7,030
-------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES           555,325            189,783                                                             746,721

Common Equity                    73,642             33,479         (33,479)(c)                        38,058 (l)       111,700
-------------------------------------------------------------------------------------------------------------------------------
    Total Equity                 73,642             33,479                                                             111,700
-------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES & EQUITY   $    628,967       $223,262                                                            $858,421
-------------------------------------------------------------------------------------------------------------------------------

Footnotes:

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

PRO FORMA BALANCE SHEET
As of December 31, 2009


                                               Penseco
                                           Financial Services     Old Forge
                                              Corporation            Bank                        Pro Forma
                                               12/31/2009         12/31/2009     Adjustments     12/31/2009
------------------------------------------------------------------------------------------------------------
Interest and fees on loans                   $ 32,399           $ 2,524         $  184 (a)      $ 35,107
Interest and dividends on investments           7,740               377            (30)(b)         8,087
 Interest on Federal funds sold                     -                 1                                1
 Interest on balances with banks                   12                 -                               12
------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                        40,151             2,902            154            43,207
------------------------------------------------------------------------------------------------------------
Interest on deposits                            6,541               897            (58)(c)         7,380
Interest on borrowed funds                      3,039                 9                            3,048
  TOTAL INTEREST EXPENSE                        9,580               906            (58)           10,428
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                            30,571             1,996            212            32,779
Provision for loan losses                       2,260                75                            2,335
  Net Interest Income After Provision
    for Loan Losses                            28,311             1,921            212            30,444
------------------------------------------------------------------------------------------------------------
Service charges on deposits                     1,939                80                            2,019
Other non-interest income                       8,344                97                            8,441
Impairment losses on investment securities       (787)                -                             (787)
Realized gains (losses) on securities             873                 -                              873
------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                    10,369               177                           10,546
------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                 12,551               696                           13,247
Expense of premises and equipment               3,246               146                            3,392
Other non-interest expense                     11,073               428             61 (d)        11,562
------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSES                  26,870             1,270             61            28,201
------------------------------------------------------------------------------------------------------------
Income before income taxes                     11,810               828            151            12,789
Applicable income taxes                         2,269               315             51             2,635
------------------------------------------------------------------------------------------------------------
  NET INCOME                                 $  9,541 (f)       $   513 (f)     $  100          $ 10,154
------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                           $   4.44           $  0.92                (e)      $   3.10

FOOTNOTES:
(a) Accretion of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum-of-the-years digits method
(e) Pro Forma EPS based on weighted average shares outstanding of 3,276,079
(f) Excludes merger related costs of $1,550 and $451 and related tax effect incurred by Penseco and Old Forge Bank, respectively

PRO FORMA BALANCE SHEET
As of December 31, 2008


                                               Penseco
                                           Financial Services     Old Forge
                                              Corporation            Bank                        Pro Forma
                                               12/31/2008         12/31/2008     Adjustments     12/31/2008
------------------------------------------------------------------------------------------------------------
Interest and fees on loans                   $ 26,218           $ 10,184        $    735 (a)    $ 37,137
Interest and dividends on investments           7,583              1,779            (122)(b)       9,240
Interest on Federal funds sold                     29                 33                              62
Interest on balances with banks                    68                  -                              68
------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST INCOME                         33,898             11,996             613          46,507
------------------------------------------------------------------------------------------------------------
Interest on deposits                            6,973              4,361            (364)(c)      10,970
Interest on borrowed funds                      3,857                 47                           3,904
------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST EXPENSE                        10,830              4,408            (364)         14,874
------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                           23,068              7,588             977          31,633
Provision for loan losses                         861                300                           1,161
------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                             22,207              7,288             977          30,472
------------------------------------------------------------------------------------------------------------
Service charges on deposits                     1,477                486                           1,963
Other non-interest income                       9,547                293                           9,840
Realized gains (losses) on securities              12                 20                              32
------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST INCOME                     11,036                799                          11,835
------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                 10,157              2,824                          12,981
Expense of premises and equipment               2,703                543                           3,246
Other non-interest expense                      9,312              1,635             243 (d)      11,190
------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST EXPENSES                   22,172              5,002             243          27,417
------------------------------------------------------------------------------------------------------------
Income before income taxes                     11,071              3,085             734          14,890
Applicable income taxes                         2,458                565             250           3,273
------------------------------------------------------------------------------------------------------------
 NET INCOME                                  $  8,613           $  2,520        $    484        $ 11,617
------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                           $   4.01           $4.51                           $   3.55

FOOTNOTES:
(a) Accretion of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum-of-the-years digits method
(e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079

PRO FORMA INCOME STATEMENT
For the Twelve Months Ended December 31, 2007



                                               Penseco
                                           Financial Services     Old Forge
                                              Corporation            Bank                        Pro Forma
                                               12/31/2007         12/31/2007     Adjustments     12/31/2007
------------------------------------------------------------------------------------------------------------
Interest and fees on loans                   $ 26,429           $  10,447       $    735 (a)    $ 37,611
Interest and dividends on investments           7,079               1,820           (122)(b)       8,777
Interest on Federal funds sold                    456                  71                            527
Interest on balances with banks                   365                   -                            365
------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                        34,329              12,338            613          47,280
------------------------------------------------------------------------------------------------------------
Interest on deposits                            9,375               4,703           (364)(c)      13,714
Interest on borrowed funds                      3,364                  38                          3,402
  Total Interest Expense                       12,739               4,741           (364)         17,116
------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                          21,590               7,597            977          30,164
Provision for loan losses                         657                 150                            807
------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                            20,933               7,447            977          29,357
------------------------------------------------------------------------------------------------------------
Service charges on deposits                     1,014                 594                          1,608
Other non-interest income                       7,657                 546                          8,203
Realized gains (losses) on securities              49                 (13)                            36
------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                     8,720               1,127                          9,847
------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                  9,118               2,947                         12,065
Expense of premises and equipment               2,586                 493                          3,079
Other non-interest expense                      9,627               1,417            243 (d)      11,287
------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSES                  21,331               4,857            243          26,431
------------------------------------------------------------------------------------------------------------
Income before income taxes                      8,322               3,717            734          12,773
Applicable income taxes                         1,624                 656            250           2,530
------------------------------------------------------------------------------------------------------------
  NET INCOME                                 $  6,698           $   3,061       $    484        $ 10,243
------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                           $   3.12           $    5.48                       $   3.13

FOOTNOTES:
(a) Accretion of loan fair value adjustment
(b) Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c) Amortization of certificate of deposit fair value adjustment
(d) Amortization of core deposit intangible over a 10 year period using the sum-of-the-years digits method
(e) Pro Forma EPS based on Pro Forma shares outstanding of 3,276,079

NOTE 26 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                     First         Second          Third          Fourth
2009                                Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------
Net Interest Income                $ 5,998         $ 8,040        $ 8,143        $ 8,390
Provision for Loan Losses              996             235            342            687
Non-Interest Income                  2,410           2,771          3,143          2,045
Non-Interest Expenses and Taxes      6,971           7,707          7,849          7,781
Net Income                             441           2,869          3,095          1,967
Earnings Per Share                 $   .21         $   .88        $   .94        $   .60

                                     First         Second          Third          Fourth
2009                                Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------
Net Interest Income                $ 5,577         $ 5,667         $ 5,828        $ 5,996
Provision for Loan Losses              235             216             167            243
Non-Interest Income                  3,618           2,364           2,986          2,068
Non-Interest Expenses and Taxes      6,003           5,887           6,405          6,335
Net Income                           2,957           1,928           2,242          1,486
Earnings Per Share                 $  1.38         $   .90         $  1.04        $   .69

MMQ
Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Penseco Financial Services Corporation

We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penseco Financial Services Corporation and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of Penseco Financial Services Corporation's internal control over financial reporting.


/S/ McGrail Merkel Quinn & Associates
Scranton, Pennsylvania
March 12, 2010


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

MMQ
Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Penseco Financial Services Corporation

We have audited Penseco Financial Services Corporation and subsidiary's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penseco Financial Services Corporation and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Penseco Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Penseco Financial Services Corporation and subsidiary and our report dated March 12, 2010 expressed an unqualified opinion.


/S/ McGrail Merkel Quinn & Associates
Scranton, Pennsylvania
March 12, 2010


                              RSM McGladrey Network
                          An Independently Owned Member
      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                  www.mmq.com

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2009 or 2008.

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended December 31, 2009, or through the date of this Annual Report on Form 10-K, have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Finance Division Head, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by McGrail, Merkel, Quinn & Associates, an independent registered public accounting firm, as stated in their report appearing on page 67.

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

                        AUDIT COMMITTEE FINANCIAL EXPERT
                        --------------------------------

The information required by this Item as to Directors of the Company contained under the headings "Stock Ownership", Item 1 "Election of Directors", "Corporate Governance" and "Certain Relationships and Related Transactions" within the Proxy Statement relating to the Company's Annual Meeting of Shareholders, to be held May 4, 2010, (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading "Item 2 - Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

    (2) Financial Statement Schedules - The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.

    (3) Exhibits
        The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.
        3(i) Articles of Incorporation (Incorporated herein by reference to Exhibit 3(i) of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
        3(ii) Amended and restated By-Laws (Incorporated herein by reference to Exhibit 3.2 of Registrant's current report on Form 8-K filed with the SEC on May 11, 2009.
        10 Material contracts (Incorporated herein by reference to Exhibit 10 of Registrant's report on Form 10-K filed with the SEC on March 16, 2006.)
        14 Code of Ethics (Incorporated herein by reference to Exhibit 10 of Registrant's report on Form 10-K filed with the SEC on March 16, 2006.)
        21 Subsidiaries of the registrant (Incorporated herein by reference to Exhibit 21 of Registrant's report on Form 10-K filed with the SEC on March 30, 1998.)
        31 Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
        32 Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002
(b) The exhibits required to be filed by this Item are listed under Item 15(a)(3), above.
(c) There are no financial statement schedules required to be filed under this item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2010.

By:   /s/ Craig W. Best
      --------------------------------------------
      Craig W. Best
      President and CEO

By:   /s/ Patrick Scanlon
      --------------------------------------------
      Patrick Scanlon
      Senior Vice President, Finance Division Head

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2010.

By: /s/ Craig W. Best                   By: /s/ Robert J. Mellow
    ---------------------------------       ------------------------------------
    Craig W. Best                           Robert J. Mellow
    President and CEO                       Director


By: /s/ Edwin J. Butler                 By: /s/ Robert W. Naismith, Ph.D.
    ---------------------------------       ------------------------------------
    Edwin J. Butler                         Robert W. Naismith, Ph.D.
    Director                                Director


By: /s/ Joseph G. Cesare, M.D.          By: /s/ James B. Nicholas
    ---------------------------------       ------------------------------------
    Josehp G. Cesare, M.D.                  James B. Nicholas
    Director                                Director


By: /s/ Richard E. Grimm                By: /s/ Emily S. Perry
    ---------------------------------       ------------------------------------
    Richard E. Grimm                        Emily S. Perry
    Director                                Director


By: /s/ Russell C. Hazelton             By: /s/ Sandra C. Phillips
    ---------------------------------       ------------------------------------
    Russell C. Hazelton                     Sandra C. Phillips
    Director                                Director


By: /s/ D. William Hume                 By: /s/ Otto P. Robinson, Jr.
    ---------------------------------       ------------------------------------
    D. William Hume                         Otto P. Robinson, Jr.
    Director, Chairman of the Board         Director


By: /s/ James G. Keisling               By: /s/ Jerry J. Weinberger
    ---------------------------------       ------------------------------------
    James G. Keisling                       Jerry J. Weinberger
    Director                                Director


By: /s/ P. Frank Kozik                 By: /s/ Steven L. Weinberger
    ---------------------------------       ------------------------------------
    P. Frank Kozik                          Steven L. Weinberger
    Director                                Director

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

Date: March 12, 2010

/s/ Craig W. Best
-----------------------
Craig W. Best
President and CEO

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

Date: March 12, 2010

/s/ Patrick Scanlon
-----------------------
Patrick Scanlon
Senior Vice President, Finance Division Head

       CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to the best of his knowledge that:

      (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2009 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

      (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

/s/ Craig W. Best
-----------------------
Craig W. Best
President and CEO
March 12, 2010

       CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Penseco Financial Services Corporation (the "Company") certifies to the best of his knowledge that:

      (1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2009 (the "Form 10-K") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act"); and

      (2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as for the dates and for the periods referred to in the Form 10-K.

/s/ Patrick Scanlon
--------------------------------------------
Patrick Scanlon
Senior Vice President, Finance Division Head
March 12, 2010