Form 10-Q
period 2010-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2010-05-10
CIK 1054508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

__________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
__________________

Commission file number 000-23777

PENSECO FINANCIAL SERVICES CORPORATION

Incorporated pursuant to the laws of Pennsylvania
__________________

Internal Revenue Service — Employer Identification No. 23-2939222
150 North Washington Avenue, Scranton, Pennsylvania 18503-1848
(570) 346-7741
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                                      Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on April 30, 2010 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements - Consolidated
Balance Sheets:
March 31, 2010............................................................................................................3
December 31, 2009......................................................................................................3
Statements of Income:
Three Months Ended March 31, 2010.....................................................................4
Three Months Ended March 31, 2009.....................................................................4
Statements of Changes in Stockholders’ Equity:
Three Months Ended March 31, 2010.....................................................................5
Three Months Ended March 31, 2009.....................................................................5
Statements of Cash Flows:

Part II — OTHER INFORMATION

PART I. FINANCIAL INFORMATION,  Item 1 —  Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$ 12,781	$ 11,100
Interest bearing balances with banks	2,161	2,274
Federal funds sold	-	-
Cash and Cash Equivalents	14,942	13,374
Investment securities:
Available-for-sale, at fair value	154,902	155,481
Held-to-maturity (fair value of $45,289
and $49,054, respectively)	43,186	46,851
Total Investment Securities	198,088	202,332
Loans, net of unearned income	604,815	603,970
Less: Allowance for loan losses	6,500	6,300
Loans, Net	598,315	597,670

Bank premises and equipment	12,701	12,396
Other real estate owned	1,058	528
Accrued interest receivable	3,867	4,317
Goodwill	26,398	26,398
Cash surrender value of life insurance	14,514	14,380
Other assets	12,945	11,932
Total Assets	$ 882,828	$ 883,327
LIABILITIES
Deposits:
Non-interest bearing	$ 109,524	$ 109,855
Interest bearing	539,003	535,579
Total Deposits	648,527	645,434
Other borrowed funds:
Repurchase agreements	19,195	18,168
Short-term borrowings	25,988	27,430
Long-term borrowings	63,291	68,094
Accrued interest payable	1,300	1,317
Other liabilities	5,435	5,487
Total Liabilities	763,736	765,930
STOCKHOLDERS' EQUITY
Common stock; $.01 par value, 15,000,000 shares authorized,
3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	69,691	68,086
Accumulated other comprehensive income	503	413
Total Stockholders' Equity	119,092	117,397
Total Liabilities and Stockholders' Equity	$ 882,828	$ 883,327

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
INTEREST INCOME
Interest and fees on loans	$ 8,686	$ 6,284
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	719	878
States & political subdivisions	1,139	861
Other securities	11	14
Interest on Federal funds sold	-	-
Interest on balances with banks	2	3
Total Interest Income	10,557	8,040
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	433	278
Interest on other deposits	974	943
Interest on other borrowed funds	699	821
Total Interest Expense	2,106	2,042
Net Interest Income	8,451	5,998
Provision for loan losses	328	996
Net Interest Income After Provision for Loan Losses	8,123	5,002
NON-INTEREST INCOME
Trust department income	380	310
Service charges on deposit accounts	532	339
Merchant transaction income	1,194	1,208
Brokerage fee income	70	117
Other fee income	350	287
Bank-owned life insurance income	122	79
Other operating income	61	70
Realized gains (losses) on securities, net	2	-
Total Non-Interest Income	2,711	2,410
NON-INTEREST EXPENSES
Salaries and employee benefits	3,173	2,478
Expense of premises and fixed assets	950	791
Merchant transaction expenses	811	857
Merger related costs	-	1,335
FDIC insurance assessments	266	161
Other operating expenses	1,837	1,502
Total Non-Interest Expenses	7,037	7,124
Income before income taxes	3,797	288
Applicable income taxes	816	(153)
Net Income	$ 2,981	$ 441

Weighted average shares outstanding	3,276,079	2,148,000

Earnings per Common Share	$ 0.91	$ 0.21
Cash Dividends Declared Per Common Share	$ 0.42	$ 0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2008	$ 21	$ 10,819	$ 64,745	$ (1,943)	$ 73,642

Comprehensive income:
Net income	-	-	441	-	441
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	150	150
Other comprehensive income				150	150

Comprehensive income					591

Cash dividends declared ($0.42 per share)	-	-	(902)	-	(902)

Balance, March 31, 2009	$ 21	$ 10,819	$ 64,284	$ (1,793)	$ 73,331

Balance, December 31, 2009	$ 33	$ 48,865	$ 68,086	$ 413	$ 117,397

Comprehensive income:
Net income	-	-	2,981	-	2,981
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	90	90
Other comprehensive income				90	90

Comprehensive income					3,071

Cash dividends declared ($0.42 per share)	-	-	(1,376)	-	(1,376)

Balance, March 31, 2010	$ 33	$ 48,865	$ 69,691	$ 503	$ 119,092

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income	$ 2,981	$ 441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266	217
Provision for loan losses	328	996
Deferred income tax (benefit) provision	94	(381)
Amortization of securities, (net of accretion)	130	105
Gain on VISA mandatory share redemption	-	-
Net realized (gains) losses on securities	(2)	-
Loss (gain) on other real estate	13	-
Decrease (increase) in interest receivable	450	174
(Increase) decrease in cash surrender value of life insurance	(134)	(78)
(Increase) decrease in other assets	(1,107)	(17,631)
Increase (decrease) income taxes payable	816	(274)
(Decrease) increase in interest payable	(17)	(76)
(Decrease) increase in other liabilities	(906)	1,699
Net cash provided (used) by operating activities	2,912	(14,808)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(3,122)	(13,797)
Proceeds from sales and maturities of investment securities available-for-sale	3,102	-
Purchase of investment securities to be held-to-maturity	-	-
Proceeds from repayments of investment securities available-for-sale	649	703
Proceeds from repayments of investment securities held-to-maturity	3,621	1,844
Net loans (originated) repaid	(1,554)	11,167
Proceeds from other real estate	33	-
Investment in premises and equipment	(571)	(473)
Net cash (paid) received in merger	-	-
Net cash provided (used) by investing activities	2,158	(556)
FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(2,991)	11,117
Net proceeds (payments) on time deposits	6,084	(755)
Increase (decrease) in repurchase agreements	1,027	6,164
Net (decrease) increase in short-term borrowings	(1,442)	4,264
Increase in long-term borrowings	-	1,000
Payments of long-term borrowings	(4,803)	(3,579)
Cash dividends paid	(1,377)	(902)
Net cash (used) provided by financing activities	(3,502)	17,309
Net increase (decrease) in cash and cash equivalents	1,568	1,945
Cash and cash equivalents at January 1	13,374	9,355
Cash and cash equivalents at March 31	$ 14,942	$ 11,300

The Company paid interest and income taxes of $2,123 and $0 and $2,110 and $0 for the three months ended March 31, 2010 and 2009, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2010
(unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2009, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 12, 2010.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Penseco Financial Services Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Penseco Financial Services Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes,  monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation’s market area, changes in real estate market values in Penseco Financial Services Corporation’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q titled “Risk Factors”.

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

Unless the context indicates otherwise, all references in this Annual Report to “Company,” “we,” “us” and “our” refer to Penseco Financial Services Corporation and its subsidiary.

NOTE 1 — Principles of Consolidation

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

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the “Merger"). The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. The Merger was effected by the issuance of 1,128,079 shares of Company common stock to former Old Forge Bank shareholders. Each share of Old Forge Bank common stock was exchanged for 2.9012 shares of Company common stock, with any fractional shares as a result of the exchange, paid to Old Forge Bank shareholders in cash based on $35.255 per share of Company stock.

NOTE 2 — Basis of Presentation

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

All information is presented in thousands of dollars, except share and per share amounts.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3 — Use of Estimates

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

NOTE 4 — Investment Securities

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

Securities Available-for-Sale  Bonds, notes, debentures, mortgage-backed securities and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders’ equity until realized.

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

Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The amortized cost and fair value of investment securities at March 31, 2010 and December 31, 2009 are as follows:

Available-for-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
U.S. Agency securities	$53,027	$629	$17	$53,639
Mortgage-backed securities	16,373	652	-	17,025
States & political subdivisions	74,000	1,635	292	75,343
Corporate securities	1,022	-	1	1,021
Total Debt Securities	144,422	2,916	310	147,028
Equity securities	6,869	1,010	5	7,874
Total Available-for-Sale	$151,291	$3,926	$315	$154,902

Available-for-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Agency securities	$54,165	$595	$65	$54,695
Mortgage-backed securities	16,999	568	-	17,567
States & political subdivisions	74,060	1,784	411	75,433
Total Debt Securities	145,224	2,947	476	147,695
Equity securities	6,780	1,006	-	7,786
Total Available-for-Sale	$152,004	$3,953	$476	$155,481

Held-to-Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
Mortgage-backed securities	$21,680	$1,323	$-	$23,003
States & political subdivisions	21,506	780	-	22,286
Total Held-to-Maturity	$43,186	$2,103	$-	$45,289

Held-to-Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Mortgage-backed securities	$23,700	$1,281	$-	$24,981
States & political subdivisions	23,151	922	-	24,073
Total Held-to-Maturity	$46,851	$2,203	$-	$49,054

Equity securities at March 31, 2010 and December 31, 2009 consisted primarily of other financial institutions’ stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of March 31, 2010.

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31,2010	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less:
U.S. Agency securities	$16,564	$16,833	$-	$-
After one year through five years:
U.S. Agency securities	36,463	36,806	-	-
States & political subdivisions	300	309	-	-
After five year through ten years:
States & political subdivisions	2,104	2,220	10,831	11,204
After ten years:
States & political subdivisions	71,596	72,814	10,675	11,082
Subtotal	127,027	128,982	21,506	22,286
Mortgage-backed securities	16,373	17,025	21,680	23,003
Total Debt Securities	$143,400	$146,007	$43,186	$45,289

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009, are as follows:

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 6,015	$ 17	$ -	$ -	$ 6,015	$ 17
States & political subdivisions	5,764	71	5,176	221	10,940	292
Corporate securities	1,022	1	-	-	1,022	1
Equities	27	5	-	-	27	5
Total	$ 12,828	$ 94	$ 5,176	$ 221	$ 18,004	$ 315

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 14,259	$ 65	$ -	$ -	$ 14,259	$ 65
States & political subdivisions	9,212	383	3,817	28	13,029	411
Total	$ 23,471	$ 448	$ 3,817	$ 28	$ 27,288	$ 476

The table at March 31, 2010 includes eighteen (18) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2009, includes fourteen (14) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Corporate Securities

The unrealized losses on the Company's investments in corporate securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investment in corporate securities consists of a corporate bond guaranteed by the Federal Deposit Insurance Corporation (FDIC). The Company has analyzed its corporate security portfolio and determined that the market value fluctuation in this equity security is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its cost basis, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

Marketable Equity Securities

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

NOTE 5 — Loan Portfolio

Details regarding the Company’s loan portfolio on March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
As of:	2010	2009
Loans secured by real estate:
Construction and land development	$33,889	$32,910
Secured by 1-4 family residential properties:
Revolving, open-end loans	31,401	31,674
Secured by first liens	236,694	240,615
Secured by junior liens	21,055	21,840
Secured by multi-family properties	7,510	3,969
Secured by non-farm, non-residential properties	171,669	171,995
Commercial and industrial loans to U.S. addressees	31,153	30,743
Loans to individuals for household, family and
other personal expenditures:
Credit card and related plans	3,245	3,365
Other (installment and student loans, etc.)	54,974	56,426
Obligations of states & political subdivisions	9,511	6,873
All other loans	3,716	3,562
Gross Loans	604,817	603,972
Less: Unearned income on loans	2	2
Loans, net of unearned income	$604,815	$603,970

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

NOTE 6 — Loan Servicing

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

NOTE 7 — Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of Goodwill impairment. Changes in economic and operating conditions, as well as other factors, could result in Goodwill impairment in future periods. Management has determined that the carrying value of Goodwill is not impaired at March 31, 2010.

NOTE 8 — Other Intangible Assets

Intangible assets include the premium assigned to the core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

March 31,
2011	$332
2012	295
2013	258
2014	221
2015	184
2016 and thereafter	368
$1,658

NOTE 9 — Long-Term Debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by a general collateral pledge of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at March 31, 2010 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$29	1.84%	08/28/12	$ 810
90	3.10%	02/28/13	3,010
430	3.74%	03/13/13	14,624
16	2.66%	08/28/14	890
67	3.44%	03/02/15	3,635
13	3.48%	03/31/15	739
10	3.83%	04/02/18	836
186	4.69%	03/13/23	21,747
Total amortizing			46,291
Non-amortizing loans
	2.61%	08/30/10	1,000
	2.88%	02/28/11	2,000
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	3.32%	11/27/15	3,000
Total non-amortizing			17,000
Total long-term debt			$ 63,291

Aggregate maturities of long-term debt at March 31, 2010 are as follows:

March 31,	Principal
2011	$ 11,381
2012	10,694
2013	15,729
2014	2,659
2015	4,577
Thereafter	18,251
$ 63,291

NOTE 10 — Employee Benefit Plans

The Company provides a defined benefit pension plan, currently under curtailment, and a post-retirement benefit plan for eligible employees.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Three months ended March 31,	2010	2009	2010	2009
Service cost	$-	$-	$1	$1
Interest cost	178	175	5	5
Expected return on plan assets	(220)	(205)	-	-
Amortization of prior service cost	-	-	2	2
Amortization of net loss (gain)	15	49	-	-
Net periodic pension cost	$(27)	$19	$8	$8

Effective June 22, 2008 the Company curtailed its defined benefit pension plan. The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to contribute to its pension plan but expected to contribute $35 to its post-retirement plan during 2010. Readers should refer to the Company’s Annual Report on Form 10-K for 2009 for further details on the Company’s defined benefit pension plan. The actuarially computed information on the plan curtailment, as to the pension obligation and funded status, was disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the three months ended March 31, 2010 and 2009 was $132 and $88 respectively.

Under the 2008 Long-Term Incentive Plan, the Company granted restricted stock awards during the three months ended March 31, 2010 and 2009 valued at $0 and $75 respectively.

NOTE 11 — Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of March 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2010 and December 31, 2009, the most recent regulatory notifications categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

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

In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company’s affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company’s affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank’s Capital Stock and Surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank’s Capital Stock and Surplus. The Federal Reserve System has interpreted “Capital Stock and Surplus” to include undivided profits.

Actual				Regulatory Requirements

				For Capital				To Be
				Adequacy Purposes				"Well Capitalized"
As of March 31, 2010	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$ 96,863	17.16%	>	$ 45,154	>	8.0%	>	$ 56,443	>	10.0%
PSB (Bank)	$ 93,961	16.66%	>	$ 45,124	>	8.0%	>	$ 56,404	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$ 90,363	16.01%	>	$ 22,577	>	4.0%	>	$ 33,866	>	6.0%
PSB (Bank)	$ 87,461	15.51%	>	$ 22,562	>	4.0%	>	$ 33,842	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$ 90,363	10.59%	>	$ *	>	*	>	$ 42,682	>	5.0%
PSB (Bank)	$ 87,461	10.30%	>	$ *	>	*	>	$ 42,474	>	5.0%

PFSC - *3.0% ($25,609), 4.0% ($34,146) or 5.0% ($42,682) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($25,484), 4.0% ($33,979) or 5.0% ($42,474) depending on the bank's CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements

				For Capital				To Be
				Adequacy Purposes				"Well Capitalized"
As of December 31, 2009	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$ 95,492	16.90%	>	$ 45,198	>	8.0%	>	$ 56,497	>	10.0%
PSB (Bank)	$ 92,077	16.31%	>	$ 45,170	>	8.0%	>	$ 56,463	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$ 89,192	15.79%	>	$ 22,599	>	4.0%	>	$ 33,898	>	6.0%
PSB (Bank)	$ 85,777	15.19%	>	$ 22,585	>	4.0%	>	$ 33,878	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$ 89,192	11.48%	>	$ *	>	*	>	$ 38,846	>	5.0%
PSB (Bank)	$ 85,777	11.09%	>	$ *	>	*	>	$ 38,658	>	5.0%

PFSC - *3.0% ($22,308), 4.0% ($31,077) or 5.0% ($38,846) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($23,195), 4.0% ($30,926) or 5.0% ($38,658) depending on the bank's CAMELS Rating and other regulatory risk factors.

NOTE 12 — Merger

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

Shareholders of Old Forge Bank were entitled to receive the merger consideration in either cash or shares of Company common stock, or any combination thereof, subject to certain limitations and allocation procedures set forth in the Agreement. The per share amount was calculated from the cash consideration and the value of the stock consideration based on the Company’s closing price of the Company’s common stock over a fixed period of time, as provided for in the Agreement.

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

There was approximately $26.4 million of goodwill created in the Merger, largely based on the Company’s evaluation of the business growth opportunities inherent in the Old Forge Bank customer base, as well as operating synergies and economy of scale resulting from the Merger. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Old Forge Bank and the identifiable assets acquired and liabilities assumed at acquisition date.

Consideration	April 1, 2009
Cash	$17,405
Common Stock issued – 1,128,079 shares of the Company, net of issuance costs of $184	38,058
Fair value of consideration transferred	$55,463

The fair value of the 1,128,079 common shares of the Company issued as part of the consideration paid to former Old Forge Bank shareholders was $38,058, determined by use of the weighted average price of Company common shares traded on March 31, 2009 ($33.90 per share). The Company believes that the weighted average price of the Company’s common stock traded on March 31, 2009 is the best indication of value since the Company’s common stock is not a heavily traded security.

Acquisition-related costs recorded in the income statement of the acquirer for the year ended December 31, 2009	$1,550
Acquisition-related costs recorded as an offset to surplus of the acquirer as of December 31, 2009	$184

Recognized amounts of identifiable assets acquired and liabilities assumed on April 1, 2009 are:

Cash	$4,760
Investments	32,095
Loans	159,949
Property and equipment	1,576
Core Deposit Intangible	2,027
All other assets	12,193
Identifiable Assets	212,600

Deposits	177,018
Borrowings	5,000
All other liabilities	1,517
Identifiable Liabilities	183,535

Identifiable net assets	29,065

Goodwill	26,398

Total consideration transferred	$55,463

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $166,348 at April 1, 2009.

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired.

Gross amortized cost basis at April 1, 2009	$166,348
Market rate adjustment	640
Credit fair value adjustment in pools of homogeneous loans	(5,648)
Credit fair value adjustment on distressed loans	(1,391)
Fair value of purchased loans at April 1, 2009	$159,949

Pro Forma Income Statement
For the three months ended March 31, 2009

	Penseco
	Financial Services Corporation		Old Forge Bank				Pro Forma
($ = 000's)	3/31/2009		3/31/2009		Adjustments		3/31/2009
INTEREST INCOME
Interest and fees on loans	$6,284		$2,524		252	(a)	$9,060
Interest and dividends on investments	1,753		377		(30)	(b)	2,100
Interest on Federal funds sold	-		1				1
Interest on balances with banks	3		-				3
Total Interest Income	8,040		2,902		222		11,164

INTEREST EXPENSE
Interest on deposits	1,221		897		(52)	(c)	2,066
Interest on borrowed funds	821		9				830
Total Interest Expense	2,042		906		(52)		2,896
Net Interest Income	5,998		1,996		274		8,268
Provision for loan losses	996		75				1,071
Net Interest Income After Provision
for Loan Losses	5,002		1,921		274		7,197

OTHER INCOME
Service charges on deposits	339		80				419
Other non-interest income	2,071		97				2,168
Realized gains (losses) on securities	-		-				-
Total Other Income	2,410		177		-		2,587

OTHER EXPENSES
Salaries and employee benefits	2,478		696				3,174
Expense of premises and equipment	791		146				937
Other non-interest expense	2,520		415		92	(d)	3,027
Total Other Expenses	5,789		1,257		92		7,138

Income before income taxes	1,623		841		182		2,646
Applicable income taxes	162		320		62		544
Net Income	$1,461	(f)	$521	(f)	$120		$2,102

Earnings Per Common Share	$0.68		$0.93				$0.64	(e)

Footnotes:
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

Note 13 – Fair Value Measurements

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

Level III- Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

A description of the valuation methodologies used for financial assets measured at fair value on a recurring basis, as well as the classification of the assets pursuant to the valuation hierarchy, are as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. See Note 4 – Investment Securities for additional information.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$ 7,874	$ 147,028	$ -	$ 154,902

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

Other Real Estate Owned

Other real estate owned, which includes foreclosed real estate of $937 and real estate sales contracts of $121 was adjusted to fair values with any impairment charge, included in earnings for the year. Foreclosed real estate, which is considered to be non-financial assets, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of March 31, 2010 are presented below:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance March 31, 2010
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$ -	$ -	$ 1,658	$ 1,658
Goodwill	-	-	26,398	26,398
Other real-estate owned	-	937	121	1,058
Total non-financial assets	$ -	$ 937	$ 28,177	$ 29,114

A reconciliation of items in Level III is as follows:

	Non-Financial Assets
	Core		Real estate
	deposit intangible	Goodwill	sold under contract	Total

Balance, December 31, 2009	$ 1,751	$ 26,398	$ 123	$ 28,272
Amortization of core deposit intangible	(93)	-	-	(93)
Payments received on real estate sold	-	-	(2)	(2)
Balance, March 31, 2010	$ 1,658	$ 26,398	$ 121	$ 28,177

Disclosures about Fair Value of Financial Instruments

General Accepted Accounting Principles (GAAP) require disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Company had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at March 31, 2010 and December 31, 2009 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$14,942	$14,942	$13,374	$13,374
Investment securities available- for-sale	154,902	154,902	155,481	155,481
Investment securities held-to-maturity	43,186	45,289	46,851	49,054
Loans, net	598,315	608,067	597,670	606,814
Cash surrender value of life insurance	14,514	14,514	14,380	14,380
Demand deposits	437,102	437,102	439,515	439,515
Time deposits	211,425	212,945	205,919	208,205
Short-term borrowings	45,183	45,183	45,598	45,598
Long-term borrowings	63,291	65,442	68,094	69,853

Standby Letters of Credit	$(159)	$(159)	$(161)	$(161)

PART I.  FINANCIAL INFORMATION,  Item 2 —

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the “Company”) and its subsidiary, Penn Security Bank and Trust Company (the “Bank”), at March 31, 2010 and for the three month periods ended March 31, 2010 and March 31, 2009. All information is presented in thousands of dollars, except as indicated. The Company consummated the acquisition of Old Forge Bank on April 1, 2009 (the “Merger”). Therefore, the operating results for Old Forge Bank for the three month period ended March 31, 2009 are not included herein. See Note 12 of the “Notes to Consolidated Financial Statements” for the presentation of the pro forma results of the Company for the three months ended March 31, 2009.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income taxes - The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 17 of the “Notes to Consolidated Financial Statements” in the Company’s most recent Annual Report on Form 10-K.

The Company and its subsidiary file income tax and other returns in the U.S Federal jurisdiction, Pennsylvania state jurisdiction and local jurisdictions.

Management evaluated the Company’s tax positions and concluded that the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2006.

Fair Value Measurements – Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayment speeds and other factors. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value measurements are classified within one of three levels within a valuation hierarchy based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

Level I – quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level II – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level III – inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level III when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

Other-than-temporary impairment of investments - Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Premium amortization - The amortization of premiums on mortgage-backed securities is done based on management's estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

Loans purchased – Loans purchased as a result of the Merger were recorded at the acquisition date fair value.  Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received.

Loan servicing rights – Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed the fair value.

Time deposits – Time deposits acquired through the Merger have been recorded at their acquisition date fair value.  The fair value of time deposits represents the present value of the time deposits’ expected contractual payments discounted by market rates for similar deposits. The fair value adjustment is amortized monthly based a level yield methodology.

Core deposit intangible – The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding, such as brokered deposits, from market sources. Management utilized an income approach to present value the expected after tax cash flow benefits of the acquired core deposits. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Goodwill – Goodwill arose in connection with the Old Forge Bank merger. It is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professional evaluation of the Company value as of December 31, 2009. The evaluation disclosed that the fair value of the Company stock is approximately 43% above book value, considering both income and market approaches. Market conditions that could negatively impact the value of Goodwill in the future are essentially those Risk Factors discussed in Part 1A of the Company’s most recent Annual Report on Form 10-K. Based on the above, Management has determined that the carrying value of Goodwill has not been impaired at March 31, 2010.

Non-GAAP Financial Measures

Certain financial measures for 2009 contained in this Form 10-Q exclude costs related to the Company’s acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above referenced items have not been determined in accordance with generally accepted accounting principles (“GAAP”) and are therefore non-GAAP financial measures. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

Merger costs of $1,335 for the three months ended March 31, 2009, related to the acquisition of Old Forge Bank, consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

NON-GAAP RECONCILIATION SCHEDULE
PENSECO FINANCIAL SERVICES CORPORATION
(unaudited)
(in thousands)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

	Three Months Ended
	March 31,
	2010	2009	Change
Net interest income after provision for loan losses	$8,123	$5,002	$3,121
Non-interest income	2,711	2,410	301
Non-interest expense	(7,037)	(7,124)	87
Income tax (provision) benefit	(816)	153	(969)
Net income	2,981	441	2,540

Adjustments
Non-interest expense
Merger related costs	-	(1,335)	1,335
Total Adjustments pre-tax	-	(1,335)	1,335
Income tax provision (benefit)1	-	315	(315)
After tax adjustments to GAAP	-	(1,020)	1,020
Adjusted net income	$2,981	$1,461	$1,520

Return on Average Assets	1.35%	0.93%
Return on Average Equity	10.04%	7.84%
Dividend Payout Ratio	46.15%	61.76%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended March 31, 2010 was 10.04% and 1.35%, respectively. ROE was 2.37% (7.84% excluding the Merger costs) and ROA was 0.28% (0.93% excluding the Merger costs) for the same period last year. The dividend payout ratio was 46.15% and was 200.00% (61.76% excluding the Merger costs) for the same period last year.

Executive Summary

Penseco Financial Services Corporation reported an increase in net income of $2,540 for the three months ended March 31, 2010 to $2,981 or $.91 per share compared with $441 or $.21 per share from the year ago period. The increase in net income was primarily attributed to the Merger which was completed on April 1, 2009. Pre-provision net interest income increased $2,453 or 40.9% largely due to an increased loan portfolio of $155.4 million from Old Forge Bank. Core net income increased $1,520 or 104.0% due to higher earning assets and the effect of $1,335 of costs associated with the Merger recorded in the first quarter of 2009. Net interest income, after provision for loan losses, increased $3,121 or 62.4% during the 2010 period, partly from a $668 reduction in the provision for loan losses, increased interest and fees on loans and reduced interest expense from lower borrowing costs. The ratio of the allowance for loan losses to total loans stood at 1.07% and 1.41% as of March 31, 2010 and 2009, respectively. Non-interest income increased $301 or 12.5% primarily as a result of higher service charges on deposit accounts. Non-interest expenses decreased $87 or 1.2%, mainly from a reduction of $1,335 of costs associated with the Merger, offset by higher salaries and employee benefits expenses, expense of premises and fixed assets, and operating expenses due to the Merger and increased FDIC insurance assessments that affected all financial institutions.

_________________
1 Income tax effect calculation is 34% except for the portion of the merger costs that are non-deductible.

Net income from core operations (“operating earnings”), which is a non-GAAP measure of net income, increased $1,520 for the three months ended March 31, 2010 to $2,981 compared to $1,461 for the same period of 2009. Operating earnings for the three months ended March 31, 2010 have been positively impacted by the Merger. A reconciliation of the non-GAAP financial measures of operating earnings, operating return on assets, operating return on equity and dividend payout ratio are described within the non-GAAP reconciliation schedule included within this Quarterly Report on Form 10-Q (page 23).

Net income from accretion and amortization net of taxes of acquisition date fair value adjustments included in the financial results during the period indicated.

Three Months Ended
March 31, 2010
Homogeneous loan pools	$266
Time deposits	88
Core deposit intangible expense	(93)
Net income from acquisition fair value adjustment	$261

Accretion of the loan pools credit fair value adjustment and market rate fair value adjustment is calculated on a sum-of-the-years-digits basis over an eight year period. The fair value market rate adjustment of the time deposits is amortized monthly based on a level yield methodology over five years. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Net Interest Income and Net Interest Margin

Net interest income, the principal component of the Company’s earnings, is defined as the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings. Average earning assets are composed primarily of loans and investments while deposits, short-term and long-term borrowings represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income before provision for loan losses increased $2,453 or 40.9% to $8,451 for the three months ended March 31, 2010 compared to $5,998 for the three months ended March 31, 2009. The average yield on interest earning assets decreased 12 basis points or 2.13%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended March 31, 2010, net interest margin increased 20 basis points to 4.19% from 3.99% in the same period of 2009.

Total average interest earning assets and average interest bearing funds increased during the three months ended March 31, 2010 and 2009, respectively. Average interest earning assets increased $206.3 million or 34.3%, from $601.4 million in 2009 to $807.7 million in 2010 and average interest bearing funds increased $169.5 million, or 35.4%, from $478.4 million to $647.9 million for the same period. Average long-term borrowings decreased a net of $5.3 million or 7.4% during the three months ended March 31, 2010 from year ago levels. As a percentage of average assets, average earning assets, including Bank-Owned Life Insurance (BOLI), decreased to 93.2% for the three months ended March 31, 2010 from 96.6% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended March 31, 2010 and 2009. Average loans as a percentage of average interest earning assets increased from 72.6% in 2009 to 74.9% in 2010, due in part to the Merger. Average investments increased $38.1 million year over year but decreased as a percentage of interest earning assets to 24.8% at March 31, 2010 from 27.0% at March 31, 2009. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased as a percentage of average assets to 0.3% at March 31, 2010 from 0.4% at March 31, 2009. Average time deposits increased $98.0 million or 88.4% from 23.2% of interest bearing liabilities in 2009 to $208.9 million or 32.2%; average repurchase agreements decreased $10.9 million; average short-term borrowings decreased $0.5 million; and average long-term borrowings decreased $5.3 million or 7.4%.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 51 basis points from 5.41% for the three months ended March 31, 2009 to 4.90% for the three months ended March 31, 2010. Also, average loan yields remained relatively unchanged for the three months ended March 31, 2010 and 2009, respectively.

The average time deposit costs decreased 93 basis points from 2.83% for the three months ended March 31, 2009 to 1.90% for the three months ended March 31, 2010. In addition, the average cost of money market accounts decreased 37 basis points from 1.03% for the three months ended March 31, 2009 to .66% for the three months ended March 31, 2010.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended March 31, 2010 and March 31, 2009.

	March 31, 2010			March 31, 2009
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$71,333	$456	2.56%	$52,603	$497	3.78%
States & political subdivisions	75,442	844	6.78%	41,124	475	6.99%
Federal Home Loan Bank stock	6,402	-	-	5,568	-	-
Other	1,925	11	2.29%	1,260	14	4.44%
Held-to-maturity:
U.S. Agency obligations	22,683	263	4.64%	32,537	381	4.68%
States & political subdivisions	22,584	295	7.92%	29,229	386	8.00%
Loans, net of unearned income:
Real estate mortgages	331,684	4,444	5.36%	274,297	3,972	5.79%
Commercial real estate	172,271	2,193	5.09%	101,798	1,440	5.66%
Commercial	28,577	513	7.18%	24,954	344	5.51%
Consumer and other	72,032	1,536	8.53%	35,714	528	5.91%
Federal funds sold	-	-	-	-	-	-
Interest on balances with banks	2,760	2	0.29%	2,300	3	0.52%
Total Interest Earning Assets/
Total Interest Income	807,693	$10,557	5.52%	601,384	$8,040	5.64%
Cash and due from banks	10,535			8,066
Bank premises and equipment	12,395			10,519
Accrued interest receivable	3,888			3,300
Goodwill	26,397			-
Cash surrender value of life insurance	14,428			7,713
Other assets	12,772			4,962
Less: Allowance for loan losses	6,243			5,254
Total Assets	$881,865			$630,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand-Interest bearing	$69,393	$94	0.54%	$52,007	$57	0.44%
Savings	112,197	82	0.29%	74,963	74	0.39%
Money markets	143,846	237	0.66%	118,795	306	1.03%
Time - Over $100	83,187	433	2.08%	39,820	278	2.79%
Time - Other	125,705	561	1.79%	71,101	506	2.85%
Federal funds purchased	8,718	12	0.55%	-	-	-
Repurchase agreements	18,575	42	0.90%	29,544	108	1.46%
Short-term borrowings	20,208	18	0.36%	20,744	28	0.54%
Long-term borrowings	66,063	627	3.80%	71,423	685	3.84%
Total Interest Bearing Liabilities/
Total Interest Expense	647,892	$2,106	1.30%	478,397	$2,042	1.71%
Demand - Non-interest bearing	107,460			73,012
All other liabilities	7,782			4,708
Stockholders' equity	118,731			74,573
Total Liabilities and
Stockholders' Equity	$881,865			$630,690
Interest Spread			4.22%			3.93%
Net Interest Income		$8,451			$5,998
FINANCIAL RATIOS
Net interest margin			4.19%			3.99%
Return on average assets			1.35%			0.28%
Return on average equity			10.04%			2.37%
Average equity to average assets			13.46%			11.82%
Dividend payout ratio			46.15%			200.00%

Investments

The Company’s investment portfolio has primarily two functions: To provide liquidity and to contribute to earnings. To provide liquidity the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

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

Securities Available-for-Sale  Bonds, notes, debentures, mortgage-backed securities and certain equity securities not classified as securities to be held to maturity are carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders’ equity until realized.

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

Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Federal Home Loan Bank Stock Impairment Evaluation

The Company's banking subsidiary, Penn Security Bank, is required to maintain certain amounts of FHLB stock in order to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. FHLB stock is less liquid than other tradable equity securities and the fair value is equal to cost. No impairment write-downs have been recorded on FHLB stock during 2010, 2009, or 2008.

The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB Pittsburgh capital stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB Pittsburgh must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. Based on current financial information available, management does not believe the FHLB stock value is impaired as of March 31, 2010.

Deposits

The Company is largely dependent on its core deposit base to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

As general interest rates in the economy change, there is migration of some deposits among investment options as customers seek increased yields. Historically, such changes in the Company’s deposit base have been minimal.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company’s loan portfolio.

The provision for loan losses decreased $668 from $996 for the three months ended March 31, 2009 to $328 for the three months ended March 31, 2010, based on management’s ongoing valuation of the loan portfolio. Loans charged off totaled $131 and recoveries were $3 for the three months ended March 31, 2010. In the same period of 2009, loans charged off totaled $222 and recoveries were $1. The allowance for loan losses at March 31, 2010 was $6,500 or 1.07% of total loans compared to $6,300 or 1.04% of total loans at December 31, 2009 and $6,050 or 1.41% of total loans at March 31, 2009.

The components of the allowance for credit losses are as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Allowance for loan losses	$6,500	$6,300	$6,050
Credit fair value adjustment on purchased loans	5,483	5,795	-
Allowance for credit losses	$11,983	$12,095	$6,050

Allowance for credit losses to period end loans	1.96%	1.98%	1.41%

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

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At March 31, 2010 management feels the loan loss reserve is adequate to manage the risk inherent in the loan portfolio due to today’s economic environment.

The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended March 31, 2010 and March 31, 2009, respectively:

	March 31,	March 31,
Three Months Ended:	2010	2009
Trust department income	$ 380	$ 310
Service charges on deposit accounts	532	339
Merchant transaction income	1,194	1,208
Brokerage fee income	70	117
Other fee income	350	287
Bank-owned life insurance income	122	79
Other operating income	61	70
Realized gains (losses) on securities, net	2	-
Total Non-Interest Income	$ 2,711	$ 2,410

Total non-interest income increased $301 or 12.5% to $2,711 for the three months ended March 31, 2010, compared with $2,410 for the same period in 2009. Trust department income increased $70 or 22.6% due to increased business coupled with higher market values. Service charges on deposit accounts increased $193 or 56.9% primarily due to the increased number of accounts resulting from the Merger and increased service charge activity. Brokerage fee income decreased $47 or 40.2% mostly due to a lower volume of investor activity. Other fee income increased $63 or 22.0% mainly from increased debit card discounts related to the increased number of accounts resulting from the Merger. Bank-owned life insurance income increased $43 or 54.4% due to the Merger.

Non-Interest Expenses

The following table sets forth information by category of non-interest expenses for the Company for the three months ended March 30, 2010 and March 31, 2009, respectively:

	March 31,	March 31,
Three Months Ended:	2010	2009
Salaries and employee benefits	$ 3,173	$ 2,478
Expense of premises and fixed assets	950	791
Merchant transaction expenses	811	857
Merger related costs	-	1,335
FDIC insurance assessments	266	161
Other operating expenses	1,837	1,502
Total Non-Interest Expenses	$ 7,037	$ 7,124

Total non-interest expenses decreased $87 or 1.2% to $7,037 for the three months ended March 31, 2010 compared with $7,124 for the same period of 2009. Salaries and employee benefits expense increased $695 or 28.0% mainly due to increased salaries resulting from additional employees as a result of the Merger. Expense of premises and fixed assets increased $159 or 20.1% due to information technology system upgrades along with additional depreciation as a result of the Merger. Merchant transaction expenses decreased $46 or 5.4% due to lower processing costs. Merger related costs decreased $1,335 which consisted of computer and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429 and severance payments of $300. FDIC insurance assessments increased $105 or 65.2% in 2010. Other operating expenses increased $335 or 22.3% partly from increased bank shares tax of $64, increased professional services of $80, and amortization of core deposit intangible expense of $93 along with increased general operating expenses.

Income Taxes

Applicable income taxes increased $969 for the three months ended March 31, 2010 primarily due to higher earnings and the effect of $1,335 of costs associated with the Merger recorded in the first quarter of 2009.

Loan Portfolio

Details regarding the Company’s loan portfolio on March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
As of:	2010	2009
Real estate - construction and land development	$ 33,889	$ 32,910
Real estate mortgages	468,329	470,093
Commercial	31,153	30,743
Credit card and related plans	3,245	3,365
Installment and other	58,688	59,986
Obligations of states & political subdivisions	9,511	6,873
Loans, net of unearned income	604,815	603,970
Less: Allowance for loan losses	6,500	6,300
Loans, net	$ 598,315	$ 597,670

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio primarily consists of residential and commercial mortgage loans, secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

The mortgage loan portfolio continues to be the largest component of the loan portfolio, representing 83.0% and 83.3% of total loans at March 31, 2010 and December 31, 2009, respectively. However, due to current economic conditions and recessionary concerns resulting in lower levels of loan demand, we expect that loan growth may be slower than historically expected.

Loan Quality

The lending activities of the Company are guided by the comprehensive lending policy established by the Board of Directors. Loans must meet criteria which include consideration of the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions. Due to the consistent application of conservative underwriting standards, the Company’s loan quality has remained strong during the current general economic downturn. The Company has not engaged in any sub-prime credit lending and is therefore, not subject to the credit risks associated with such loans.

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan loss as a percentage of loans was 1.07% at March 31, 2010, compared to 1.04% at December 31, 2009 and 1.41% at March 31, 2009. The decrease is a result of eliminating the allowance for loan loss and incorporating a credit fair value adjustment on purchased loans due to the merger with Old Forge Bank as of April 1, 2009. As a result, the allowance for credit losses, which included the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.96% at March 31, 2010 compared to 1.98% at December 31, 2009 and 1.41% at March 31, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance with current accounting standards for business combinations.

The components of the allowance for credit losses are as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Allowance for loan losses	$6,500	$6,300	$6,050
Credit fair value adjustment on purchased loans	5,483	5,795	-
Allowance for credit losses	$11,983	$12,095	$6,050

Allowance for credit losses to period end loans	1.96%	1.98%	1.41%

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

	March 31,	December 31,	March 31,
As of:	2010	2009	2009
Non-accrual loans
Secured by real estate	$1,922	$1,945	$697
Commercial loans	167	199	-
Consumer loans	180	195	185
Total non-performing loans	$2,269	$2,339	$882
Other real estate owned	937	405	474
Total non-performing assets	$3,206	$2,744	$1,356

Loans past due 90 days or more and accruing:
Secured by real estate	$1,362	$1,456	$759
Guaranteed student loans	117	218	280
Credit card loans	12	9	18
Commercial loans	-	-	-
Consumer loans	2	14	-
Total loans past due 90 days or more and accruing	$1,493	$1,697	$1,057

Non-performing loans to period end loans	0.38%	0.39%	0.21%
Total loans past due 90 days or more and accruing
to period end loans	0.25%	0.28%	0.25%
Non-performing assets to period end assets	0.36%	0.31%	0.21%

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,269 or 0.38% of loans at March 31, 2010 an increase of $1,387 from $882 or 0.21% of loans at March 31, 2009, but have decreased $70 from $2,339 or 0.39% of loans at December 31, 2009. If interest on those loans had been accrued, such income would have been $311 and $85 for the three months ended March 31, 2010 and March 31, 2009, respectively. Interest income on those loans, which is recorded only when received, amounted to $61 and $3 at March 31, 2010 and March 31, 2009, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

Management’s process for evaluating the adequacy of the allowance for loan losses includes reviewing each month’s loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower’s ability to pay.

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. At March 31, 2010, the Company had $7.8 million of TERI loans out of a total student loan portfolio of $17.9 million. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At March 31, 2010 there was $137 of such loans placed on non-accrual status.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

The Company has seen an increase in the ratio of non-performing assets to period end assets which is 0.36% at March 31, 2010 and 0.21% at March 31, 2009 but a decrease in the ratio of net charge-offs to average loans which is 0.02% at March 31, 2010 compared to 0.05% at March 31, 2009 and were primarily student loans of $116 in 2010 as compared to primarily real estate loans of $162 in 2009.

For other real estate owned, management obtains independent appraisals for significant properties and makes an adequate provision for loan loss adjustment.

Loan Loss Experience

The following tables present the Company’s loan loss experience during the periods indicated:

	March 31,	March 31,
Three Months Ended:	2010	2009
Balance at beginning of period	$6,300	$5,275
Charge-offs:
Real estate mortgages	4	162
Commercial and all others	-	-
Credit card and related plans	11	15
Installment loans	116	45
Total charge-offs	131	222
Recoveries:
Real estate mortgages	-	-
Commercial and all others	-	-
Credit card and related plans	-	1
Installment loans	3	-
Total recoveries	3	1
Net charge-offs (recoveries)	128	221
Provision charged to operations	328	996
Balance at End of Period	$6,500	$6,050
Ratio of net charge-offs (recoveries)
to average loans outstanding	0.02%	0.05%

The allowance for loan losses at March 31, 2010 was $6,500 or 1.07% of total loans compared to $6,300 or 1.04% of total loans at December 31, 2009 and $6,050 or 1.41% of total loans at March 31, 2009.

The allowance for loan losses is allocated as follows:

As of:	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	% *	Amount	% *	Amount	% *
Real estate mortgages	$1,200	83%	$1,200	86%	$1,200	87%
Commercial and all others	4,200	5%	4,000	6%	4,000	5%
Credit card and related plans	350	1%	350	1%	325	1%
Personal installment loans	750	11%	750	7%	525	7%
Total	$6,500	100%	$6,300	100%	$6,050	100%

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

The Company remains in a highly liquid condition both in the short and long term. Sources of liquidity include the Company’s U.S. Agency bond portfolios, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At March 31, 2010 the Company had $225,680 of available borrowing capacity with the FHLB and a Borrower-In-Custody (BIC) line of credit of $13,912 with the Federal Reserve Bank of Philadelphia and available borrowing capacity at the Discount Window of $31,255, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.

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

At March 31, 2010 the Bank has entered into contracts for the building of a new branch at an existing location, in the amount of $1,909, approximately $1,149 of which had been disbursed as of March 31, 2010.

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At March 31, 2010, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,802.

Capital Resources

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company’s capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.

Additional sources of capital would come from retained earnings from the operations of the Company and from the sale of additional shares of common stock. Management has no plans to offer additional shares of common stock at this time.

The Company’s total risk-based capital ratio was 17.16% at March 31, 2010. The Company’s risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

PART I.  FINANCIAL INFORMATION,  Item 3 —

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

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company’s market risk is reasonable at this time.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s financial instruments, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2009.

PART I.  FINANCIAL INFORMATION,  Item 4 —

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended March 31, 2010 have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1   — Legal Proceedings

None.

Item 1A — Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 12, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2   — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   — Defaults Upon Senior Securities

None.

Item 4   — Removed and Reserved

Item 5   — Other Information

None.

Item 6   — Exhibits

31           Rule 13a-14(a) / 15-d-4(a) Certifications

32           Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By:	/s/ CRAIG W. BEST
Craig W. Best
President and CEO (Principal Executive Officer)

Dated:    May 7, 2010

By:	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head (Principal Executive Officer)

Dated:    May 7, 2010