Form 10-Q
period 2010-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2010-08-06
CIK 1054508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

__________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on July 23, 2010 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION,  Item 1 —  Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$11,316	$11,100
Interest bearing balances with banks	2,197	2,274
Federal funds sold	-	-
Cash and Cash Equivalents	13,513	13,374
Investment securities:
Available-for-sale, at fair value	153,764	155,481
Held-to-maturity (fair value of $43,371
and $49,054, respectively)	41,040	46,851
Total Investment Securities	194,804	202,332
Loans, net of unearned income	609,736	603,970
Less: Allowance for loan losses	6,500	6,300
Loans, Net	603,236	597,670

Bank premises and equipment	13,033	12,396
Other real estate owned	1,269	528
Accrued interest receivable	3,951	4,317
Goodwill	26,398	26,398
Cash surrender value of life insurance	14,644	14,380
Other assets	11,536	11,932
Total Assets	$882,384	$883,327

LIABILITIES
Deposits:
Non-interest bearing	$108,202	$109,855
Interest bearing	546,066	535,579
Total Deposits	654,268	645,434
Other borrowed funds:
Repurchase agreements	18,435	18,168
Short-term borrowings	13,311	27,430
Long-term borrowings	67,525	68,094
Accrued interest payable	1,196	1,317
Other liabilities	6,541	5,487
Total Liabilities	761,276	765,930

STOCKHOLDERS' EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized,
3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	71,330	68,086
Accumulated other comprehensive income	880	413
Total Stockholders' Equity	121,108	117,397
Total Liabilities and Stockholders' Equity	$882,384	$883,327

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
INTEREST INCOME
Interest and fees on loans	$8,608	$8,727
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	704	872
States & political subdivisions	1,094	1,133
Other securities	12	8
Interest on Federal funds sold	-	-
Interest on balances with banks	2	3
Total Interest Income	10,420	10,743
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	532	482
Interest on other deposits	886	1,441
Interest on other borrowed funds	679	780
Total Interest Expense	2,097	2,703
Net Interest Income	8,323	8,040
Provision for loan losses	537	235
Net Interest Income After Provision for Loan Losses	7,786	7,805
NON-INTEREST INCOME
Trust department income	337	375
Service charges on deposit accounts	563	481
Merchant transaction income	875	841
Brokerage fee income	92	79
Other fee income	413	331
Bank-owned life insurance income	130	132
Other operating income	172	218
Realized gains (losses) on securities, net	291	314
Total Non-Interest Income	2,873	2,771
NON-INTEREST EXPENSES
Salaries and employee benefits	3,092	3,249
Expense of premises and fixed assets	835	817
Merchant transaction expenses	639	605
Merger related costs	-	215
FDIC insurance assessments	370	284
Other operating expenses	1,869	1,762
Total Non-Interest Expenses	6,805	6,932
Income before income taxes	3,854	3,644
Applicable income taxes	838	775
Net Income	$3,016	$2,869
Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$0.92	$0.88
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
INTEREST INCOME
Interest and fees on loans	$17,294	$15,011
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	1,423	1,750
States & political subdivisions	2,233	1,994
Other securities	23	22
Interest on Federal funds sold	-	-
Interest on balances with banks	4	6
Total Interest Income	20,977	18,783
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	965	760
Interest on other deposits	1,860	2,384
Interest on other borrowed funds	1,378	1,601
Total Interest Expense	4,203	4,745
Net Interest Income	16,774	14,038
Provision for loan losses	865	1,231
Net Interest Income After Provision for Loan Losses	15,909	12,807
NON-INTEREST INCOME
Trust department income	717	685
Service charges on deposit accounts	1,095	820
Merchant transaction income	2,069	2,049
Brokerage fee income	162	196
Other fee income	763	618
Bank-owned life insurance income	252	211
Other operating income	233	288
Realized gains (losses) on securities, net	293	314
Total Non-Interest Income	5,584	5,181
NON-INTEREST EXPENSES
Salaries and employee benefits	6,265	5,727
Expense of premises and fixed assets	1,785	1,608
Merchant transaction expenses	1,450	1,462
Merger related costs	-	1,550
FDIC insurance assessments	636	445
Other operating expenses	3,706	3,264
Total Non-Interest Expenses	13,842	14,056
Income before income taxes	7,651	3,932
Applicable income taxes	1,654	622
Net Income	$5,997	$3,310

Weighted average shares outstanding	3,276,079	2,712,040

Earnings per Common Share	$1.83	$1.22

Cash Dividends Declared Per Common Share	$0.84	$0.84

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)
(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, March 31, 2009	$21	$10,819	$64,284	$(1,793)	$73,331

Fair value of consideration exchanged in merger	12	38,046	-	-	38,058

Comprehensive income:
Net income	-	-	2,869	-	2,869
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	331	331
Other comprehensive income				331	331

Comprehensive income					3,200

Cash dividends declared ($0.42 per share)	-	-	(1,376)	-	(1,376)

Balance, June 30, 2009	$33	$48,865	$65,777	$(1,462)	$113,213

Balance, March 31, 2010	$33	$48,865	$69,691	$503	$119,092

Comprehensive income:
Net income	-	-	3,016	-	3,016
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	377	377
Other comprehensive income				377	377

Comprehensive income					3,393

Cash dividends declared ($0.42 per share)	-	-	(1,377)	-	(1,377)

Balance, June 30, 2010	$33	$48,865	$71,330	$880	$121,108

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)
(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2008	$21	$10,819	$64,745	$(1,943)	$73,642

Fair value of consideration exchanged in merger	12	38,046	-	-	38,058

Comprehensive income:
Net income	-	-	3,310	-	3,310
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	481	481
Other comprehensive income				481	481

Comprehensive income					3,791

Cash dividends declared ($0.84 per share)	-	-	(2,278)	-	(2,278)

Balance, June 30, 2009	$33	$48,865	$65,777	$(1,462)	$113,213

Balance, December 31, 2009	$33	$48,865	$68,086	$413	$117,397

Fair value of consideration exchanged in merger	-	-	-	-	-

Comprehensive income:
Net income	-	-	5,997	-	5,997
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	467	467
Other comprehensive income				467	467

Comprehensive income					6,464

Cash dividends declared ($0.84 per share)	-	-	(2,753)	-	(2,753)

Balance, June 30, 2010	$33	$48,865	$71,330	$880	$121,108

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net Income	$5,997	$3,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	530	464
Provision for loan losses	865	1,231
Deferred income tax provision (benefit)	171	(381)
Amortization of securities, (net of accretion)	230	221
Net realized (gains) losses on securities	(293)	(314)
Loss (gain) loss on other real estate	13	5
Decrease (increase) in interest receivable	366	465
(Increase) decrease in cash surrender value of life insurance	(264)	(211)
Decrease (increase) in other assets	225	603
Increase (decrease) in income taxes payable	1,654	470
(Decrease) increase in interest payable	(121)	(76)
(Decrease) increase in other liabilities	(707)	1,156
Net cash provided (used) by operating activities	8,666	6,943
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(12,693)	(33,892)
Purchase of investment securities to be held-to-maturity	-	-
Proceeds from sales and maturities of investment securities available-for-sale	13,654	24,526
Proceeds from sales and maturities of investment securities held-to-maturity	2,124	1,175
Proceeds from repayments of investment securities available-for-sale	1,589	1,996
Proceeds from repayments of investment securities held-to-maturity	3,622	5,149
Net loans (originated) repaid	(7,349)	13,388
Proceeds from other real estate	33	32
Investment in premises and equipment	(1,167)	(713)
Net cash received (paid) in merger	-	(12,645)
Net cash (used) provided by investing activities	(187)	(984)
FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(5,510)	25,738
Net proceeds (payments) on time deposits	14,344	11,797
Increase (decrease) in repurchase agreements	267	(4,055)
Net (decrease) increase in short-term borrowings	(14,119)	(27,970)
Increase in long-term borrowings	6,300	1,000
Payments on long-term borrowings	(6,869)	(6,181)
Cash dividends paid	(2,753)	(2,278)
Net cash (used) provided by financing activities	(8,340)	(1,949)
Net increase (decrease) in cash and cash equivalents	139	4,010
Cash and cash equivalents at January 1	13,374	9,355
Cash and cash equivalents at June 30	$3,513	$13,365

The Company paid interest and income taxes of $4,324 and $0 and $4,557 and $89 for the six months ended June 30, 2010 and 2009, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2010
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

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the “Merger”). The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. The Merger was effected by the issuance of 1,128,079 shares of Company common stock to former Old Forge Bank shareholders. Each share of Old Forge Bank common stock was exchanged for 2.9012 shares of Company common stock, with any fractional shares as a result of the exchange paid to Old Forge Bank shareholders in cash based on $35.255 per share of Company stock.

NOTE 2 — Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with the instructions to SEC Form 10-Q and GAAP for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year or any other period.

All information is presented in thousands of dollars, except share and per share amounts.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3 — Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The amortized cost and fair value of investment securities at June 30, 2010 and December 31, 2009 are as follows:

Available-for-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. Agency securities	$59,184	$816	$-	$60,000
Mortgage-backed securities	15,417	898	-	16,315
States & political subdivisions	63,801	1,958	46	65,713
Corporate securities	4,117	6	4	4,119
Total Debt Securities	142,519	3,678	50	146,147
Equity securities	7,062	622	67	7,617
Total Available-for-Sale	$149,581	$4,300	$117	$153,764

Available-for-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Agency securities	$54,165	$595	$65	$54,695
Mortgage-backed securities	16,999	568	-	17,567
States & political subdivisions	74,060	1,784	411	75,433
Total Debt Securities	145,224	2,947	476	147,695
Equity securities	6,780	1,006	-	7,786
Total Available-for-Sale	$152,004	$3,953	$476	$155,481

Held-to-Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Mortgage-backed securities	$20,010	$1,636	$-	$21,646
States & political subdivisions	21,030	695	-	21,725
Total Held-to-Maturity	$41,040	$2,331	$-	$43,371

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Mortgage-backed securities	$23,700	$1,281	$-	$24,981
States & political subdivisions	23,151	922	-	24,073
Total Held-to-Maturity	$46,851	$2,203	$-	$49,054

Equity securities at June 30, 2010 and December 31, 2009 consisted primarily of other financial institutions’ stock and Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. Based on current financial information available, management does not believe the FHLB stock value is impaired as of June 30, 2010.

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2010	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less:
U.S. Agency securities	$23,570	$23,903	$-	$-
After one year through five years:
U.S. Agency securities	35,614	36,097	-	-
States & political subdivisions	300	308	-	-
Corporate securities	4,117	4,119	-	-
After five year through ten years:
States & political subdivisions	2,005	2,121	11,803	12,135
After ten years:
States & political subdivisions	61,496	63,284	9,227	9,590
Subtotal	127,102	129,832	21,030	21,725
Mortgage-backed securities	15,417	16,315	20,010	21,646
Total Debt Securities	$142,519	$146,147	$41,040	$43,371

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009, are as follows:

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
States & political subdivisions	$1,605	$32	$696	$14	$2,301	$46
Corporate securities	3,093	4	-	-	3,093	4
Equities	199	67	-	-	199	67
Total	$4,897	$103	$696	$14	$5,593	$117

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$14,259	$65	$-	$-	$14,259	$65
States & political subdivisions	9,212	383	3,817	28	13,029	411
Total	$23,471	$448	$3,817	$28	$27,288	$476

The table at June 30, 2010 includes fifteen (15) securities that have unrealized losses for less than twelve months and two (2) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2009, includes fourteen (14) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Corporate Securities

The unrealized losses on the Company's investments in corporate securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investment in corporate securities consists of corporate bonds guaranteed by the Federal Deposit Insurance Corporation (FDIC). The Company has analyzed its corporate security portfolio and determined that the market value fluctuation in this equity security is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Marketable Equity Securities

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

NOTE 5 — Loan Portfolio

Details regarding the Company’s loan portfolio on June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
As of:	2010	2009
Loans secured by real estate:
Construction and land development	$29,611	$32,910
Secured by 1-4 family residential properties:
Revolving, open-end loans	30,948	31,674
Secured by first liens	239,756	240,615
Secured by junior liens	20,333	21,840
Secured by multi-family properties	7,434	3,969
Secured by non-farm, non-residential properties	180,296	171,995
Commercial and industrial loans to U.S. addressees	30,760	30,743
Loans to individuals for household, family and
other personal expenditures:
Credit card and related plans	3,282	3,365
Other (installment and student loans, etc.)	53,562	56,426
Obligations of states & political subdivisions	9,270	6,873
All other loans	4,486	3,562
Gross Loans	609,738	603,972
Less: Unearned income on loans	2	2
Loans, net of unearned income	$609,736	$603,970

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

NOTE 7 — Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions, as well as other factors, could result in goodwill impairment in future periods. Management has determined that the carrying value of goodwill is not impaired at June 30, 2010.

NOTE 8 — Other Intangible Assets

Intangible assets include the premium assigned to the core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

June 30,
2011	$322
2012	286
2013	249
2014	212
2015	175
2016 and thereafter	332
$1,576

NOTE 9 — Long-Term Debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by a general collateral pledge of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at June 30, 2010 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$29	1.84%	08/28/12	$ 728
90	3.10%	02/28/13	2,763
430	3.74%	03/13/13	13,467
18	2.66%	08/28/14	842
67	3.44%	03/02/15	3,465
13	3.48%	03/31/15	705
10	3.83%	04/02/18	814
186	4.69%	03/13/23	21,441
Total amortizing			44,225
Non-amortizing loans
	2.61%	08/30/10	1,000
	2.88%	02/28/11	2,000
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
Total non-amortizing			23,300
Total long-term debt			$ 67,525

Aggregate maturities of long-term debt at June 30, 2010 are as follows:

June 30,	Principal
2011	$11,458
2012	10,775
2013	14,160
2014	2,686
2015	10,608
Thereafter	17,838
$67,525

NOTE 10 — Employee Benefit Plans

The Company provides, among other benefits, a defined benefit pension plan, currently under curtailment, a post-retirement benefit plan for eligible employees and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Six months ended June 30,	2010	2009	2010	2009
Service cost	$-	$-	$2	$2
Interest cost	355	350	10	10
Expected return on plan assets	(440)	(410)	-	-
Amortization of prior service cost	-	-	4	4
Amortization of net loss (gain)	28	98	-	-
Net periodic pension cost	$(57)	$38	$16	$16

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

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the six months ended June 30, 2010 and 2009 was $261 and $208 respectively.

Under the 2008 Long-Term Incentive Plan, the Company granted restricted stock awards during the six months ended June 30, 2010 and 2009 valued at $0 and $75 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and

Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of June 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2010 and December 31, 2009, the most recent regulatory notifications categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

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

Actual				Regulatory Requirements

				For Capital						To Be
				Adequacy Purposes						"Well Capitalized"
As of June 30, 2010	Amount	Ratio		Amount				Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$96,288	16.58%	>		$46,452		>	8.0%	>	$58,065	>	10.0%
PSB (Bank)	$93,167	16.06%	>		$46,398		>	8.0%	>	$57,997	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$89,788	15.46%	>		$23,226		>	4.0%	>	$34,839	>	6.0%
PSB (Bank)	$86,667	14.94%	>		$23,199		>	4.0%	>	$34,798	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$89,788	10.53%	>	$		*	>	*	>	$42,628	>	5.0%
PSB (Bank)	$86,667	10.22%	>	$		*	>	*	>	$42,417	>	5.0%

PFSC - *3.0% ($25,577), 4.0% ($34,102) or 5.0% ($42,628) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($25,450), 4.0% ($33,933) or 5.0% ($42,417) depending on the bank's CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements

				For Capital						To Be
				Adequacy Purposes						"Well Capitalized"
As of December 31, 2009	Amount	Ratio		Amount				Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$95,492	16.90%	>		$45,198		>	8.0%	>	$56,497	>	10.0%
PSB (Bank)	$92,077	16.31%	>		$45,170		>	8.0%	>	$56,463	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$89,192	15.79%	>		$22,599		>	4.0%	>	$33,898	>	6.0%
PSB (Bank)	$85,777	15.19%	>		$22,585		>	4.0%	>	$33,878	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$89,192	11.48%	>	$		*	>	*	>	$38,846	>	5.0%
PSB (Bank)	$85,777	11.09%	>	$		*	>	*	>	$38,658	>	5.0%

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

The following table summarizes the consideration paid for Old Forge Bank and the identifiable assets acquired and liabilities assumed on the acquisition date.

April 1, 2009
Consideration
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

Acquisition-related costs recorded in the income statement of the acquirer for the year ended December 31, 2009.	$1,550

Acquisition-related costs recorded as an offset to surplus of the acquirer as of December 31, 2009.	$184

Recognized amounts of identifiable assets acquired and liabilities assumed on April 1, 2009 are:

Cash	$4,760
Investments	$32,095
Loans	159,949
Property and equipment	1,576
Core Deposit Intangible	2,027
All other assets	12,193
Identifiable Assets	212,600
Deposits	177,018
Borrowings	5,000
All other liabilities	1,517
Identifiable Liabilities	183,535
Identifiable net assets	29,065
Goodwill	26,398
Total consideration transferred	$55,463

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $166,348 at April 1, 2009.

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired.

Gross amortized cost basis at April 1, 2009	$166,348
Market rate adjustment	640
Credit fair value adjustment in pools of homogeneous loans	(5,648)
Credit fair value adjustment on distressed loans	(1,391)
Fair value of purchased loans at April 1, 2009	$159,949

Pro Forma Income Statement
For the Six Months Ended June 30, 2009

	Penseco
	Financial Services		Old Forge
	Corporation		Bank				Pro Forma
($ = 000's)	6/30/2009		6/30/2009		Adjustments		6/30/2009
INTEREST INCOME
Interest and fees on loans	$15,011		$2,524		184	(a)	$17,719
Interest and dividends on investments	3,766		377		(30)	(b)	4,113
Interest on Federal funds sold	-		1				1
Interest on balances with banks	6		-				6
Total Interest Income	18,783		2,902		154		21,839

INTEREST EXPENSE
Interest on deposits	3,144		897		(92)	(c)	3,949
Interest on borrowed funds	1,601		9				1,610
Total Interest Expense	4,745		906		(92)		5,559
Net Interest Income	14,038		1,996		246		16,280
Provision for loan losses	1,231		75				1,306
Net Interest Income After Provision
for Loan Losses	12,807		1,921		246		14,974

NON-INTERST INCOME
Service charges on deposits	820		80				900
Other non-interest income	4,047		97				4,144
Realized gains (losses) on securities	314		-				314
Total Non-Interest Income	5,181		177				5,358

NON-INTEREST EXPENSES
Salaries and employee benefits	5,727		696				6,423
Expense of premises and equipment	1,608		146				1,754
Other non-interest expenses	5,171		428		61	(d)	5,660
Total Non-Interest Expenses	12,506		1,270		61		13,837

Income before income taxes	5,482		828		185		6,495
Applicable income taxes	1,010		315		63		1,388
Net Income	$4,472	(f)	$513	(f)	$122		$5,107

Earnings Per Common Share	$2.08		$0.92			(e)	$1.56

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$7,617	$146,147	$-	$153,764

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

Other Real Estate Owned

At June 30, 2010, other real estate owned was adjusted to fair values with any impairment charge, included in earnings for the year. Foreclosed real estate, which is considered to be non-financial assets, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of June 30, 2010 are presented below:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance June 30, 2010
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$-	$-	$1,576	$1,576
Goodwill	-	-	26,398	26,398
Other real-estate owned	-	1,269	-	1,269
Total non-financial assets	$-	$1,269	$27,974	$29,243

A reconciliation of items in Level III is as follows:

	Non-Financial Assets
	Core deposit intangible	Goodwill	Real estates sold under contract	Total

Balance, December 31, 2009	$1,751	$26,398	$123	$28,272
Amortization of core deposit intangible	(175)	-	-	(175)
Payments received on real estate sold	-	-	(123)	(123)
Balance, June 30, 2010	$1,576	$26,398	$-	$27,974

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at June 30, 2010 and December 31, 2009 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,513	$13,513	$13,374	$13,374
Investment securities available- for-sale	153,764	153,764	155,481	155,481
Investment securities held-to-maturity	41,040	43,371	46,851	49,054
Loans, net	603,236	615,665	597,670	606,814
Cash surrender value of life insurance	14,644	14,644	14,380	14,380
Demand deposits	434,005	434,005	439,515	439,515
Time deposits	220,263	222,332	205,919	208,205
Short-term borrowings	31,746	31,746	45,598	45,598
Long-term borrowings	67,525	71,034	68,094	69,853

Standby Letters of Credit	$(162)	$(162)	$(161)	$(161)

PART I.  FINANCIAL INFORMATION,  Item 2 —

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the “Company”) and its subsidiary, Penn Security Bank and Trust Company (the “Bank”), at June 30, 2010 and for the three and six month periods ended June 30, 2010 and June 30, 2009. All information is presented in thousands of dollars, except as indicated. The Company consummated the acquisition of Old Forge Bank on April 1, 2009 (the “Merger”). Therefore, the operating results for Old Forge Bank for the three month period ended March 31, 2009 are not included herein. See Note 12 of the “Notes to Consolidated Financial Statements” for the presentation of the pro forma results of the Company for the six months ended June 30, 2009.

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

Goodwill – Goodwill arose in connection with the Merger. It is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professional evaluation of the Company value as of December 31, 2009. The evaluation disclosed that the fair value of the Company stock is approximately 43% above book value, considering both income and market approaches. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part 1A of the Company’s most recent Annual Report on Form 10-K. Based on the above, management has determined that the carrying value of goodwill has not been impaired at June 30, 2010.

Non-GAAP Financial Measures

Certain financial measures for 2009 contained in this Form 10-Q exclude costs related to the Company’s acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above referenced items have not been determined in accordance with GAAP and are therefore non-GAAP financial measures. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

Merger costs of $215 and $1,550 in the three months and six months ended June 30, 2009, respectively, related to the acquisition of Old Forge Bank consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

NON-GAAP RECONCILIATION SCHEDULE
PENSECO FINANCIAL SERVICES CORPORATION
(unaudited)
(in thousands)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

	Three Months Ended
	June 30,
	2010	2009	Change
Net interest income after provision for loan losses	$7,786	$7,805	$(19)
Non-interest income	2,873	2,771	102
Non-interest expense	(6,805)	(6,932)	127
Income tax (provision) benefit	(838)	(775)	(63)
Net income	3,016	2,869	147

Adjustments
Non-interest expense
Merger related costs	-	215	(215)
Total Adjustments pre-tax	-	215	(215)
Income tax provision (benefit)1	-	73	(73)
After tax adjustments to GAAP	-	142	(142)
Adjusted net income	$3,016	$3,011	$5

Return on Average Assets	1.37%	1.42%
Return on Average Equity	10.00%	10.49%
Dividend Payout Ratio	45.65%	45.65%

1 Income tax effect calculation is 34% except for the portion of the merger costs that are non-deductible.

Return on average equity (ROE) and return on average assets (ROA) for the three months ended June 30, 2010 was 10.00% and 1.37%, respectively. ROE was 10.00% (10.49% excluding the Merger costs) and ROA was 1.35% (1.42% excluding the Merger costs) for the same period last year. The dividend payout ratio was 45.65% and was 47.73% (45.65% excluding the Merger costs) for the same period last year.

	Six Months Ended
	June 30,
	2010	2009	Change
Net interest income after provision for loan losses	$15,909	$12,807	$3,102
Non-interest income	5,584	5,181	403
Non-interest expense	(13,842)	(14,056)	214
Income tax benefit (provision)	(1,654)	(622)	(1,032)
Net income	5,997	3,310	2,687

Adjustments
Non-interest expense
Merger related costs	-	1,550	(1,550)
Total Adjustments pre-tax	-	1,550	(1,550)
Income tax provision (benefit)2	-	527	(527)
After tax adjustments to GAAP	-	1,023	(1,023)
Adjusted net income	$5,997	$4,333	$1,664

Return on Average Assets	1.36%	1.17%
Return on Average Equity	10.02%	9.15%
Dividend Payout Ratio	45.90%	52.50%

2 Income tax effect calculation is 34% except for the portion of the merger costs that are non-deductible.

Return on average equity (ROE) and return on average assets (ROA) for the six months ended June 30, 2010 was 10.02% and 1.36%, respectively. ROE was 6.99% (9.15% excluding the Merger costs) and ROA was 0.89% (1.17% excluding the Merger costs) for the same period last year. The dividend payout ratio was 45.90% and was 68.85% (52.50% excluding the Merger costs) for the same period last year.

Executive Summary

The Company reported an increase in net income of $147 for the three months ended June 30, 2010 to $3,016 or $0.92 per share compared with $2,869 or $0.88 per share from the year ago period. Pre-provision net interest income increased $283 or 3.5%. Net interest income, after provision for loan losses, decreased $19 or 0.2% during the 2010 period, partly from a $302 increase in the provision for loan losses, along with reduced interest and fees on loans, investment income and reduced interest expense from lower funding costs. The ratio of the allowance for loan losses to total loans stood at 1.07% and 1.03% as of June 30, 2010 and 2009, respectively. Non-interest income increased $102 or 3.7% primarily as a result of higher service charges on deposit accounts and other fee income. Non-interest expenses decreased $127 or 1.8%, mainly from a reduction of $215 in costs associated with the Merger and reduced salaries and employee benefits expenses, offset by increased operating expenses and increased FDIC insurance assessments of $86.

The Company reported an increase in net income of $2,687 for the six months ended June 30, 2010 to $5,997 or $1.83 per share compared with $3,310 or $1.22 per weighted average share from the year ago period. The increase in net income was primarily attributed to a reduction of $366 in the provision for loan losses and a reduction of $1,550 in Merger related costs associated with the acquisition of Old Forge Bank. Net interest income, after provision for loan losses, increased $3,102 or 24.2% for the six months ended June 30, 2010 largely due to increased interest and fees on loans as a result of the Merger which was completed on April 1, 2009, offset by a reduction in deposit costs.

Net income from core operations (“operating earnings”), which is a non-GAAP measure of net income, increased $1,664 for the six months ended June 30, 2010 to $5,997 compared to $4,333 for the same period of 2009. Operating earnings for the six months ended June 30, 2010 have been positively impacted by the Merger. A reconciliation of the non-GAAP financial measures of operating earnings, operating return on assets, operating return on equity and dividend payout ratio are described within the non-GAAP reconciliation schedule included within this Quarterly Report on Form 10-Q.

Net income from accretion and amortization of acquisition date fair value adjustments included in the financial results during the period indicated are as follows:

Six Months Ended
June 30, 2010
Homogeneous loan pools	$497
Time deposits	163
Core deposit intangible expense	(175)
Net income from acquisition fair value adjustment	$485

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

Net interest income before provision for loan losses increased $283 or 3.5% to $8,323 for the three months ended June 30, 2010 compared to $8,040 for the three months ended June 30, 2009. The average yield on interest earning assets decreased 36 basis points or 6.2%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended June 30, 2010, net interest margin increased 1 basis point to 4.14% from 4.13% in the same period of 2009.

Total average interest earning assets and average interest bearing funds increased during the three months ended June 30, 2010 and 2009, respectively. Average interest earning assets increased $26.6 million or 3.4%, from $778.0 million in 2009 to $804.6 million in 2010 and average interest bearing funds increased $12.9 million, or 2.1%, from $627.4 million to $640.3 million for the same period. Average long-term borrowings decreased a net of $3.2 million or 4.7% during the three months ended June 30, 2010 from year ago levels. As a percentage of average assets, average earning assets, including bank-owned life insurance (BOLI) remained relatively unchanged for the three months ended June 30, 2010 and 2009, respectively.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended June 30, 2010 and 2009. Average loans as a percentage of average interest earning assets decreased from 75.9% in 2009 to 75.5% in 2010. Average investments increased $11.0 million year over year and increased as a percentage of interest earning assets to 24.1% at June 30, 2010 from 23.5% at June 30, 2009. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased as a percentage of average assets to 0.3% at June 30, 2010 from 0.6% at June 30, 2009. Average time deposits increased $14.3 million or 7.1% from $202.0 million or 32.2% of interest bearing liabilities in 2009 to $216.3 million or 33.8% of interest bearing liabilities for the 2010 period. In addition, during the three months ended June 30, 2010, average repurchase agreements decreased $6.5 million, average short-term borrowings decreased $2.7 million and average long-term borrowings decreased $3.2 million or 4.7% when compared to the prior year period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 79 basis points from 5.68% for the three months ended June 30, 2009 to 4.89% for the three months ended June 30, 2010. Also, average loan yields decreased 25 basis points from 5.91% for the three months ended June 30, 2009 to 5.66% for the three months ended June 30, 2010.

The average time deposit costs decreased 58 basis points from 2.51% for the three months ended June 30, 2009 to 1.93% for the three months ended June 30, 2010. In addition, the average cost of money market accounts decreased 55 basis points from 1.15% for the three months ended June 30, 2009 to 0.60% for the three months ended June 30, 2010.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended June 30, 2010 and June 30, 2009.

	June 30, 2010			June 30, 2009
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$70,743	$450	2.54%	$59,519	$517	3.47%
States & political subdivisions	72,164	816	6.85%	58,292	755	7.85%
Federal Home Loan Bank stock	6,402	-	-	6,330	-	-
Other	2,679	12	1.79%	1,490	8	2.15%
Held-to-maturity:
U.S. Agency obligations	20,777	254	4.89%	29,273	355	4.85%
States & political subdivisions	21,208	278	7.94%	28,059	378	8.16%
Loans, net of unearned income:
Real estate mortgages	329,096	4,305	5.23%	340,371	4,797	5.64%
Commercial real estate	176,038	2,259	5.13%	156,079	2,068	5.30%
Commercial	31,669	517	6.53%	26,117	354	5.42%
Consumer and other	71,038	1,527	8.60%	67,847	1,508	8.89%
Federal funds sold	-	-	-	-	-	-
Interest on balances with banks	2,787	2	0.29%	4,649	3	0.26%
Total Interest Earning Assets/
Total Interest Income	804,601	$10,420	5.46%	778,026	$10,743	5.82%
Cash and due from banks	10,243			11,334
Bank premises and equipment	12,759			12,351
Accrued interest receivable	3,779			3,919
Goodwill	26,398			26,398
Cash surrender value of life insurance	14,567			14,054
Other assets	13,632			10,433
Less: Allowance for loan losses	6,412			6,405
Total Assets	$879,567			$850,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand-Interest bearing	$69,986	$84	0.48%	$68,242	$132	0.77%
Savings	114,906	81	0.28%	111,265	116	0.42%
Money markets	141,897	212	0.60%	141,500	407	1.15%
Time - Over $100	94,343	532	2.26%	69,730	482	2.76%
Time - Other	121,931	509	1.67%	132,256	786	2.38%
Federal funds purchased	7,026	10	0.57%	1,918	3	0.63%
Repurchase agreements	18,319	41	0.90%	24,752	96	1.55%
Short-term borrowings	6,535	8	0.49%	9,204	13	0.56%
Long-term borrowings	65,334	620	3.80%	68,547	668	3.90%
Total Interest Bearing Liabilities/
Total Interest Expense	640,277	$2,097	1.31%	627,414	$2,703	1.72%
Demand - Non-interest bearing	110,746			100,603
All other liabilities	7,950			7,296
Stockholders' equity	120,594			114,797
Total Liabilities and
Stockholders' Equity	$879,567			$850,110
Interest Spread			4.15%			4.10%
Net Interest Income		$8,323			$8,040
FINANCIAL RATIOS
Net interest margin			4.14%			4.13%
Return on average assets			1.37%			1.35%
Return on average equity			10.00%			10.00%
Average equity to average assets			13.71%			13.50%
Dividend payout ratio			45.65%			47.73%

Net interest income before provision for loan losses increased $2,736 or 19.5% to $16,774 for the six months ended June 30, 2010, compared to $14,038 for the six months ended June 30, 2009. The average yield on interest earning assets decreased 25 basis points or 4.4%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the six months ended June 30, 2010, net interest margin was 4.16%, an increase of 9 basis points from 4.07% in the same period of 2009.

Total average interest earning assets and average interest bearing funds increased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Average interest earning assets increased $116.4 million or 16.9%, from $689.7 million in 2009 to $806.1 million in 2010 and average interest bearing funds increased $91.2 million, or 16.5%, from $552.9 million to $644.1 million for the same period. As a percentage of average assets, average earning assets, including BOLI, decreased to 93.2% for the six months ended June 30, 2010 from 94.6% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the six months ended June 30, 2010 and 2009. Average loans as a percentage of average interest earning assets increased from 74.5% in 2009 to 75.2% in 2010. Average investments increased $24.6 million year over year and decreased as a percentage of average interest earning assets to 24.5% at June 30, 2010 from 25.0% at June 30, 2009. Average short-term investments, federal funds sold and interest bearing balances with banks, decreased as a percentage of average assets to 0.3% at June 30, 2010 from 0.5% at June 30, 2009. Average time deposits increased $56.1 million or 35.8% from 28.3% of interest bearing liabilities in 2009 to 33.0% of interest bearing liabilities for the 2010 period. In addition, during the six months ended June 30, 2010, average federal funds purchased increased $4.0 million, average repurchase agreements decreased $8.7 million, average short-term borrowings increased $1.4 million and average long-term borrowings decreased $4.3 million when compared to the prior year period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 65 basis points from 5.55% for the six months ended June 30, 2009 to 4.90% for the six months ended June 30, 2010. Also, average loan yields decreased 14 basis points, from 5.85% for the six months ended June 30, 2009 to 5.71% for the same period of 2010.

The average time deposit costs decreased 71 basis points from 2.62% for the six months ended June 30, 2009 to 1.91% for the six months ended June 30, 2010, along with the average cost of money market accounts decreasing 46 basis points from 1.09% for the six months ended June 30, 2009 to 0.63% for the six months ended June 30, 2010.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the six months ended June 30, 2010 and June 30, 2009.

	June 30, 2010			June 30, 2009
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$71,038	$906	2.55%	$56,061	$1,015	3.62%
States & political subdivisions	73,803	1,660	6.82%	49,708	1,229	7.49%
Federal Home Loan Bank stock	6,402	-	-	5,949	-	-
Other	2,302	23	2.00%	1,375	22	3.20%
Held-to-maturity:
U.S. Agency obligations	21,730	517	4.76%	30,905	735	4.76%
States & political subdivisions	21,896	573	7.93%	28,644	765	8.09%
Loans, net of unearned income:
Real estate mortgages	330,390	8,749	5.30%	307,334	8,770	5.71%
Commercial real estate	174,155	4,452	5.11%	128,939	3,508	5.44%
Commercial	30,123	1,030	6.84%	25,535	698	5.47%
Consumer and other	71,535	3,063	8.56%	51,781	2,035	7.86%
Federal funds sold	-	-	-	-	-	-
Interest on balances with banks	2,773	4	0.29%	3,474	6	0.35%
Total Interest Earning Assets/
Total Interest Income	806,147	$20,977	5.49%	689,705	$18,783	5.74%
Cash and due from banks	10,389			9,700
Bank premises and equipment	12,577			11,435
Accrued interest receivable	3,834			3,609
Goodwill	26,398			13,199
Cash surrender value of life insurance	14,497			10,884
Other assets	13,202			7,698
Less: Allowance for loan losses	6,328			5,830
Total Assets	$880,716			$740,400
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand-Interest bearing	$69,690	$178	0.51%	$60,125	$189	0.63%
Savings	113,551	164	0.29%	93,114	191	0.41%
Money markets	142,872	449	0.63%	130,147	712	1.09%
Time - Over $100	88,765	965	2.17%	54,244	760	2.80%
Time - Other	123,818	1,069	1.73%	102,209	1,292	2.53%
Repurchase agreements	18,447	83	0.90%	27,148	204	1.50%
Federal funds purchased	7,872	22	0.56%	3,921	11	0.56%
Short-term borrowings	13,372	26	0.39%	12,012	34	0.57%
Long-term borrowings	65,698	1,247	3.80%	69,985	1,352	3.86%
Total Interest Bearing Liabilities/
Total Interest Expense	644,085	$4,203	1.31%	552,905	$4,745	1.72%
Demand - Non-interest bearing	109,103			86,808
All other liabilities	7,866			6,002
Stockholders' equity	119,662			94,685
Total Liabilities and
Stockholders' Equity	$880,716			$740,400
Interest Spread			4.18%			4.02%
Net Interest Income		$16,774			$14,038
FINANCIAL RATIOS
Net interest margin			4.16%			4.07%
Return on average assets			1.36%			0.89%
Return on average equity			10.02%			6.99%
Average equity to average assets			13.59%			12.79%
Dividend payout ratio			45.90%			68.85%

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

Federal Home Loan Bank Stock Impairment Evaluation

The Company's banking subsidiary, Penn Security Bank, is required to maintain certain amounts of FHLB stock in order to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. FHLB stock is less liquid than other tradable equity securities and the fair value is equal to cost. No impairment write-downs have been recorded on FHLB stock during 2010 or 2009.

The FHLB indefinitely suspended its stock repurchase and dividend payments during December 2008. A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB Pittsburgh capital stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB Pittsburgh must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. Based on current financial information available, management does not believe the FHLB stock value is impaired as of June 30, 2010.

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

The provision for loan losses increased $302 from $235 for the three months ended June 30, 2009 to $537 for the three months ended June 30, 2010, based on management’s ongoing valuation of the loan portfolio. Loans charged off totaled $542 and recoveries were $5 for the three months ended June 30, 2010. In the same period of 2009, loans charged off totaled $237 and recoveries were $2. For the six months ended June 30, 2010, the provision for loan losses was $865, a decrease from $1,231 in the first six months of 2009. Loans charged-off totaled $673 and recoveries were $8 for the six months ended June 30, 2010. In the same period of 2009, loans charged off totaled $459 and recoveries were $3. The allowance for loan losses at June 30, 2010 was $6,500 or 1.07% of total loans compared to $6,300 or 1.04% of total loans at December 31, 2009 and $6,050 or 1.03% of total loans at June 30, 2009.

The components of the allowance for credit losses are as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Allowance for loan losses	$6,500	$6,300	$6,050
Credit fair value adjustment on purchased loans	5,192	5,795	6,725
Allowance for credit losses	$11,692	$12,095	$12,775

Allowance for credit losses to period end loans	1.90%	1.98%	2.17%

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

These loans are typically secured by real estate to minimize this risk. At June 30, 2010 management believes the loan loss reserve is adequate to manage the risk inherent in the loan portfolio due to today’s economic environment.

The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended June 30, 2010 and June 30, 2009, respectively:

	June 30,	June 30,
Three Months Ended:	2010	2009
Trust department income	$337	$375
Service charges on deposit accounts	563	481
Merchant transaction income	875	841
Brokerage fee income	92	79
Other fee income	413	331
Bank-owned life insurance income	130	132
Other operating income	172	218
Realized gains (losses) on securities, net	291	314
Total Non-Interest Income	$2,873	$2,771

Total non-interest income increased $102 or 3.7% to $2,873 for the three months ended June 30, 2010, compared with $2,771 for the same period in 2009. Trust department income decreased $38 or 10.1% due to a decrease in the market value of trust assets. Service charges on deposit accounts increased $82 or 17.0% primarily due to the increased number of accounts and increased service charge activity. Brokerage fee income increased $13 or 16.5% mostly due to the volume of investor activity. Other fee income increased $82 or 24.8% mainly from increased debit card discounts related to the increased number of accounts. Other operating income decreased $46 or 21.1% largely due to a reduction of gains on the sale of low yielding long-term fixed rate real estate loans.

The following table sets forth information by category of non-interest income for the Company for the six months ended June 30, 2010 and June 30, 2009, respectively:

	June 30,	June 30,
Six Months Ended:	2010	2009
Trust department income	$717	$685
Service charges on deposit accounts	1,095	820
Merchant transaction income	2,069	2,049
Brokerage fee income	162	196
Other fee income	763	618
Bank-owned life insurance income	252	211
Other operating income	233	288
Realized gains (losses) on securities, net	293	314
Total Non-Interest Income	$5,584	$5,181

Total non-interest income increased $403 or 7.8% to $5,584 for the six months ended June 30, 2010, compared with $5,181 for the same period in 2009. Trust department income increased $32 or 4.7% due to increased business. Service charges on deposit accounts increased $275 or 33.5% primarily due to the increased number of accounts and increased service charge activity. Brokerage fee income decreased $34 or 17.3% mostly due to a lower volume of investor activity. Other fee income increased $145 or 23.5% mainly from increased debit card discounts related to the increased number of accounts. Bank-owned life insurance income increased $41 or 19.4% due to the Merger. Other operating income decreased $55 or 19.1% largely due to a reduction of gains on the sale of low yielding long-term fixed rate real estate loans.

Non-Interest Expenses

The following table sets forth information by category of non-interest expenses for the Company for the three months ended June 30, 2010 and June 30, 2009, respectively:

	June 30,	June 30,
Three Months Ended:	2010	2009
Salaries and employee benefits	$3,092	$3,249
Expense of premises and fixed assets	835	817
Merchant transaction expenses	639	605
Merger related costs	-	215
FDIC insurance assessments	370	284
Other operating expenses	1,869	1,762
Total Non-Interest Expenses	$6,805	$6,932

Total non-interest expenses decreased $127 or 1.8% to $6,805 for the three months ended June 30, 2010 compared with $6,932 for the same period of 2009. Salaries and employee benefits expense decreased $157 or 4.8% mainly due to reduced pension expense and unemployment taxes. Merchant transaction expenses increased $34 or 5.6% due to higher transaction volume. Merger related costs, which consisted in 2009 of severance payments and stay bonuses to key employees of Old Forge Bank to help with the transition and conversion process, decreased $215. FDIC insurance assessments increased $86 or 30.3% in 2010. Other operating expenses increased $107 or 6.1% mostly from amortization of core deposit intangible expense of $83 and increased general operating expenses.

The following table sets forth information by category of non-interest expenses for the Company for the six months ended June 30, 2010 and June 30, 2009, respectively:

	June 30,	June 30,
Six Months Ended:	2010	2009
Salaries and employee benefits	$6,265	$5,727
Expense of premises and fixed assets	1,785	1,608
Merchant transaction expenses	1,450	1,462
Merger related costs	-	1,550
FDIC insurance assessments	636	445
Other operating expenses	3,706	3,264
Total Non-Interest Expenses	$13,842	$14,056

Total non-interest expenses decreased $214 or 1.5% to $13,842 for the six months ended June 30, 2010 compared with $14,056 for the same period of 2009. Salaries and employee benefits expense increased $538 or 9.4% mainly due to increased salaries resulting from additional employees as a result of the Merger. Expense of premises and fixed assets increased $177 or 11.0% due to information technology system upgrades along with additional depreciation as a result of the Merger. Merger related costs decreased $1,550, which consisted in 2009 of computer and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429, severance payments of $450 and stay bonuses of $65. FDIC insurance assessments increased $191 or 42.9% in 2010. Other operating expenses increased $442 or 13.5% partly from amortization of core deposit intangible expense of $175, increased professional services of $105, increased advertising of $48, along with increased general operating expenses.

Income Taxes

Applicable income taxes increased $63 or 8.1% for the three months ended June 30, 2010 due to overall higher income and the effect of $215 of costs associated with the Merger recorded in the second quarter of 2009. Also, applicable income taxes increased $1,032 or 165.9% during the first six months of 2010 primarily due to the effect of $1,550 of costs associated with the Merger recorded during the first six months of 2009, along with overall higher income.

Loan Portfolio

Details regarding the Company’s loan portfolio on June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
As of:	2010	2009
Real estate - construction and land development	$29,611	$32,910
Real estate mortgages	478,767	470,093
Commercial	30,760	30,743
Credit card and related plans	3,282	3,365
Installment and other	58,046	59,986
Obligations of states & political subdivisions	9,270	6,873
Loans, net of unearned income	609,736	603,970
Less: Allowance for loan losses	6,500	6,300
Loans, net	$603,236	$597,670

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio primarily consists of residential and commercial mortgage loans, secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

The mortgage loan portfolio continues to be the largest component of the loan portfolio, representing 83.4% and 83.3% of total loans at June 30, 2010 and December 31, 2009, respectively. However, recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. Accordingly, we expect that loan growth may be slower than historically expected.

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

The allowance for loan loss as a percentage of loans was 1.07% at June 30, 2010, compared to 1.04% at December 31, 2009 and 1.03% at June 30, 2009. The allowance for credit losses, which includes the allowance for loan loss and the credit fair value adjustment on loans purchased, provides an allowance for credit loss as a percentage of period end loans of 1.90% at June 30, 2010 compared to 1.98% at December 31, 2009 and 2.17% at June 30, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance with current accounting standards for business combinations.

The components of the allowance for credit losses are as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Allowance for loan losses	$6,500	$6,300	$6,050
Credit fair value adjustment on purchased loans	5,192	5,795	6,725
Allowance for credit losses	$11,692	$12,095	$12,775

Allowance for credit losses to period end loans	1.90%	1.98%	2.17%

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

	June 30,	December 31,	June 30,
As of:	2010	2009	2009
Non-accrual loans
Secured by real estate	$2,104	$1,945	$1,650
Commercial loans	569	199	941
Consumer loans	149	195	140
Total non-performing loans	$2,822	$2,339	$2,731
Other real estate owned	1,269	405	560
Total non-performing assets	$4,091	$2,744	$3,291

Loans past due 90 days or more and accruing:
Secured by real estate	$555	$1,456	$754
Guaranteed student loans	185	218	223
Credit card loans	26	9	6
Commercial loans	-	-	-
Consumer loans	26	14	2
Total loans past due 90 days or more and accruing	$792	$1,697	$985

Non-performing loans to period end loans	0.46%	0.39%	0.47%
Total loans past due 90 days or more and accruing to period end loans	0.13%	0.28%	0.17%
Non-performing assets to period end assets	0.46%	0.31%	0.39%

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

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,822 or 0.46% of loans at June 30, 2010, representing an increase of $91 from $2,731 or 0.47% of loans at June 30, 2009 and an increase of $483 from $2,339 or 0.39% of loans at December 31, 2009. If interest on those loans had been accrued, such income would have been $369 and $336 for the six months ended June 30, 2010 and June 30, 2009, respectively. Interest income on those loans, which is recorded only when received, amounted to $61 and $35 for the six months ended June 30, 2010 and June 30, 2009, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. At June 30, 2010, the Company had $7.6 million of TERI loans out of a total student loan portfolio of $17.4 million. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At June 30, 2010 there was $66 of such loans placed on non-accrual status.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

The Company has seen an increase in the ratio of non-performing assets to period end assets which is 0.46% at June 30, 2010 and 0.39% at June 30, 2009, as well as an increase in the ratio of net charge-offs to average loans which is 0.11% for the six months ended June 30, 2010 compared to 0.09% for the six months ended June 30, 2009.

For other real estate owned, management obtains independent appraisals for significant properties and makes an adequate provision for loan loss adjustment.

Loan Loss Experience

The following tables present the Company’s loan loss experience during the periods indicated:

	June 30,	June 30,
Three Months Ended:	2010	2009
Balance at beginning of period	$6,500	$6,050
Charge-offs:
Real estate mortgages	8	146
Commercial and all others	416	-
Credit card and related plans	27	22
Installment loans	91	69
Total charge-offs	542	237
Recoveries:
Real estate mortgages	1	-
Commercial and all others	-	-
Credit card and related plans	1	-
Installment loans	3	2
Total recoveries	5	2
Net charge-offs (recoveries)	537	235
Provision charged to operations	537	235
Balance at End of Period	$6,500	$6,050
Ratio of net charge-offs (recoveries)
to average loans outstanding	0.09%	0.04%

	June 30,	June 30,
Six Months Ended:	2010	2009
Balance at beginning of period	$6,300	$5,275
Charge-offs:
Real estate mortgages	12	308
Commercial and all others	416	-
Credit card and related plans	38	37
Installment loans	207	114
Total charge-offs	673	459
Recoveries:
Real estate mortgages	1	-
Commercial and all others	-	-
Credit card and related plans	1	1
Installment loans	6	2
Total recoveries	8	3
Net charge-offs (recoveries)	665	456
Provision charged to operations	865	1,231
Balance at End of Period	$6,500	$6,050
Ratio of net charge-offs (recoveries)
to average loans outstanding	0.11%	0.09%

The allowance for loan losses at June 30, 2010 was $6,500 or 1.07% of total loans compared to $6,300 or 1.04% of total loans at December 31, 2009 and $6,050 or 1.03% of total loans at June 30, 2009.

The allowance for loan losses is allocated as follows:

As of:	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	% *	Amount	% *	Amount	% *
Real estate mortgages	$1,200	83%	$1,200	86%	$1,200	83%
Commercial and all others	4,200	5%	4,000	6%	4,000	4%
Credit card and related plans	350	1%	350	1%	325	1%
Personal installment loans	750	11%	750	7%	525	12%
Total	$6,500	100%	$6,300	100%	$6,050	100%

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At June 30, 2010 the Company had $226,306 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $19,046 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $36,952, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

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

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At June 30, 2010, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,785.

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

The Company’s total risk-based capital ratio was 16.58% at June 30, 2010. The Company’s risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended June  30, 2010 have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
(Principal Executive Officer
Dated: August 5, 2010

PENSECO FINANCIAL SERVICES CORPORATION

By: /s/ Patrick Scanlon
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer
Dated: August 5, 2010