Form 10-Q
period 2010-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2010-11-08
CIK 1054508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

__________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on October 21, 2010 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION,  Item 1 —  Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$13,000	$11,100
Interest bearing balances with banks	2,581	2,274
Federal funds sold	-	-
Cash and Cash Equivalents	15,581	13,374
Investment securities:
Available-for-sale, at fair value	156,933	149,079
Held-to-maturity (fair value of $39,839
and $49,054, respectively)	37,928	46,851
Total Investment Securities	194,861	195,930
Loans, net of unearned income	620,553	603,970
Less: Allowance for loan losses	6,500	6,300
Loans, Net	614,053	597,670

Bank premises and equipment	13,314	12,396
Other real estate owned	925	528
Accrued interest receivable	3,673	4,317
Goodwill	26,398	26,398
Cash surrender value of life insurance	15,226	14,380
Federal Home Loan Bank stock	6,402	6,402
Other assets	10,149	11,932
Total Assets	$900,582	$883,327

LIABILITIES
Deposits:
Non-interest bearing	$113,746	$109,855
Interest bearing	563,765	535,579
Total Deposits	677,511	645,434
Other borrowed funds:
Repurchase agreements	21,972	18,168
Short-term borrowings	143	27,430
Long-term borrowings	70,940	68,094
Accrued interest payable	1,143	1,317
Other liabilities	5,100	5,487
Total Liabilities	776,809	765,930

STOCKHOLDERS' EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized,
3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	72,999	68,086
Accumulated other comprehensive income	1,876	413
Total Stockholders' Equity	123,773	117,397
Total Liabilities and Stockholders' Equity	$900,582	$883,327

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
INTEREST INCOME
Interest and fees on loans	$8,690	$8,718
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	706	800
States & political subdivisions	999	1,216
Other securities	15	8
Interest on Federal funds sold	-	-
Interest on balances with banks	2	3
Total Interest Income	10,412	10,745
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	621	507
Interest on other deposits	818	1,376
Interest on other borrowed funds	676	719
Total Interest Expense	2,115	2,602
Net Interest Income	8,297	8,143
Provision for loan losses	858	342
Net Interest Income After Provision for Loan Losses	7,439	7,801
NON-INTEREST INCOME
Trust department income	400	369
Service charges on deposit accounts	537	546
Merchant transaction income	1,597	1,564
Brokerage fee income	98	93
Other fee income	378	398
Bank-owned life insurance income	132	132
Other operating income	248	14
Realized gains (losses) on securities, net	248	27
Total Non-Interest Income	3,638	3,143
NON-INTEREST EXPENSES
Salaries and employee benefits	3,177	3,224
Expense of premises and fixed assets	888	827
Merchant transaction expenses	1,089	1,061
Merger related costs	-	-
FDIC insurance assessments	256	127
Other operating expenses	1,791	1,798
Total Non-Interest Expenses	7,201	7,037
Income before income taxes	3,876	3,907
Applicable income taxes	832	812
Net Income	$3,044	$3,095
Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$0.93	$0.94
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
INTEREST INCOME
Interest and fees on loans	$25,984	$23,729
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	2,129	2,550
States & political subdivisions	3,232	3,210
Other securities	38	30
Interest on Federal funds sold	-	-
Interest on balances with banks	6	9
Total Interest Income	31,389	29,528
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	1,586	1,267
Interest on other deposits	2,678	3,760
Interest on other borrowed funds	2,054	2,320
Total Interest Expense	6,318	7,347
Net Interest Income	25,071	22,181
Provision for loan losses	1,723	1,573
Net Interest Income After Provision for Loan Losses	23,348	20,608
NON-INTEREST INCOME
Trust department income	1,117	1,054
Service charges on deposit accounts	1,632	1,366
Merchant transaction income	3,666	3,613
Brokerage fee income	260	289
Other fee income	1,141	1,016
Bank-owned life insurance income	384	343
Other operating income	481	302
Realized gains (losses) on securities, net	541	341
Total Non-Interest Income	9,222	8,324
NON-INTEREST EXPENSES
Salaries and employee benefits	9,442	8,951
Expense of premises and fixed assets	2,673	2,435
Merchant transaction expenses	2,539	2,523
Merger related costs	-	1,550
FDIC insurance assessments	892	571
Other operating expenses	5,497	5,063
Total Non-Interest Expenses	21,043	21,093
Income before income taxes	11,527	7,839
Applicable income taxes	2,486	1,434
Net Income	$9,041	$6,405

Weighted average shares outstanding	3,276,079	2,900,053

Earnings per Common Share	$2.76	$2.21

Cash Dividends Declared Per Common Share	$1.26	$1.26

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)
(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, June 30, 2009	$33	$48,865	$65,777	$(1,462)	$113,213

Comprehensive income:
Net income	-	-	3,095	-	3,095
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	2,292	2,292
Other comprehensive income				2,292	2,292

Comprehensive income					5,387

Cash dividends declared ($0.42 per share)	-	-	(1,377)	-	(1,377)

Balance, September 30, 2009	$33	$48,865	$67,495	$830	$117,223

Balance, June 30, 2010	$33	$48,865	$71,330	$880	$121,108

Comprehensive income:
Net income	-	-	3,044	-	3,044
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	996	996
Other comprehensive income				996	996

Comprehensive income					4,040

Cash dividends declared ($0.42 per share)	-	-	(1,375)	-	(1,375)

Balance, September 30, 2010	$33	$48,865	$72,999	$1,876	$123,773

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)
(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2008	$21	$10,819	$64,745	$(1,943)	$73,642

Fair value of consideration exchanged in merger	12	38,046	-	-	38,058

Comprehensive income:
Net income	-	-	6,405	-	6,405
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	2,773	2,773
Other comprehensive income				2,773	2,773

Comprehensive income					9,178

Cash dividends declared ($1.26 per share)	-	-	(3,655)	-	(3,655)

Balance, September 30, 2009	$33	$48,865	$67,495	$830	$117,223

Balance, December 31, 2009	$33	$48,865	$68,086	$413	$117,397

Comprehensive income:
Net income	-	-	9,041	-	9,041
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	1,463	1,463
Other comprehensive income				1,463	1,463

Comprehensive income					10,504

Cash dividends declared ($1.26 per share)	-	-	(4,128)	-	(4,128)

Balance, September 30, 2010	$33	$48,865	$72,999	$1,876	$123,773

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net Income	$9,041	$6,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	803	730
Provision for loan losses	1,723	1,573
Deferred income tax provision (benefit)	222	(381)
Amortization of securities, (net of accretion)	365	346
Net realized (gains) losses on securities	(541)	(341)
(Gain) loss on other real estate	(11)	52
Decrease (increase) in interest receivable	644	297
(Increase) decrease in cash surrender value of life insurance	(846)	(343)
Decrease (increase) in other assets	1,561	2,012
Increase (decrease) in income taxes payable	1,238	1,284
(Decrease) increase in interest payable	(174)	(194)
(Decrease) increase in other liabilities	(3,692)	77
Net cash provided (used) by operating activities	10,333	11,517
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(26,773)	(51,018)
Purchase of investment securities to be held-to-maturity	-	-
Proceeds from sales and maturities of investment securities available-for-sale	18,245	29,561
Proceeds from sales and maturities of investment securities held-to-maturity	3,644	-
Proceeds from repayments of investment securities available-for-sale	3,157	3,252
Proceeds from repayments of investment securities held-to-maturity	5,187	10,540
Net loans (originated) repaid	(17,766)	2,289
Proceeds from other real estate	589	480
Investment in premises and equipment	(1,721)	(921)
Net cash received (paid) in merger	-	(12,645)
Net cash (used) provided by investing activities	(15,438)	(18,462)
FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	2,323	20,598
Net proceeds (payments) on time deposits	29,754	14,706
Increase (decrease) in repurchase agreements	3,804	(4,051)
Net (decrease) increase in short-term borrowings	(27,287)	(11,230)
Increase in long-term borrowings	12,800	3,000
Payments on long-term borrowings	(9,954)	(9,848)
Cash dividends paid	(4,128)	(3,655)
Net cash provided (used) by financing activities	7,312	9,520
Net increase (decrease) in cash and cash equivalents	2,207	2,575
Cash and cash equivalents at January 1	13,374	9,355
Cash and cash equivalents at June 30	$15,581	$11,930

The Company paid interest and income taxes of $6,492 and $1,800 and $7,125 and $122 for the nine months ended September 30, 2010 and 2009, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010
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

NOTE 4 — Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 5 — Investment Securities

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

The amortized cost and fair value of investment securities at September 30, 2010 and December 31, 2009 are as follows:

Available-for-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
U.S. Agency securities	$69,150	$886	$-	$70,036
Mortgage-backed securities	13,854	791	-	14,645
States & political subdivisions	63,600	3,626	6	67,220
Corporate securities	4,097	15	-	4,112
Total Debt Securities	150,701	5,318	6	156,013
Equity securities	539	452	71	920
Total Available-for-Sale	$151,240	$5,770	$77	$156,933

Available-for-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Agency securities	$54,165	$595	$65	$54,695
Mortgage-backed securities	16,999	568	-	17,567
States & political subdivisions	74,060	1,784	411	75,433
Total Debt Securities	145,224	2,947	476	147,695
Equity securities	378	1,006	-	1,384
Total Available-for-Sale	$145,602	$3,953	$476	$149,079

Held-to-Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Mortgage-backed securities	$18,418	$1,388	$-	$19,806
States & political subdivisions	19,510	523	-	20,033
Total Held-to-Maturity	$37,928	$1,911	$-	$39,839

Held-to-Maturity

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Mortgage-backed securities	$23,700	$1,281	$-	$24,981
States & political subdivisions	23,151	922	-	24,073
Total Held-to-Maturity	$46,851	$2,203	$-	$49,054

Equity securities at September 30, 2010 and December 31, 2009 consisted primarily of other financial institutions’ stock.

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2010	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less:
U.S. Agency securities	$22,075	$22,324	$-	$-
After one year through five years:
U.S. Agency securities	47,075	47,712	-	-
States & political subdivisions	95	102	245	252
Corporate securities	4,097	4,112	-	-
After five year through ten years:
States & political subdivisions	2,225	2,354	10,597	10,846
After ten years:
States & political subdivisions	61,280	64,764	8,668	8,935
Subtotal	136,847	141,368	19,510	20,033
Mortgage-backed securities	13,854	14,645	18,418	19,806
Total Debt Securities	$150,701	$156,013	$37,928	$39,839

The gross fair value and unrealized losses of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009, are as follows:

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
States & political subdivisions	$-	$-	$794	$6	$794	$6
Equities	186	71	-	-	186	71
Total	$186	$71	$794	$6	$980	$77

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$14,259	$65	$-	$-	$14,259	$65
States & political subdivisions	9,212	383	3,817	28	13,029	411
Total	$23,471	$448	$3,817	$28	$27,288	$476

The table at September 30, 2010 includes nine (9) securities that have unrealized losses for less than twelve months and two (2) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2009, includes fourteen (14) securities that have unrealized losses for less than twelve months and ten (10) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Marketable Equity Securities

The unrealized losses on the Company's investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

NOTE 6 — Loan Portfolio

Details regarding the Company’s loan portfolio on September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
As of:	2010	2009
Loans secured by real estate:
Construction and land development	$36,218	$32,910
Secured by 1-4 family residential properties:
Revolving, open-end loans	32,972	31,674
Secured by first liens	236,127	240,615
Secured by junior liens	20,328	21,840
Secured by multi-family properties	7,652	3,969
Secured by non-farm, non-residential properties	182,760	171,995
Commercial and industrial loans to U.S. addressees	32,742	30,743
Loans to individuals for household, family and
other personal expenditures:
Credit card and related plans	3,259	3,365
Other (installment and student loans, etc.)	53,726	56,426
Obligations of states & political subdivisions	10,114	6,873
All other loans	4,657	3,562
Gross Loans	620,555	603,972
Less: Unearned income on loans	2	2
Loans, net of unearned income	$620,553	$603,970

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

NOTE 7 — Loan Servicing

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

NOTE 8 — Goodwill

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

NOTE 9 — Other Intangible Assets

Intangible assets include the premium assigned to the core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

September 30,
2011	$313
2012	276
2013	240
2014	203
2015	166
2016 and thereafter	295
$1,493

NOTE 10 — Long-Term Debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by a general collateral pledge of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at September 30, 2010 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$29	1.84%	08/28/12	$645
90	3.10%	02/28/13	2,513
430	3.74%	03/13/13	12,299
18	2.66%	08/28/14	795
67	3.44%	03/02/15	3,293
13	3.48%	03/31/15	671
10	3.83%	04/02/18	792
186	4.69%	03/13/23	21,132
Total amortizing			42,140
Non-amortizing loans
	2.88%	02/28/11	2,000
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500
Total non-amortizing			28,800
Total long-term debt			$ 70,940

Aggregate maturities of long-term debt at September 30, 2010 are as follows:

September 30,	Principal
2011	$10,536
2012	10,827
2013	12,605
2014	2,696
2015	10,355
Thereafter	23,921
$70,940

NOTE 11 — Employee Benefit Plans

The Company provides, among other benefits, a defined benefit pension plan, currently under curtailment, a post-retirement benefit plan for eligible employees and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Nine months ended September 30,	2010	2009	2010	2009
Service cost	$-	$-	$3	$4
Interest cost	532	526	15	14
Expected return on plan assets	(660)	(614)	-	-
Amortization of prior service cost	-	-	6	5
Amortization of net loss (gain)	43	145	-	-
Net periodic pension cost	$(85)	$57	$24	$23

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

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the nine months ended September 30, 2010 and 2009 was $390 and $335 respectively.

The Company granted restricted stock awards during the nine months ended September 30, 2009 valued at $75. There were no awards during the nine months ended September 30, 2010.

NOTE 12 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of September 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2010 and December 31, 2009, the most recent regulatory notifications categorized the Company and Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

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

Actual				Regulatory Requirements

				For Capital					To Be
				Adequacy Purposes					"Well Capitalized"
As of September 30, 2010	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$99,297	16.72%	>		$47,510	>	8.0%	>	$59,388	>	10.0%
PSB (Bank)	$95,792	16.15%	>		$47,452	>	8.0%	>	$59,315	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$92,797	15.63%	>		$23,755	>	4.0%	>	$35,633	>	6.0%
PSB (Bank)	$89,292	15.05%	>		$23,726	>	4.0%	>	$35,589	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$92,797	10.86%	>	$	*	>	*	>	$42,732	>	5.0%
PSB (Bank)	$89,292	10.50%	>	$	*	>	*	>	$42,514	>	5.0%

PFSC - *3.0% ($25,639), 4.0% ($34,185) or 5.0% ($42,732) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($25,508), 4.0% ($34,011) or 5.0% ($42,514) depending on the bank's CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements

				For Capital					To Be
				Adequacy Purposes					"Well Capitalized"
As of September 30, 2010	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$95,492	16.90%	>		$47,198	>	8.0%	>	$56,497	>	10.0%
PSB (Bank)	$92,077	16.31%	>		$45,170	>	8.0%	>	$56,463	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$89,192	15.79%	>		$22,599	>	4.0%	>	$33,898	>	6.0%
PSB (Bank)	$85,777	15.19%	>		$22,585	>	4.0%	>	$33,878	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$89,192	11.48%	>	$	*	>	*	>	$38,846	>	5.0%
PSB (Bank)	$85,777	11.09%	>	$	*	>	*	>	$38,658	>	5.0%

PFSC - *3.0% ($22,308), 4.0% ($31,077) or 5.0% ($38,846) depending on the bank's CAMELS Rating and other regulatory risk factors.
PSB - *3.0% ($23,195), 4.0% ($30,926) or 5.0% ($38,658) depending on the bank's CAMELS Rating and other regulatory risk factors.

NOTE 13 — Merger

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

Old Forge Bank was an independent $215 million community bank, operating from three locations in Lackawanna and Luzerne Counties of Pennsylvania. As a result of the Merger, the Company is now an $901 million financial institution serving Northeastern Pennsylvania from 12 locations. Management of the Company believes that the combined entity is in a more favorable position to compete with local and regional banks in the marketplace.

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As part of the Company’s acquisition of Old Forge Bank, the acquired loan portfolio of Old Forge Bank was evaluated based on risk characteristics and other credit and market criteria to determine a credit adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit fair value adjustment for both homogeneous pools and specific loans in determining the fair value of the loans. The credit fair value adjustment accounted for acquired loans deemed to require a specific allocation in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These loans are accounted for in the credit fair value adjustment considering the portion of the loan balance that has been deemed uncollectible based on management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio of Old Forge Bank, six loans with a carrying value of $2,151 exhibited credit quality deterioration resulting in a credit fair value adjustment of $1,391. As of December 31, 2009, there were a total of three loans remaining with a carrying value of $1,966 with a credit fair value adjustment of $1,307. As of September 30, 2010, there were a total of two loans remaining with a carrying value of

$714 with a credit fair value adjustment of $370. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There is an allowance for loan losses of $50 for one of these loans as of September 30, 2010. There were no significant prepayment estimates by Management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Nine Months Ended September 30, 2010
		Credit
	Carrying	Fair Value	Net
	Value	Adjustment	Amount
Balance, December 31, 2009
Residential Mortgages	$-	$-	$-
Commercial	1,966	1,307	659
Consumer / Other	-	-	-
	1,966	1,307	659
Charge-offs
Residential Mortgages	-	-	-
Commercial	-	-	-
Consumer / Other	-	-	-
Total Charge-offs	-	-	-
Loans transferred to other real estate owned
Residential Mortgages	-	-	-
Commercial	(1,240)	(925)	(315)
Consumer / Other	-	-	-
Total loans transferred to other real estate owned	(1,240)	(925)	(315)
Payments
Residential Mortgages	-	-	-
Commercial	(12)	(12)	-
Consumer / Other	-	-	-
Total Payments	(12)	(12)	-

Balance, September 30, 2010	$714	$370	$344

For the Period April 1, 2009 thru December 31, 2009
		Credit
	Carrying	Fair Value	Net
	Value	Adjustment	Amount
Balance, April 1, 2009
Residential Mortgages	$178	$77	$101
Commercial	1,973	1,314	659
Consumer / Other	-	-	-
	2,151	1,391	760
Charge-offs
Residential Mortgages	-	-	-
Commercial	-	-	-
Consumer / Other	-	-	-
Total Charge-offs	-	-	-
Loans transferred to other real estate owned
Residential Mortgages	(178)	(77)	(101)
Commercial	-	-	-
Consumer / Other	-	-	-
Total loans transferred to other real estate owned	(178)	(77)	(101)
Payments
Residential Mortgages	-	-	-
Commercial	(7)	(7)	-
Consumer / Other	-	-	-
Total Payments	(7)	(7)	-

Balance, December 31, 2009	$1,966	$1,307	$659

Pro Forma Income Statement
For the Nine Months Ended September 30, 2009

	Penseco
	Financial Services		Old Forge
	Corporation		Bank				Pro Forma
($ = 000's)	9/30/2009		9/30/2009		Adjustments		9/30/2009
INTEREST INCOME
Interest and fees on loans	$23,729		$2,524		$184	(a)	$26,437
Interest and dividends on investments	5,790		377		(30)	(b)	6,137
Interest on Federal funds sold	-		1				1
Interest on balances with banks	9		-				9
Total Interest Income	29,528		2,902		154		32,584

INTEREST EXPENSE
Interest on deposits	5,027		897		(70)	(c)	5,854
Interest on borrowed funds	2,320		9				2,329
Total Interest Expense	7,347		906		(70)		8,183
Net Interest Income	22,181		1,996		224		24,401
Provision for loan losses	1,573		75				1,648
Net Interest Income After Provision
for Loan Losses	20,608		1,921		224		22,753

NON-INTEREST INCOME
Service Charges on Deposits	1,366		80				1,446
Other Non-Interest Income	6,617		97				6,714
Realized gains (losses) on securities	341		-				341
Total Non-Interest Income	8,324		177				8,501

NON-INTEREST EXPENSES
Salaries and employee benefits	8,951		696				9,647
Expense of premises and equipment	2,435		146				2,581
Other Non-Interest Expense	8,157		428		61	(d)	8,646
Total Non-Interest Expenses	19,543		1,270		61		20,874

Income before income taxes	9,389		828		163		10,380
Applicable income taxes	1,822		315		55		2,192
Net Income	$7,567	(f)	$513	(f)	$108		$8,188

Earnings Per Common Share	$3.52		$0.92			(e)	$2.50

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

Note 14 – Fair Value Measurements

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

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. See Note 5 – Investment Securities for additional information.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$-	$70,036	$-	$70,036
Mortgage-backed securities:
Residential	-	14,645	-	14,645
States & political subdivisions:
Bank qualified tax exempt	-	67,220	-	67,220
Corporate securities:
Aaa credit rating	-	4,112	-	4,112
Equity securities:
Financial services industry	920	-	-	920
Total securities available-for-sale	$920	$156,013	$-	$156,933

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$-	$54,695	$-	$54,695
Mortgage-backed securities:
Residential	-	17,567	-	17,567
States & political subdivisions:
Bank qualified tax exempt	-	75,433	-	75,433
Equity securities:
Financial services industry	1,384	-	-	1,384
Total securities available-for-sale	$1,384	$147,695	$-	$149,079

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

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed an initial review of goodwill and other identifiable intangibles as of December 31, 2009. Goodwill and other identifiable intangibles were not evaluated during the nine months ended September 30, 2010 as a result of managements determination that no evidence of impairment was present during the period.

Impaired Loans

At September 30, 2010 certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $5,073 were reduced by a specific valuation allowance allocation totaling $1,298, to a total reported fair value of $3,775 based on collateral valuations utilizing Level III valuation inputs.

Other Real Estate Owned

Other real estate owned, which at December 31, 2009 also included a real estate sales contract of $123, was adjusted to fair values with any impairment charge included in earnings for the year. Foreclosed real estate, which is considered to be non-financial assets, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of September 30, 2010 are presented below:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance September 30, 2010
	Level I	Level II	Level III	Total
Assets
Impaired loans	$-	$-	$3,775	$3,775
Other real-estate owned	-	925	-	925
Total non-financial assets	$-	$925	$3,775	$4,700

Certain assets measured at fair value on a non-recurring basis as of December 31, 2009 are presented below:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2009
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$-	$-	$1,751	$1,751
Goodwill	-	-	26,398	26,398
Other real-estate owned	-	405	123	528
Total non-financial assets	$-	$405	$28,272	$28,677

A reconciliation of items in Level III as of September 30, 2010 is as follows:

Non-Financial Assets
Real estate
sold
under contract

Balance, December 31, 2009	$123
Payments received on real estate sold	(123)
Balance, September 30, 2010	$-

A reconciliation of items in Level III as of December 31, 2009 is as follows:

	Non-Financial Assets
	Core deposit intangible	Goodwill	Real estate sold under contract	Total
Balance December 31, 2008	$-	$-	$-	$-
Additions due to the Merger	2,027	26,398	129	28,554
Amortization of core deposit intangible	(276)	-	-	(276)
Payments received on real estate sold	-	-	(6)	(6)
Balance December 31, 2009	$1,751	$26,398	$123	$28,272

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at September 30, 2010 and December 31, 2009 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Federal Home Loan Bank Stock

Federal Home Loan Bank of Pittsburgh (FHLB) stock, which is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB had indefinitely suspended its stock repurchase and dividend payments during December 2008. Subsequent to the balance sheet date, the FHLB repurchased $320 of capital stock which represented 5.0% of the Bank’s $6,402 investment. Based on current financial information available, management does not believe the FHLB stock value is impaired as of September 30, 2010.

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

The carrying and fair values of certain financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$15,581	$15,581	$13,374	$13,374
Investment securities held-to-maturity	37,928	39,839	46,851	49,054
Loans, net	614,053	630,384	597,670	606,814
Cash surrender value of life insurance	15,226	15,226	14,380	14,380
Federal Home Loan Bank stock	6,402	6,402	6,402	6,402
Demand deposits	441,838	441,838	439,515	439,515
Time deposits	235,673	239,471	205,919	208,205
Short-term borrowings	22,115	22,115	45,598	45,598
Long-term borrowings	70,940	75,338	68,094	69,853

Standby Letters of Credit	$(164)	$(164)	$(161)	$(161)

PART I.  FINANCIAL INFORMATION,  Item 2 —

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the “Company”) and its subsidiary, Penn Security Bank and Trust Company (the “Bank”), at September 30, 2010 and for the three and nine month periods ended September 30, 2010 and September 30, 2009. All information is presented in thousands of dollars, except as indicated. The Company consummated the acquisition of Old Forge Bank on April 1, 2009. Therefore, the operating results for Old Forge Bank for the three month period ended March 31, 2009 are not included herein. See Note 13 of the “Notes to Consolidated Financial Statements” for the presentation of the pro forma results of the Company for the nine months ended September 30, 2009.

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

Provision (allowance) for loan losses - The provision for loan losses is based on past loan loss experience, management's evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management's best judgment, deserve current recognition in estimating loan losses. The annual provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for loan losses to an adequate level to absorb anticipated losses.

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

Loans purchased – Loans purchased as a result of the Merger were recorded at the acquisition date fair value.  Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

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

Repurchase agreements - The Company also offers repurchase agreements as an alternative to conventional savings deposits for its customers. The repurchase agreements are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities.

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

Comparison of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income	$10,412	$10,745	$31,389	$29,528
Interest Expense	2,115	2,602	6,318	7,347
Net Interest Income	8,297	8,143	25,071	22,181

Non-Interest Income	3,638	3,143	9,222	8,324

Total Revenue	$14,050	$13,888	$40,611	$37,852

Non-Interest Expense	7,201	7,037	21,043	21,093

Net Income	$3,044	$3,095	$9,041	$6,405

Net Interest Margin	4.08%	4.13%	4.13%	4.09%

ROA	1.37%	1.44%	1.36%	1.09%

ROE	9.94%	10.82%	9.99%	8.43%

The Company reported net income for the three months ended September 30, 2010 of $3,044 or $0.93 per share, which remained relatively unchanged from the year ago period at $3,095 or $0.94 per share. Pre-provision net interest income increased $154 or 1.9%. Net interest income, after provision for loan losses, decreased $362 or 4.6% during the 2010 period, partly from a $516 increase in the provision for loan losses, along with reduced interest and fees on loans and investment income offset by reduced interest expense from lower funding costs. The ratio of the allowance for loan losses to total loans stood at 1.05% as of September 30, 2010 and 2009, respectively. Non-interest income increased $495 or 15.7% primarily as a result of higher other operating income and realized gains on securities. Non-interest expenses increased $164 or 2.3%, mainly from increased FDIC insurance assessments of $129.

The Company reported net income for the nine months ended September 30, 2010 of $9,041 or $2.76 per share, an increase from the year ago period of $2,636 compared with $6,405 or $2.21 per weighted average share from the year ago period. The increase in net income was primarily attributed to the fact that there were no merger related costs in 2010 whereas the Company incurred $1,550 in merger related costs associated with the Company’s acquisition of Old Forge Bank and reduced interest expense from lower funding costs. Net interest income, after provision for loan losses, increased $2,740 or 13.3% for the nine months ended September 30, 2010 largely due to increased interest and fees on loans as a result of the loans and deposits acquired in the Merger, which was completed on April 1, 2009, as well as a reduction in deposit costs.

Net income from core operations (“operating earnings”), which is a non-GAAP measure of net income, increased $1,613 for the nine months ended September 30, 2010 to $9,041 compared to $7,428 for the same period of 2009. Operating earnings for the nine months ended September 30, 2010 have been positively impacted by the Merger primarily through increased net income from a greater amount of loans and deposits. A reconciliation of the non-GAAP operating earnings and disclosure of the non-GAAP operating return on assets, operating return on equity and dividend payout ratio are described within the non-GAAP reconciliation schedule included in this Quarterly Report on Form 10-Q.

Net income from accretion and amortization of acquisition date fair value adjustments included in the financial results during the periods indicated are as follows:

	Three Months Ended
	September 30, 2010	September 30, 2009
Homogeneous loan pools	$231	$183
Time deposits	62	92
Core deposit intangible expense	(83)	(61)
Net income from acquisition fair value adjustment	$210	$214

	Nine Months Ended
	September 30, 2010	September 30, 2009
Homogeneous loan pools	$728	$367
Time deposits	225	235
Core deposit intangible expense	(258)	(122)
Net income from acquisition fair value adjustment	$695	$480

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

Market Area

Our market area has been affected by the economic decline that has affected the U.S. economy as a whole.  The local unemployment rates as of December 31, 2009 for the counties in which the Bank operates were:  Lackawanna County, 9.2%; Luzerne County, 10.1%; Monroe County, 9.7% and Wayne County, 8.19%. The unemployment rate for the Scranton/Wilkes-Barre metropolitan areas rose to 9.5% in December 2009, the highest level since April 1996.  Increases in unemployment can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania and much like the rest of the country a slowdown in construction of residential and commercial property.

Weak labor conditions coupled with rising unemployment led to a 31.5% increase in the number of personal bankruptcy filings in the United States in 2009. In addition, the number of personal bankruptcy filings in our local market area increased 10.9% to 12,225 filings in 2009 from 11,025 filings in 2008.

One of the strengths of the Northeast Pennsylvania housing market during 2008 and 2009 was that it was not impacted by the loss of home equity that has affected the rest of the country. The pace of housing sales declined during the recession, and the loss of jobs will keep housing prices soft. During 2010 the most significant improvement came from the Case-Shiller House Price Index which swung back into positive territory on a year ago basis for the first time since December 2006.

The Beige Book for the Third District – Philadelphia continues to report throughout 2008 and 2009 that nonresidential real estate firms indicate that leasing and purchase activity has continued to decline and that vacancy rates remain on the rise. Effective rents have been falling, prompting some relocations and lease renegotiations by tenants. Based on the preceding, a decrease in values in commercial real estate is expected to continue within our market area during 2010.

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

Net interest income before provision for loan losses increased $154 or 1.9% to $8,297 for the three months ended September 30, 2010 compared to $8,143 for the three months ended September 30, 2009. The average yield on interest earning assets decreased 39 basis points or 6.8%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended September 30, 2010, net interest margin decreased 5 basis points to 4.08% from 4.13% in the same period of 2009.

Total average interest earning assets and average interest bearing funds increased during the three months ended September 30, 2010 and 2009, respectively. Average interest earning assets increased $25.0 million or 3.2%, from $789.1 million in 2009 to $814.1 million in 2010 and average interest bearing funds increased $12.3 million, or 1.9%, from $634.3 million to $646.6 million for the same period. Average long-term borrowings remained relatively unchanged during the three months ended September 30, 2010 from year ago levels. As a percentage of average assets, average earning assets, including bank-owned life insurance (BOLI) remained unchanged for the three months ended September 30, 2010 and 2009, respectively.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended September 30, 2010 and 2009. Average loans as a percentage of average interest earning assets remained relatively unchanged at 74.9% in 2009 compared to 75.1% in 2010. Average investments increased $3.5 million year over year but decreased as a percentage of interest earning assets to 23.4% at September 30, 2010 from 23.7% at September 30, 2009. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, increased as a percentage of average assets to 0.7% at September 30, 2010 from 0.6% at September 30, 2009. Average time deposits increased $9.6 million or 4.5% from $215.1 million or 33.9% of interest bearing liabilities in 2009 to $224.7 million or 34.7% of interest bearing liabilities for the 2010 period. In addition, during the three months ended September 30, 2010, average repurchase agreements decreased $2.1 million, average short-term borrowings increased $4.6 million and average long-term borrowings increased $0.2 million when compared to the prior year period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 94 basis points from 5.48% for the three months ended September 30, 2009 to 4.54% for the three months ended September 30, 2010. Also, average loan yields decreased 21 basis points from 5.90% for the three months ended September 30, 2009 to 5.69% for the three months ended September 30, 2010.

The average time deposit costs decreased 51 basis points from 2.42% for the three months ended September 30, 2009 to 1.91% for the three months ended September 30, 2010. In addition, the average cost of money market accounts decreased 43 basis points from 1.03% for the three months ended September 30, 2009 to 0.60% for the three months ended September 30, 2010.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended September 30, 2010 and September 30, 2009.

	September 30, 2010			September 30, 2009
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$80,720	$472	2.34%	$58,751	$487	3.32%
States & political subdivisions	65,539	739	6.83%	73,418	854	7.05%
Other	5,235	15	1.15%	1,310	8	2.44%
Held-to-maturity:
U.S. Agency obligations	19,272	234	4.86%	26,477	313	4.73%
States & political subdivisions	19,810	260	7.95%	27,162	362	8.08%
Loans, net of unearned income:
Real estate mortgages	326,985	4,302	5.26%	327,289	4,542	5.55%
Commercial real estate	182,574	2,361	5.17%	167,031	2,206	5.28%
Commercial	30,817	482	6.26%	24,609	392	6.37%
Consumer and other	71,025	1,545	8.70%	72,178	1,578	8.75%
Federal funds sold	-	-	-	-	-	-
Federal Home Loan Bank stock	6,402	-	-	6,402	-	-
Interest on balances with banks	5,712	2	0.14%	4,467	3	0.27%
Total Interest Earning Assets/
Total Interest Income	814,091	$10,412	5.37%	789,094	$10,745	5.76%
Cash and due from banks	10,871			10,320
Bank premises and equipment	13,152			12,231
Accrued interest receivable	3,602			4,003
Goodwill	26,398			26,398
Cash surrender value of life insurance	15,005			14,171
Other assets	12,658			11,448
Less: Allowance for loan losses	6,003			6,011
Total Assets	$889,774			$861,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand-Interest bearing	$68,607	$69	0.40%	$67,497	$93	0.55%
Savings	115,549	82	0.28%	110,555	108	0.39%
Money markets	143,520	217	0.60%	146,933	379	1.03%
Time - Over $100	107,896	621	2.30%	79,674	507	2.55%
Time - Other	116,786	450	1.54%	135,441	796	2.35%
Federal funds purchased	-	-	-	2,723	3	0.44%
Repurchase agreements	22,633	42	0.74%	24,687	73	1.18%
Short-term borrowings	4,832	8	0.66%	174	1	2.30%
Long-term borrowings	66,802	626	3.75%	66,622	642	3.85%
Total Interest Bearing Liabilities/
Total Interest Expense	646,625	$2,115	1.31%	634,306	$2,602	1.64%
Demand - Non-interest bearing	113,213			104,370
All other liabilities	7,420			8,511
Stockholders' equity	122,516			114,467
Total Liabilities and Stockholders' Equity	$889,774			$861,654
Interest Spread			4.06%			4.12%
Net Interest Income		$8,297			$8,143
FINANCIAL RATIOS
Net interest margin			4.08%			4.13%
Return on average assets			1.37%			1.44%
Return on average equity			9.94%			10.82%
Average equity to average assets			13.77%			13.28%
Dividend payout ratio			45.16%			44.68%

Net interest income before provision for loan losses increased $2,890 or 13.0% to $25,071 for the nine months ended September 30, 2010, compared to $22,181 for the nine months ended September 30, 2009. The average yield on interest earning assets decreased 30 basis points or 5.2%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the nine months ended September 30, 2010, net interest margin was 4.13%, an increase of 4 basis points from 4.09% in the same period of 2009.

Total average interest earning assets and average interest bearing funds increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Average interest earning assets increased $86.0 million or 11.9%, from $722.8 million in 2009 to $808.8 million in 2010 and average interest bearing funds increased $64.9 million, or 11.2%, from $580.0 million to $644.9 million for the same period. As a percentage of average assets, average earning assets, including BOLI, decreased to 93.2% for the nine months ended September 30, 2010 from 94.1% for the year ago period.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2010 and 2009. Average loans as a percentage of average interest earning assets increased from 74.6% in 2009 to 75.2% in 2010. Average investments increased $17.2 million year over year but decreased as a percentage of average interest earning assets to 23.6% at September 30, 2010 from 24.0% at September 30, 2009. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, remained at 0.5% of average assets during the nine months ended September 30, 2010 and 2009. Average time deposits increased $40.6 million or 23.1% from 30.3% of interest bearing liabilities in 2009 to 33.6% of interest bearing liabilities for the 2010 period. In addition, during the nine months ended September 30, 2010, average federal funds purchased increased $1.7 million, average repurchase agreements decreased $6.5 million, average short-term borrowings increased $2.4 million and average long-term borrowings decreased $2.8 million when compared to the prior year period.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 75 basis points from 5.53% for the nine months ended September 30, 2009 to 4.78% for the nine months ended September 30, 2010. Also, average loan yields decreased 17 basis points, from 5.87% for the nine months ended September 30, 2009 to 5.70% for the same period of 2010.

The average time deposit costs decreased 63 basis points from 2.54% for the nine months ended September 30, 2009 to 1.91% for the nine months ended September 30, 2010, along with the average cost of money market accounts decreasing 45 basis points from 1.07% for the nine months ended September 30, 2009 to 0.62% for the nine months ended September 30, 2010.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the nine months ended September 30, 2010 and September 30, 2009.

	September 30, 2010			September 30, 2009
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$74,265	$1,378	2.47%	$56,958	$1,502	3.52%
States & political subdivisions	71,048	2,399	6.82%	57,611	2,083	7.30%
Other	3,280	38	1.54%	1,353	30	2.96%
Held-to-maturity:
U.S. Agency obligations	20,910	751	4.79%	29,429	1,048	4.75%
States & political subdivisions	21,200	833	7.94%	28,150	1,127	8.09%
Loans, net of unearned income:
Real estate mortgages	329,255	13,051	5.29%	313,986	13,312	5.65%
Commercial real estate	176,961	6,813	5.13%	141,636	5,714	5.38%
Commercial	30,354	1,512	6.64%	25,227	1,090	5.76%
Consumer and other	71,365	4,608	8.61%	58,580	3,613	8.22%
Federal funds sold	-	-	-	-	-	-
Federal Home Loan Bank stock	6,402	-	-	6,100	-	-
Interest on balances with banks	3,753	6	0.21%	3,805	9	0.32%
Total Interest Earning Assets/
Total Interest Income	808,793	$31,389	5.45%	722,835	$29,528	5.75%
Cash and due from banks	10,550			9,907
Bank premises and equipment	12,769			11,700
Accrued interest receivable	3,757			3,741
Goodwill	26,398			17,598
Cash surrender value of life insurance	14,667			11,979
Other assets	13,020			8,948
Less: Allowance for loan losses	6,219			5,890
Total Assets	$883,735			$780,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand-Interest bearing	$69,329	$247	0.48%	$62,582	$281	0.60%
Savings	114,217	245	0.29%	98,928	299	0.40%
Money markets	143,088	666	0.62%	135,743	1,092	1.07%
Time - Over $100	95,142	1,586	2.22%	62,721	1,267	2.69%
Time - Other	121,474	1,520	1.67%	113,286	2,088	2.46%
Federal funds purchased	5,248	22	0.56%	3,521	20	0.76%
Repurchase agreements	19,842	124	0.83%	26,328	277	1.40%
Short-term borrowings	10,525	35	0.44%	8,066	35	0.58%
Long-term borrowings	66,066	1,873	3.78%	68,864	1,988	3.85%
Total Interest Bearing Liabilities/
Total Interest Expense	644,931	$6,318	1.31%	580,039	$7,347	1.69%
Demand - Non-interest bearing	110,473			92,662
All other liabilities	7,717			6,838
Stockholders' equity	120,614			101,279
Total Liabilities and Stockholders' Equity	$883,735			$780,818
Interest Spread			4.14%			4.06%
Net Interest Income		$25,071			$22,181
FINANCIAL RATIOS
Net interest margin			4.13%			4.09%
Return on average assets			1.36%			1.09%
Return on average equity			9.99%			8.43%
Average equity to average assets			13.65%			12.97%
Dividend payout ratio			45.65%			57.01%

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

The FHLB had indefinitely suspended its stock repurchase and dividend payments during December 2008. A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB Pittsburgh capital stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB Pittsburgh must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. Subsequent to the balance sheet date, the FHLB repurchased $320 of capital stock which represented 5.0% of the Bank’s $6,402 investment. Based on current financial information available, management does not believe the FHLB stock value is impaired as of September 30, 2010.

Deposits

Details regarding the Company’s deposit portfolio on September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Demand - Non-interest bearing	$113,746	$109,855
Demand - Interest bearing	66,798	72,477
Savings	113,989	110,994
Money markets	147,305	146,189
Time - Over $100,000	119,958	78,702
Time - Other	115,715	127,217
Total	$677,511	$645,434

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

As of September 30, 2010, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $20.3 million. The Company also participates in a brokered money market program; the balance of this funding as of September 30, 2010 was approximately $1.8 million. The Company also issues brokered certificates of deposit from time to time as an alternative to wholesale funding. As of September 30, 2010, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $41.3 million or 6.10% of total deposits, compared to $1.8 million or 0.28% at December 31, 2009.

Increases in deposits for 2010 can be primarily attributed to the Company’s utilization of callable brokered deposits at favorable market rates and promotional activity to acquire non-interest bearing deposits.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended September 30, 2010 and September 30, 2009, respectively:

	September 30,	September 30,
Three Months Ended:	2010	2009
Trust department income	$400	$369
Service charges on deposit accounts	537	546
Merchant transaction income	1,597	1,564
Brokerage fee income	98	93
Other fee income	378	398
Bank-owned life insurance income	132	132
Other operating income	248	14
Realized gains (losses) on securities, net	248	27
Total Non-Interest Income	$3,638	$3,143

Total non-interest income increased $495 or 15.7% to $3,638 for the three months ended September 30, 2010, compared with $3,143 for the same period in 2009. Trust department income increased $31 or 8.4% due to an increase in the market value of trust assets and new business. Brokerage fee income increased $5 or 5.4% mostly due to the volume of investor activity. Other fee income decreased $20 or 5.0% mainly due to a reduction in income on letters of credit and loan service fee income offset by increased debit card discounts related to the increased number of accounts. Other operating income increased $234 largely due to gains on the sale of low yielding long-term fixed rate real estate loans. Realized gains (losses) on securities, net, increased $221,000 as a result of the sale of securities from our equity portfolio.

The following table sets forth information by category of non-interest income for the Company for the nine months ended September 30, 2010 and September 30, 2009, respectively:

	September 30,	September 30,
Nine Months Ended:	2010	2009
Trust department income	$1,117	$1,054
Service charges on deposit accounts	1,632	1,366
Merchant transaction income	3,666	3,613
Brokerage fee income	260	289
Other fee income	1,141	1,016
Bank-owned life insurance income	384	343
Other operating income	481	302
Realized gains (losses) on securities, net	541	341
Total Non-Interest Income	$9,222	$8,324

Total non-interest income increased $898 or 10.8% to $9,222 for the nine months ended September 30, 2010, compared with $8,324 for the same period in 2009. Trust department income increased $63 or 6.0% due to an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $266 or 19.5% primarily due to the increased number of accounts and increased service charge activity. Brokerage fee income decreased $29 or 10.0% mostly due to a lower volume of investor activity. Other fee income increased $125 or 12.3% mainly from increased debit card discounts related to the increased number of accounts. Bank-owned life insurance income increased $41 or 12.0% from increased balances acquired in the merger. Other operating income increased $179 or 59.3% largely due to gains on the sale of low yielding long-term fixed rate real estate loans. Realized gains (losses) on securities, net, increased $200 as a result of the sale of securities from our equity portfolio.

Non-Interest Expenses

The following table sets forth information by category of non-interest expenses for the Company for the three months ended September 30, 2010 and September 30, 2009, respectively:

	September 30,	September 30,
Three Months Ended:	2010	2009
Salaries and employee benefits	$3,177	$3,224
Expense of premises and fixed assets	888	827
Merchant transaction expenses	1,089	1,061
Merger related costs	-	-
FDIC insurance assessments	256	127
Other operating expenses	1,791	1,798
Total Non-Interest Expenses	$7,201	$7,037

Total non-interest expenses increased $164 or 2.3% to $7,201 for the three months ended September 30, 2010 compared with $7,037 for the same period of 2009. Expense of premises and fixed assets increased $61 or 7.4% largely due to information technology system upgrades along with increased utilities expense. FDIC insurance assessments increased $129 or 101.6% in 2010.

The following table sets forth information by category of non-interest expenses for the Company for the nine months ended September 30, 2010 and September 30, 2009, respectively:

	September 30,	September 30,
Nine Months Ended:	2010	2009
Salaries and employee benefits	$9,442	$8,951
Expense of premises and fixed assets	2,673	2,435
Merchant transaction expenses	2,539	2,523
Merger related costs	-	1,550
FDIC insurance assessments	892	571
Other operating expenses	5,497	5,063
Total Non-Interest Expenses	$21,043	$21,093

Total non-interest expenses decreased $50 or 0.2% to $21,043 for the nine months ended September 30, 2010 compared with $21,093 for the same period of 2009. Salaries and employee benefits expense increased $491 or 5.5% mainly due to increased salaries resulting from additional employees as a result of the Merger. Expense of premises and fixed assets increased $238 or 9.8% mostly due to information technology system upgrades along with additional depreciation as a result of the Merger. There were no merger related costs in 2010 compared to 2009, in which the Company incurred. Merger related costs of $1,550, which consisted of computer and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429, severance payments of $450 and stay bonuses of $65. FDIC insurance assessments increased $321 or 56.2% in 2010. Other operating expenses increased $434 or 8.6% mostly from amortization of core deposit intangible expense of $258 and increased professional services of $147.

Income Taxes

Applicable income taxes increased $20 or 2.5% for the three months ended September 30, 2010 due to overall higher taxable income. Also, applicable income taxes increased $1,052 or 73.4% during the first nine months of 2010 primarily due to the effect of $1,550 of costs associated with the Merger recorded during the first nine months of 2009, along with overall higher income.

Loan Portfolio

Details regarding the Company’s loan portfolio on September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
As of:	2010	2009
Commercial secured by real estate	$182,760	$171,995
Residential real estate	333,297	331,008
Commercial loans	32,742	30,743
Credit card and related plans	3,259	3,365
Installment and other	58,381	59,986
Obligations of states & political subdivisions	10,114	6,873
Loans, net of unearned income	620,553	603,970
Less: Allowance for loan losses	6,500	6,300
Loans, net	$614,053	$597,670

There were no purchased loans in 2009 or as of September 30, 2010 other than loan participations with local banks. Originations of new loans are primarily in loans secured by real estate with an emphasis on commercial loans.

The Company does not engage in any sub-prime or Alt-A credit lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio primarily consists of residential and commercial mortgage loans, secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

The mortgage loan portfolio continues to be the largest component of the loan portfolio, representing 83.2% and 83.3% of total loans at September 30, 2010 and December 31, 2009, respectively. However, recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. Accordingly, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan loss as a percentage of loans was 1.05% at September 30, 2010, compared to 1.04% at December 31, 2009 and 1.05% at September 30, 2009. The Company has provided for anticipated loan losses through the allowance for possible loan losses and a credit fair value adjustment on loans purchased. As a percentage of adjusted loans this amounted to 1.68% at September 30, 2010 compared to 1.98% at December 31, 2009 and 2.10% at September 30, 2009. The evaluation of credit fair value adjustment on purchased loans was made in accordance with current accounting standards for business combinations.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to bring the allowance for loan losses to a level that management considers adequate to reflect the risk of future losses inherent in the Company’s loan portfolio.

The provision for loan losses increased $516 from $342 for the three months ended September 30, 2009 to $858 for the three months ended September 30, 2010, based on management’s ongoing valuation of the loan portfolio. Loans charged off totaled $864 and recoveries were $6 for the three months ended September 30, 2010. In the same period of 2009, loans charged off totaled $96 and recoveries were $4. For the nine months ended September 30, 2010, the provision for loan losses was $1,723, an increase of $150 from $1,573 in the first nine months of 2009. Loans charged-off totaled $1,537 and recoveries were $14 for the nine months ended September 30, 2010. In the same period of 2009, loans charged off totaled $555 and recoveries were $7. The allowance for loan losses at September 30, 2010 was $6,500 or 1.05% of total loans compared to $6,300 or 1.04% of total loans at December 31, 2009 and $6,300 or 1.05% of total loans at September 30, 2009.

The Company believes that the judgments used in establishing the allowance for loan losses are based on reliable information. In assessing the sufficiency of the allowance for loan losses, management considers how well prior estimates have related to actual experience. The Company continually monitors the risk elements, historical rates and other data used in establishing the allowance on a periodic basis. The quarterly provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for loan losses to an adequate level to absorb anticipated losses. Based on this ongoing evaluation, management determines the provision necessary to maintain an appropriate allowance.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary, based on estimates that are susceptible to change, as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At September 30, 2010 management believes the loan loss reserve is adequate to manage the risk inherent in the loan portfolio due to today’s economic environment.

The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses.

During 2009, as the local economy began to experience the negative impact of the nation’s economic downturn, the Company was prompted to increase the provision for loan losses substantially in 2009 in the amount of $2,260 compared to $861 in 2008. The Company has continued to apply a conservative approach in evaluating probable loan losses thereby providing $1,723 for the nine months ended September 30, 2010 compared to $1,573 for the prior year period. The amount and number of charge-offs and foreclosures has increased due to the slowing local economy as indicated in the following tables:

	September 30,	December 31,	September 30,
As of:	2010	2009	2009
Provision for loan losses	$1,723	$2,260	$1,573
Allowance for loan losses to non-performing loans	133.44%	269.35%	202.51%
Non-performing loans to period end loans	0.78%	0.39%	0.52%
Ratio of charged-off loans to average loans	0.25%	0.23%	0.10%
Ratio of foreclosed loans to average loans	0.19%	0.21%	0.13%

	September 30,			December 31,			September 30,
As of:	2010			2009			2009
	Amount	(#	)	Amount	(#	)	Amount	(#	)
Charge-offs	$1,537	80		$1,300	75		$555	53
Foreclosures	$1,183	6		$1,145	7		$724	4

There were no troubled debt restructurings or concessions given to customers during the three and nine months ended September 30, 2010 and 2009.

The Bank’s process for determining an appropriate level for the allowance for loan losses (“ALLL”) is based on a comprehensive, well documented and consistently applied analysis of its loan portfolio. This analysis considers all significant factors that affect the collectibility of the portfolio and supports the credit losses estimated by this process. Our ALLL methodology includes procedures for a review by a party who is independent of the Bank’s credit approval.

The Bank follows its systematic methodology in accordance with the FFIEC Interagency Policy Statements, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and subjectivity to economic factors and are then collectively evaluated for impairment with others utilizing standard criteria.  Consideration is given to current local economic conditions which at this time the Company classifies as recessionary.

Our historical analysis of loss factors, which utilizes a rolling twenty quarters, was changed in the third quarter of 2010 to assign greater weight to the most recent rolling four quarters to better reflect deterioration in local economic conditions. The Bank’s loan portfolio is concentrated in real estate with over 80% of the portfolio secured by real estate mainly in the Pennsylvania counties in which we operate and, therefore, we also took into account the decline in real estate sales and new construction in our market area and the drop in real estate values within the market area. Management believes the allowance for loan losses was adequate at $6,500 as of September 30, 2010 considering the increased emphasis on the local economic conditions.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and loans past due 90 days or more and still accruing interest:

	September 30,	December 31,	September 30,
As of:	2010	2009	2009
Non-accrual loans
Secured by real estate	$3,756	$1,945	$1,752
Commercial loans	1,044	199	1,164
Consumer loans	71	195	195
Total non-performing loans	$4,871	$2,339	$3,111
Other real estate owned	925	405	65
Total non-performing assets	$5,796	$2,744	$3,176

Loans past due 90 days or more and accruing:
Secured by real estate	$834	$1,456	$1,509
Guaranteed student loans	194	218	283
Credit card loans	17	9	19
Commercial loans	2	-	7
Consumer loans	48	14	13
Total loans past due 90 days or more and accruing	$1,095	$1,697	$1,831

Non-performing loans to period end loans	0.78%	0.39%	0.52%
Total loans past due 90 days or more and accruing
to period end loans	0.18%	0.28%	0.31%
Non-performing assets to period end assets	0.64%	0.31%	0.36%

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. At September 30, 2010, the Company had $7.4 million of TERI loans out of a total student loan portfolio of $16.9 million. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. At September 30, 2010 there was $58 of such loans placed on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $4,871 or 0.78% of loans at September 30, 2010, representing an increase of $1,760 from $3,111 or 0.52% of loans at September 30, 2009 and an increase of $2,532 from $2,339 or 0.39% of loans at December 31, 2009. If interest on those loans had been accrued, such income would have been $338 and $394 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Interest income on those loans, which is recorded only when received, amounted to $111 and $35 for the nine months ended September 30, 2010 and September 30, 2009, respectively. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

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

As of September 30, 2010, the Company had total impaired loans of $5,073. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that a reserve of $1,298 is required against impaired loans at September 30, 2010.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

The Company has seen an increase in the ratio of non-performing assets to period end assets which is 0.64% at September 30, 2010 and 0.36% at September 30, 2009, as well as an increase in the ratio of net charge-offs to average loans which is 0.25% for the nine months ended September 30, 2010 compared to 0.10% for the nine months ended September 30, 2009. For other real estate owned, management obtains independent appraisals for significant properties and makes an adequate provision for loan loss adjustment.

The allowance for loan losses allocated to real estate mortgages has remained constant for the period of December 31, 2009 to September 30, 2010, at $1.2 million because the Company views the allocation as being applicable to residential real estate loans. The residential real estate mortgage portfolio at December 31, 2009 totaled $331 million which represented 54.8% of the loan portfolio. The September 30, 2010 residential real estate mortgage portfolio totaled $333.3 million which represented 53.7% of the loan portfolio. The mortgages acquired in the merger with Old Forge Bank have a credit fair value adjustment which would mitigate increasing the allocation to an amount greater than $1.2 million. Also the Bank has historically maintained low delinquency ratios overall, and has incurred minimal losses on the sale of foreclosed residential real estate. Although the overall residential mortgage portfolio has not increased substantially, the dollar amount of non-performing residential mortgages has increased materially. Our non-performing loans by category as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,		December 31,
	2010		2009
Residential real estate	$3,148	64.6%	$1,274	54.5%
Commercial real estate	608	12.5%	671	28.7%
Commercial and industrial	1,044	21.4%	199	8.5%
Consumer	71	1.5%	195	8.3%
	$4,871	100.0%	$2,339	100.0%

Our non-performing loans increased from $2.3 million at December 31, 2009 to $4.9 million at September 30, 2010.  As of September 30, 2010, non-performing loans were comprised of 40 loans of which 16 loans were in excess of $100,000 in size and the remainder of which were less than $100,000 each.  As of December 31, 2009, our non-performing loans were comprised of 36 loans of which 11 loans were in excess of $100,000 in size and the remainder of which was less than $100,000 each.  The increase in the non-performing loans can be attributed to the following factors: (1) the addition of a large land development credit (2) the deteriorating economic conditions locally and regionally (3) the widely depressed housing and real estate construction market and (4) the increase in loans attributed to the merger with Old Forge Bank. Non-performing loans of $4.9 million at September 30, 2010 represent 0.78% of total loans, an increase from $2.3 million or 0.39% of total loans at December 31, 2009.

The decrease in asset quality has been addressed by maintaining an adequate loss allowance. As of September 30, 2010, the total of the allowance for loan losses of $6,500 and the credit fair value applicable to the merger of $3,997 totaled $10,497 and represented 1.68% of adjusted loans. The level of loan loss coverage reflects management’s conservative view of the local economic conditions and an appropriate increase in the allowance for loan losses. As a result of the economic conditions in our market area and the increase in nonperforming loans, management has undertaken the following actions beginning in 2009:

▪
Hired a former bank examiner in February 2010 to perform loan reviews on a full time basis and to enhance our allowance for loan loss methodology for implementation in the third quarter of 2010 which did not have any appreciable impact on the required level on loan loss allowance;

▪
Contracted with a credit professional in March 2010 to assess the soundness of the small business underwriting function as well as the appropriateness of the Company’s established methodology for determining the allowance for loan losses; and

▪	Adjusted the credit policy in 2009 to lower the maximum loan-to-value ratios on commercial real estate loans and certain consumer loans

Loan Loss Experience

The following tables present the Company’s loan loss experience during the periods indicated:

	September 30,	September 30,
Three Months Ended:	2010	2009
Balance at beginning of period	$6,500	$6,050
Charge-offs:
Residential real estate mortgages	49	41
Commercial real estate and all others	676	-
Credit card and related plans	29	8
Installment loans	110	47
Total charge-offs	864	96
Recoveries:
Residential real estate mortgages	-	-
Commercial real estate and all others	1	-
Credit card and related plans	-	-
Installment loans	5	4
Total recoveries	6	4
Net charge-offs (recoveries)	858	92
Provision charged to operations	858	342
Balance at End of Period	$6,500	$6,300
Ratio of net charge-offs (recoveries )to average loans outstanding	0.14%	0.02%

	September 30,	September 30,
Nine Months Ended:	2010	2009
Balance at beginning of period	$6,300	$5,275
Charge-offs:
Residential real estate mortgages	61	161
Commercial real estate and all others	1,092	188
Credit card and related plans	67	45
Installment loans	317	161
Total charge-offs	1,537	555
Recoveries:
Residential real estate mortgages	1	-
Commercial real estate and all others	1	-
Credit card and related plans	1	1
Installment loans	11	6
Total recoveries	14	7
Net charge-offs (recoveries)	1,523	548
Provision charged to operations	1,723	1,573
Balance at End of Period	$6,500	$6,300
Ratio of net charge-offs (recoveries) to average loans outstanding	0.25%	0.10%

The allowance for loan losses at September 30, 2010 was $6,500 or 1.05% of total loans compared to $6,300 or 1.04% of total loans at December 31, 2009 and $6,300 or 1.05% of total loans at September 30, 2009.

The allowance for loan losses is allocated as follows:

As of:	September 30, 2010			December 31, 2009			September 30, 2009
	Amount	%	*	Amount	%	*	Amount	%	*
Residential real estate mortgages	$1,200	53%		$1,200	55%		$1,200	55%
Commercial real estate and all others	4,200	35%		4,000	33%		4,200	33%
Credit card and related plans	350	1%		350	1%		350	1%
Personal installment loans	750	11%		750	11%		550	11%
Total	$6,500	100%		$6,300	100%		$6,300	100%

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The repurchase agreements are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the

FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At September 30, 2010 the Company had $232,256 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $19,444 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $35,693, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

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

At September 30, 2010 the Bank had executed a purchase agreement in the amount of $690 for land in Scranton, Pennsylvania, to be used for construction of a new branch facility. The Bank is awaiting regulatory approval for the establishment of this new branch office.

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At September 30, 2010, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,785.

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

The Company’s total risk-based capital ratio was 16.72% at September 30, 2010. The Company’s risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Certain financial measures for 2009 contained in this Form 10-Q exclude costs related to the Company’s acquisition of Old Forge Bank on April 1, 2009. Financial measures which exclude the above referenced items have not been determined in accordance with GAAP and are therefore non-GAAP financial measures. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Non-GAAP Reconciliation Schedule provides a disclosure of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

Merger costs of $1,550 in the nine months ended September 30, 2009, respectively, related to the acquisition of Old Forge Bank consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

NON-GAAP RECONCILIATION SCHEDULE
 (unaudited)
(in thousands)

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

Core Earnings Calculation

	Three Months Ended
	September 30,
	2010	2009	Change
Net interest income after provision for loan losses	$7,439	$7,801	$(362)
Non-interest income	3,638	3,143	495
Non-interest expense	(7,201)	(7,037)	(164)
Income tax (provision) benefit	(832)	(812)	(20)
Net income	3,044	3,095	(51)

Adjustments
Non-interest expense
Merger related costs	-	-	-
Total Adjustments pre-tax	-	-	-
Income tax provision (benefit)	-	-	-
After tax adjustments to GAAP	-	-	-
Adjusted net income	$3,044	$3,095	$(51)

Return on Average Assets	1.37%	1.44%
Return on Average Equity	9.94%	10.82%
Dividend Payout Ratio	45.16%	44.68%

	Nine Months Ended
	September 30,
	2010	2009	Change
Net interest income after provision for loan losses	$23,348	$20,608	$2,740
Non-interest income	9,222	8,324	898
Non-interest expense	(21,043)	(21,093)	50
Income tax benefit (provision)	(2,486)	(1,434)	(1,052)
Net income	9,041	6,405	2,636

Adjustments
Non-interest expense
Merger related costs	-	1,550	(1,550)
Total Adjustments pre-tax	-	1,550	(1,550)
Income tax provision (benefit)1	-	527	(527)
After tax adjustments to GAAP	-	1,023	(1,023)
Adjusted net income	$9,041	$7,428	$1,613

Return on Average Assets	1.36%	1.27%
Return on Average Equity	9.99%	9.78%
Dividend Payout Ratio	45.65%	49.22%

Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2010 was 9.99% and 1.36%, respectively. ROE was 8.43% (9.78% excluding the Merger costs) and ROA was 1.09% (1.27% excluding the Merger costs) for the same period last year. The dividend payout ratio was 45.65% for the nine months ended September 30, 2010 and 57.01% (49.22% excluding the Merger costs) for the same period last year.

Allowance for Loan Losses and Credit Fair Value Adjustment

The Company has provided for anticipated loan losses through the allowance for loan losses and a credit fair value adjustment on purchased loans, as shown below:

	September 30,	December 31,	September 30,
	2010	2009	2009
Loans, net of unearned income	$620,553	$603,970	$597,564
Credit fair value adjustment on purchased loans	3,997	5,795	6,358
Total adjusted loans	$624,550	$609,765	$603,922

	September 30,	December 31,	September 30,
	2010	2009	2009
Allowance for loan losses	$6,500	$6,300	$6,300
Credit fair value adjustment on purchased loans	3,997	5,795	6,358
Total allowance	$10,497	$12,095	$12,658

Total allowance to adjusted loans	1.68%	1.98%	2.10%

Management believes that the above information is useful to investors in evaluating the Company’s results of operations and financial condition.

_______________________
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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No change in internal control over financial reporting during the quarter ended September  30, 2010 have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1   — Legal Proceedings

None.

Item 1A — Risk Factors

Except as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 12, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Credit Risk

Our emphasis on residential mortgage and commercial real estate loans in the Northeast Pennsylvania market area exposes us to a risk of loss.

At September 30, 2010, $333.3 million, or 53.7%, of our loan portfolio consisted of residential mortgage loans and $182.8 million, or 29.5%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania. As a result of this concentration, a sustained downturn in the local economy could significantly increase non-performing loans, which would hurt our profits. Future declines in real estate values in the Northeastern Pennsylvania area could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Operational Risk

We may experience increased lending and deposit risk as a result of our acquisition of Old Forge Bank.

On April 1, 2009, we completed our acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million. There are inherent risks in the acquisition of any merger candidate as to the loans and deposits acquired in the merger. There may be greater losses in the loan portfolio that were identified at the merger date. Furthermore, deposit customers might leave the Bank for any number of personal or business reasons. Management monitors our asset quality and deposit base on an ongoing basis. The fair value adjustments applicable to the merger are reviewed annually for appropriateness based upon the actual results compared to the merger date. As such, the market rate adjustment and the credit fair value adjustment are evaluated to ensure that the amortizations and accretions are reasonable.

Risks Regarding Our Common Stock

There may be a limited market for our common stock, which may adversely affect our stock price.

Although our common stock is traded on the Over-the-Counter Bulletin Board, the shares might not be actively traded. If an active trading market for our common stock does not exist, you may not be able to sell all of your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

A significant percentage of our common stock is held by our directors and executive officers, which could enable insiders to prevent a merger or other transaction that may provide stockholders a premium for their shares.

At September 30, 2010, our directors and executive officers beneficially owned 473,642, or 14.5%, of our outstanding shares. If these individuals were to act together, they could have a significant influence over the outcome of any shareholder vote

Item 2   — Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: November 8, 2010

/s/ Patrick Scanlon
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated: November 8, 2010