Form 10-Q
period 2011-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2011-05-09
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on May 1, 2011 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$9,710	$11,585
Interest bearing balances with banks	15,824	2,634
Federal funds sold	—	—

Cash and Cash Equivalents	25,534	14,219
Investment securities:
Available-for-sale, at fair value	169,844	173,297
Held-to-maturity (fair value of $40,036 and $45,218, respectively)	38,720	43,747

Total Investment Securities	208,564	217,044
Loans, net of unearned income	611,021	615,105
Less: Allowance for loan losses	6,800	6,500

Loans, Net	604,221	608,605

Bank premises and equipment	13,391	13,406
Other real estate owned	883	803
Accrued interest receivable	3,422	3,809
Goodwill	26,398	26,398
Cash surrender value of life insurance	15,500	15,380
Federal Home Loan Bank stock	5,778	6,082
Other assets	10,566	10,341

Total Assets	$914,257	$916,087

LIABILITIES
Deposits:
Non-interest bearing	$113,551	$113,391
Interest bearing	586,930	577,641

Total Deposits	700,481	691,032
Other borrowed funds:
Repurchase agreements	19,942	19,394
Short-term borrowings	508	8,688
Long-term borrowings	64,711	68,835
Accrued interest payable	1,106	1,128
Other liabilities	4,234	5,088

Total Liabilities	790,982	794,165

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	75,697	74,304
Accumulated other comprehensive income	(1,320)	(1,280)

Total Stockholders’ Equity	123,275	121,922

Total Liabilities and Stockholders’ Equity	$914,257	$916,087

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

INTEREST INCOME
Interest and fees on loans	$8,342	$8,686
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	815	719
States & political subdivisions	867	1,139
Other securities	14	11
Interest on Federal funds sold	—	—
Interest on balances with banks	2	2

Total Interest Income	10,040	10,557

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	370	433
Interest on other deposits	892	974
Interest on other borrowed funds	635	699

Total Interest Expense	1,897	2,106

Net Interest Income	8,143	8,451
Provision for loan losses	369	328

Net Interest Income After Provision for Loan Losses	7,774	8,123

NON-INTEREST INCOME
Trust department income	398	380
Service charges on deposit accounts	472	532
Merchant transaction income	1,242	1,194
Brokerage fee income	56	70
Other fee income	378	350
Bank-owned life insurance income	120	122
Other operating income	630	61
Realized gains (losses) on securities, net	8	2

Total Non-Interest Income	3,304	2,711

NON-INTEREST EXPENSES
Salaries and employee benefits	3,525	3,173
Expense of premises and fixed assets	1,021	950
Merchant transaction expenses	833	811
FDIC insurance assessments	242	266
Other operating expenses	1,829	1,837

Total Non-Interest Expenses	7,450	7,037

Income before income taxes	3,628	3,797
Applicable income taxes	859	816

Net Income	$2,769	$2,981

Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$0.85	$0.91
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2009	$33	$48,865	$68,086	$413	$117,397

Comprehensive income:
Net income	—	—	2,981	—	2,981
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	90	90

Other comprehensive income				90	90

Comprehensive income					3,071

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, March 31, 2010	$33	$48,865	$69,691	$503	$119,092

Balance, December 31, 2010	$33	$48,865	$74,304	$(1,280)	$121,922

Comprehensive income:
Net income	—	—	2,769	—	2,769
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(40)	(40)

Other comprehensive income				(40)	(40)

Comprehensive income					2,729

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, March 31, 2011	$33	$48,865	$75,697	$(1,320)	$123,275

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net Income	$2,769	$2,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	283	266
Provision for loan losses	369	328
Deferred income tax provision (benefit)	72	94
Amortization of securities, (net of accretion)	121	130
Net realized (gains) losses on securities	(8)	(2)
Loss (gain) on other real estate	—	13
Decrease (increase) in interest receivable	387	450
(Increase) decrease in cash surrender value of life insurance	(120)	(134)
(Increase) decrease in other assets	(297)	(1,107)
Increase (decrease) in income taxes payable	859	816
(Decrease) increase in interest payable	(22)	(17)
(Decrease) increase in other liabilities	(1,341)	(907)

Net cash provided (used) by operating activities	3,072	2,911

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(5,255)	(3,122)
Purchase of investment securities to be held-to-maturity	—	—
Proceeds from sales and maturities of investment securities available-for-sale	7,541	3,102
Proceeds from sales and maturities of investment securities held-to-maturity	2,895	—
Proceeds from repayments of investment securities available-for-sale	1,015	649
Proceeds from repayments of investment securities held-to-maturity	2,109	3,621
Net loans repaid (originated)	3,889	(1,554)
Proceeds from other real estate	—	33
Investment in premises and equipment	(268)	(571)
Net cash received (paid) in merger	—	—

Net cash provided (used) by investing activities	11,926	2,158

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	9,376	(2,991)
Net proceeds (payments) on time deposits	73	6,084
Increase (decrease) in repurchase agreements	548	1,027
Net (decrease) increase in short-term borrowings	(8,180)	(1,442)
Increase in long-term borrowings	—	—
Payments on long-term borrowings	(4,124)	(4,803)
Cash dividends paid	(1,376)	(1,376)

Net cash (used) provided by financing activities	(3,683)	(3,501)

Net increase (decrease) in cash and cash equivalents	11,315	1,568
Cash and cash equivalents at January 1	14,219	13,374

Cash and cash equivalents at March 31	$25,534	$14,942

The Company paid interest and income taxes of $1,919 and $200 and $2,123 and $0 for the three months ended March 31, 2011 and 2010, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2011

(unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2010, the date of the most recent Report of Independent Registered Public Accounting Firm, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2011.

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

Unless the context indicates otherwise, all references in this Quarterly Report to “Company,” “we,” “us” and “our” refer to Penseco Financial Services Corporation and its direct and indirect subsidiaries.

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

On April 1, 2009, the Company completed its acquisition of Old Forge Bank (the “Merger”) in a cash and stock transaction valued at approximately $55.5 million. The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate owned acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

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

The amortized cost and fair value of investment securities at March 31, 2011 and December 31, 2010 are as follows:

Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
U.S. Agency securities	$76,409	$469	$451	$76,427
Mortgage-backed securities	24,657	660	85	25,232
States & political subdivisions	62,355	1,039	585	62,809
Corporate securities	4,057	14	—	4,071

Total Debt Securities	167,478	2,182	1,121	168,539
Equity securities	760	586	41	1,305

Total Available-for-Sale	$168,238	$2,768	$1,162	$169,844

Available-for-Sale

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$78,993	$620	$319	$79,294
Mortgage-backed securities	25,686	709	25	26,370
States & political subdivisions	62,381	839	662	62,558
Corporate securities	4,077	13	—	4,090

Total Debt Securities	171,137	2,181	1,006	172,312
Equity securities	494	540	49	985

Total Available-for-Sale	$171,631	$2,721	$1,055	$173,297

Held-to-Maturity
March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$26,741	$1,153	$80	$27,814
States & political subdivisions	11,979	243	—	12,222

Total Held-to-Maturity	$38,720	$1,396	$80	$40,036

Held-to-Maturity
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$28,877	$1,161	$24	$30,014
States & political subdivisions	14,870	334	—	15,204

Total Held-to-Maturity	$43,747	$1,495	$24	$45,218

Equity securities at March 31, 2011 and December 31, 2010 consisted primarily of other financial institutions’ stock.

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2011	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less:
U.S. Agency securities	$16,165	$16,296	$—	$—
Corporate securities	4,057	4,071	—	—
After one year through five years:
U.S. Agency securities	60,244	60,131	—	—
States & political subdivisions	65	70	—	—
Corporate securities	—	—	—	—
After five years through ten years:
States & political subdivisions	3,561	3,687	6,628	6,780
After ten years:
States & political subdivisions	58,729	59,052	5,351	5,442

Subtotal	142,821	143,307	11,979	12,222
Mortgage-backed securities	24,657	25,232	26,741	27,814

Total Debt Securities	$167,478	$168,539	$38,720	$40,036

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 are as follows:

	Less than twelve months		Twelve months or more		Totals
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$33,514	$451	$—	$—	$33,514	$451
Mortgage-backed securities	24,657	165	—	—	24,657	165
States & political subdivisions	20,595	501	716	84	21,311	585
Equities	149	2	311	39	460	41

Total	$78,915	$1,119	$1,027	$123	$79,942	$1,242

	Less than twelve months		Twelve months or more		Totals
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$28,662	$319	$—	$—	$28,662	$319
Mortgage-backed securities	25,554	49	—	—	25,554	49
States & political subdivisions	23,627	582	721	80	24,348	662
Equities	186	49	—	—	186	49

Total	$78,029	$999	$721	$80	$78,750	$1,079

The table at March 31, 2011, includes forty-one (41) securities that have unrealized losses for less than twelve months and nine (9) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2010, includes fifty-one (51) securities that have unrealized losses for less than twelve months and two (2) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

NOTE 6 — Loan Portfolio

Details regarding the Company’s loan portfolio during the periods indicated are as follows:

As of:	March 31, 2011	December 31, 2010
Loans secured by real estate:
Construction and land development
Residential real estate	$8,122	$7,799
Commercial real estate	21,662	28,345
Secured by 1-4 family residential properties:
Revolving, open-end loans	32,701	33,102
Secured by first liens	226,383	225,105
Secured by junior liens	21,312	21,233
Secured by multi-family properties	9,823	8,062
Secured by non-farm, non-residential properties	170,976	179,619
Commercial and industrial loans to U.S. addressees	38,969	36,190
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,159	3,327
Other (installment and student loans, etc.)	50,935	52,536
Obligations of states & political subdivisions	16,882	9,882
All other loans	10,098	9,906

Gross Loans	611,022	615,106
Less: Unearned income on loans	1	1

Loans, net of unearned income	$611,021	$615,105

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

Age Analysis of Past Due Loans

As of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$49	$86	$1,154	$1,289	$64,660	$65,949	$—
Commercial real estate:
Commercial real estate construction	—	—	$1,040	1,040	20,622	21,662	—
Commercial real estate - other	634	—	$280	914	170,062	170,976	85
Consumer:
Consumer - credit card	12	13	$26	51	3,108	3,159	26
Consumer - other	15	5	$—	20	8,690	8,710	—
Consumer - auto	125	18	$40	183	28,871	29,054	34
Student loans - TERI	109	33	$61	203	6,090	6,293	—
Student loans - other	260	56	$60	376	6,501	6,877	60
Residential:
Residential - prime	3,790	48	$3,380	7,218	291,123	298,341	903

Total	$4,994	$259	$6,041	$11,294	$599,727	$611,021	$1,108

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

Credit Quality Indicators as of March 31, 2011

Corporate Credit Exposure

Credit Risk Profile by Credit Worthiness Category

	Commercial	Commercial Real Estate Construction	Commercial Real Estate - Other
Pass / Watch	$63,704	$19,201	$148,356
Criticized	781	1,412	13,665
Substandard	1,464	1,049	8,955

Total	$65,949	$21,662	$170,976

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

Residential - Real Estate
Performing	$294,961
Non Performing	3,380

Total	$298,341

Credit Risk Profile by Payment Activity

	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$3,133	$8,710	$29,014	$6,232	$6,817
Nonperforming	26	—	40	61	60

Total	$3,159	$8,710	$29,054	$6,293	$6,877

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired Loans

For the Period Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$195	$195	$—	$195	$—
Commercial	—	—	—	—	—
Consumer - TERI	61	61	—	61	—
Consumer - other	—	—	—	—	—
Consumer - auto	6	6	—	6	—
Residential - Real Estate	269	269	—	369	—
With an allowance recorded:
Commercial real estate construction	1,040	1,040	200	1,040	—
Commercial real estate - other	—	—	—	—	—
Commercial	1,617	1,617	932	1,398	4
Residential Real Estate	2,208	2,208	294	1,800	—

Total:	$5,396	$5,396	$1,426	$4,869	$4

Commercial Real Estate	$1,235	$1,235	$200	$1,235	$—
Commercial	$1,617	$1,617	$932	$1,398	$4
Consumer	$67	$67	$—	$67	$—
Residential Real Estate	$2,477	$2,477	$294	$2,169	$—

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

Period-end non-accrual loans, segregated by class of loans, is as follows:

March 31,	2011
Commercial	$1,154
Commercial real estate:
Commercial real estate construction	1,040
Commercial real estate - other	195
Consumer:
Student loans - TERI	61
Student loans - other	—
Consumer - other	—
Consumer - auto	6
Residential:
Residential real estate	2,477

Total	$4,933

The Allowance for Credit Losses and Recorded Investment in Loans for the period ended March 31, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for credit losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	—	—	(34)	(61)	(20)	—	(115)
Recoveries	—	1	26	18	1	—	46
Provision	90	94	72	78	35	—	369

Ending balance 03/31/11	$2,047	$2,162	$1,444	$788	$359	$—	$6,800
Ending balance: Individually evaluated for impairment	932	200	—	294	—		1,426

Ending balance: Collectively evaluated for impairment	$1,115	$1,962	$1,444	$494	$359	$—	$5,374

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:

Ending balance	$65,949	$192,638	$50,934	$298,341	$3,159	$—	$611,021

Ending balance: Individually evaluated for impairment	1,617	1,235	67	2,477	—	—	5,396

Ending balance: Collectively evaluated for impairment	$64,332	$191,403	$50,867	$295,864	$3,159	$—	$605,625

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

March 31,
2012	$295
2013	258
2014	221
2015	184
2016	148
2017 and thereafter	221

$1,327

NOTE 10 — Long-Term Debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by a general collateral pledge of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at March 31, 2011 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$ 29	1.84%	08/28/12	$479
90	3.10%	02/28/13	2,009
430	3.74%	03/13/13	9,930
18	2.66%	08/28/14	697
67	3.44%	03/02/15	2,945
13	3.48%	03/31/15	601
10	3.83%	04/02/18	747
186	4.69%	03/13/23	20,503

Total amortizing			37,911

Non-amortizing loans
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			26,800

Total long-term debt			$64,711

Aggregate maturities of long-term debt at March 31, 2011 are as follows:

March 31,	Principal
2012	$10,695
2013	15,729
2014	2,659
2015	4,577
2016	10,981
Thereafter	20,070

$64,711

NOTE 11 — Employee Benefit Plans

The Company provides, among other benefits, a defined benefit pension plan, currently under curtailment, a 401(k) profit sharing plan for all eligible employees, a post-retirement benefit plan for eligible employees and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Three months ended March 31,	2011	2010	2011	2010
Service cost	$—	$—	$2	$1
Interest cost	175	178	6	5
Expected return on plan assets	(226)	(220)	—	—
Amortization of prior service cost	—	—	2	2
Amortization of net loss (gain)	21	15	—	—

Net periodic pension cost	$(30)	$(27)	$10	$8

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to contribute to its pension plan but expected to contribute $40 to its post-retirement plan during 2011. Readers should refer to the Company’s Annual Report on Form 10-K for 2010 for further details on the Company’s defined benefit pension plan.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the three months ended March 31, 2011 and 2010 was $108 and $132 respectively.

The Company granted restricted stock awards during the three months ended March 31, 2011 valued at $56. There were no awards during the three months ended March 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of March 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2010, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

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

Actual				Regulatory Requirements
				For Capital Adequacy Purposes						To Be “Well Capitalized”
As of March 31, 2011	Amount	Ratio		Amount				Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$100,691	16.88%	>		$47,726		>	8.0%	>	N/A	>	N/A

PSB (Bank)	$96,985	16.28%	>		$47,674		>	8.0%	>	$59,592	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$93,645	15.70%	>		$23,863		>	4.0%	>	N/A	>	N/A

PSB (Bank)	$90,185	15.13%	>		$23,837		>	4.0%	>	$35,755	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$93,645	10.59%	>	$		*	>	*	>	N/A	>	N/A

PSB (Bank)	$90,185	10.25%	>	$		*	>	*	>	$43,974	>	5.0%

PFSC - *3.0% ($26,517), 4.0% ($35,356) or 5.0% ($44,195) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,384), 4.0% ($35,179) or 5.0% ($43,974) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of December 31, 2010	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$98,220	16.42%	>		$47,852	>	8.0%	>	N/A	>	N/A

PSB (Bank)	$94,455	15.81%	>		$47,808	>	8.0%	>	$59,760	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$91,499	15.30%	>		$23,926	>	4.0%	>	N/A	>	N/A

PSB (Bank)	$87,955	14.72%	>		$23,904	>	4.0%	>	$35,856	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$91,499	10.68%	>	$	*	>	*	>	N/A	>	N/A

PSB (Bank)	$87,955	10.32%	>	$	*	>	*	>	$42,607	>	5.0%

PFSC - *3.0% ($25,696), 4.0% ($34,261) or 5.0% ($42,826) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($25,564), 4.0% ($34,086) or 5.0% ($42,607) depending on the bank’s CAMELS Rating and other regulatory risk factors.

NOTE 13 — Merger

An Agreement and Plan of Merger (the “Agreement”) by and between the Company, the Bank and Old Forge Bank, was entered into on December 5, 2008. The Agreement provided for, among other things, the Company to acquire 100% of the outstanding common shares of Old Forge Bank through a two-step merger transaction. The Company consummated the acquisition of Old Forge Bank on April 1, 2009, at which time Old Forge Bank was merged with and into the Bank. Following the Merger, the Bank continues to operate as a banking subsidiary of the Company.

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As part of the Company’s acquisition of Old Forge Bank, the acquired loan portfolio of Old Forge Bank was evaluated based on risk characteristics and other credit and market criteria to determine a credit adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit fair value adjustment for both homogeneous pools and specific loans in determining the fair value of the loans. The credit fair value adjustment accounted for acquired loans deemed to require a specific allocation in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These loans are accounted for in the credit fair value adjustment considering the portion of the loan balance that has been deemed uncollectible based on management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio of Old Forge Bank, six loans with a carrying value of $2,151 exhibited credit quality deterioration resulting in a credit fair value adjustment of $1,391. As of March 31, 2011, there were a total of two loans remaining with a carrying value of $228 with a credit fair value adjustment of $228. As of December 31, 2010, there were a total of two loans remaining with a carrying value of $229 with a credit fair value adjustment of $229. As of March 31, 2010, there were a total of four loans remaining with a carrying value of $1,936 with a credit fair value adjustment of $1,305. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by Management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Three Months Ended March 31, 2011
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—

Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(1)	(1)	—
Consumer / Other	—	—	—

Total Payments	(1)	(1)	—

Balance, March 31, 2011	$228	$228	$—

Three Months Ended March 31, 2010
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2009
Residential Mortgages	$—	$—	$—
Commercial	1,966	1,307	659
Consumer / Other	—	—	—

	1,966	1,307	659
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(30)	(2)	(28)
Consumer / Other	—	—	—

Total Payments	(30)	(2)	(28)

Balance, March 31, 2010	$1,936	$1,305	$631

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$76,427	$—	$76,427
Mortgage-backed securities:
Residential	—	25,232	—	25,232
States & political subdivisions:
Bank qualified tax exempt	—	62,809	—	62,809
Corporate securities:
Aaa credit rating	—	4,071	—	4,071
Equity securities:
Financial services industry	1,305	—	—	1,305

Total securities available-for-sale	$1,305	$168,539	$—	$169,844

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$79,294	$—	$79,294
Mortgage-backed securities:
Residential	—	26,370	—	26,370
States & political subdivisions:
Bank qualified tax exempt	—	62,558	—	62,558
Corporate securities:
Aaa credit rating	—	4,090	—	4,090
Equity securities:
Financial services industry	985	—	—	985

Total securities available-for-sale	$985	$172,312	$—	$173,297

Assets Measured at Fair Value on a Nonrecurring Basis

Certain non-financial assets and non-financial liabilities, measured at fair value on a non-recurring basis, include foreclosed and non-performing assets, goodwill and other intangible assets.

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2010. Goodwill and other identifiable intangibles were not evaluated during the three months ended March 31, 2011 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At March 31, 2011 certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $5,396 were reduced by a specific valuation allowance allocation totaling $1,426, to a total reported fair value of $3,970 based on collateral valuations utilizing Level III valuation inputs.

Federal Home Loan Bank Stock

Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB had indefinitely suspended its stock repurchase and dividend payments during December 2008. During the first quarter of 2011, the FHLB repurchased $304 of capital stock which represented 5.0% of the Bank’s $6,082 investment. Based on current financial information available, management does not believe the FHLB stock value is impaired as of March 31, 2011.

Other Real Estate Owned

Foreclosed real estate, which is considered to be a non-financial asset, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of March 31, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance March 31, 2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,327	$1,327
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	5,396	5,396
Federal Home Loan Bank stock	—	—	5,778	5,778
Other real-estate owned	—	883	—	883

Total non-financial assets	$—	$883	$38,899	$39,782

Certain assets measured at fair value on a non-recurring basis as of December 31, 2010 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2010
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,410	$1,410
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,493	4,493
Federal Home Loan Bank stock	—	—	6,082	6,082
Other real-estate owned	—	803	—	803

Total non-financial assets	$—	$803	$38,383	$39,186

A reconciliation of items in Level III for the period ended March 31, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance December 31, 2010	$1,410	$26,398	$4,493	$6,082	$38,383
Amortization of core deposit intangible	(83)	—	—	—	(83)
Increase in impaired loans	—	—	1,043	—	1,043
Decrease in impaired loans	—	—	(102)	—	(102)
Payments received	—	—	(38)	(304)	(342)

Balance March 31, 2011	$1,327	$26,398	$5,396	$5,778	$38,899

A reconciliation of items in Level III for the year ended December 31, 2010 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Real estate sold under contract	Total
Balance December 31, 2009	$1,751	$26,398	$—	$6,402	$123	$34,674
Amortization of core deposit intangible	(341)	—	—	—	—	(341)
Increase in impaired loans	—	—	5,073	—	—	5,073
Decrease in impaired loans	—	—	(580)	—	—	(580)
Payments received	—	—	—	(320)	(123)	(443)

Balance December 31, 2010	$1,410	$26,398	$4,493	$6,082	$—	$38,383

Disclosures about Fair Value of Financial Instruments

General Accepted Accounting Principles require disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Company had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at March 31, 2011 and December 31, 2010 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Investment securities held-to-maturity

The estimated fair values of investment securities held-to-maturity are based on quoted market prices provided by independent third parties that specialize in those investment sectors. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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

Long-term borrowings

The amounts assigned to long-term borrowings were based on quoted market prices, when available, or based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms.

The carrying and fair values of certain financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$25,534	$25,534	$14,219	$14,219
Investment securities held-to-maturity	38,720	40,036	43,747	45,218
Loans, net	604,221	613,966	608,605	620,040
Cash surrender value of life insurance	15,500	15,500	15,380	15,380
Demand deposits	451,344	451,344	441,968	441,968
Time deposits	249,137	251,570	249,064	251,779
Short-term borrowings	20,450	20,450	28,082	28,082
Long-term borrowings	64,711	66,965	68,835	71,309

Standby Letters of Credit	$(169)	$(169)	$(164)	$(164)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the “Company”) and its subsidiary, Penn Security Bank and Trust Company (the “Bank”), at March 31, 2011 and for the three month periods ended March 31, 2011 and March 31, 2010. All information is presented in thousands of dollars, except as indicated.

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

Provision (allowance) for loan losses - The allowance for loan losses is based on past loan loss experience, management’s evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, merit recognition in estimating loan losses. The provision for loan losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for loan losses to an adequate level to absorb probable losses.

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Income taxes - The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If projected income is not recognized, at all or in the amounts predicted, the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 18 of the “Notes to Consolidated Financial Statements” in the Company’s most recent Annual Report on Form 10-K.

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

Other-than-temporary impairment of investments - Investments are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Premium amortization - The amortization of premiums on mortgage-backed securities is done based on management’s estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

Loans purchased – Loans purchased in the Merger were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

Loan servicing rights – Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds the fair value.

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

Goodwill – Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professional valuation of the Company value as of December 31, 2010. As a result of such valuation, goodwill was determined to be not impaired at December 31, 2010. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part 1A of the Company’s most recent Annual Report on Form 10-K.

Comparison of Operating Results

	Three Months Ended March 31,
	2011	2010
Interest Income	$10,040	$10,557
Interest Expense	1,897	2,106

Net Interest Income	8,143	8,451

Non-Interest Income	3,304	2,711

Total Revenue	$13,344	$13,268

Non-Interest Expense	7,450	7,037

Net Income	$2,769	$2,981

Net Interest Margin	3.87%	4.19%
ROA	1.21%	1.35%
ROE	8.96%	10.04%

The Company reported net income for the three months ended March 31, 2011 of $2,769 or $0.85 per weighted average share compared with $2,981 or $0.91 per weighted average share from the year ago period, a decrease of $212 or 7.1%. Pre-provision net interest income decreased $308 or 3.6%. Net interest income, after provision for loan losses, decreased $349 or 4.3% during the 2011 period, due to a decrease in total interest income of $517 or 4.9% and a $41 increase in the provision for loan losses, partially offset by reduced interest expense of $209 or 9.9% from lower funding costs. The decrease in total interest income was primarily attributable to decreases in interest and fees on loans and interest and dividends on investments, due to weak loan demand and investment cash flows being reinvested into historically low short-term yields. Non-interest income increased $593 or 21.9% primarily as a result of the reversal of a contingent liability recorded in connection with the Merger. Non-interest expenses increased $413 or 5.9%, mainly due to increased salaries and employee benefits of $352 reflecting merit increases in salaries of existing personnel and increased staffing for loan production and monitoring asset quality.

Net income from core operations, which excludes the reversal of a contingent liability recorded in connection with the Merger, decreased $542 for the three months ended March 31, 2011 to $2,439 compared to $2,981 for the same period in 2010. Net income from core operations is a non-GAAP measure of net income. A reconciliation of the net income from core operations and disclosure of the non-GAAP return on assets, return on equity and dividend payout ratio derived from that measure are described in the non-GAAP reconciliation included in this Quarterly Report on Form 10-Q.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Homogeneous loan pools	$151	$175
Time deposits	30	58
Core deposit intangible expense	(55)	(61)

Net income from acquisition fair value adjustment	$126	$172

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

Net interest income before provision for loan losses decreased $308 or 3.6% to $8,143 for the three months ended March 31, 2011 compared to $8,451 for the three months ended March 31, 2010. The average yield on interest earning assets decreased 53 basis points or 9.6%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended March 31, 2011, net interest margin decreased 32 basis points to 3.87% from 4.19% in the same period of 2010.

Total average interest earning assets and average interest bearing funds increased from the three months ended March 31, 2010. Average interest earning assets increased $32.9 million or 4.1%, from $807.7 million in 2010 to $840.6 million in 2011 and average interest bearing funds increased $21.5 million, or 3.3%, from $647.9 million to $669.4 million for the same period. As a percentage of average assets, average earning assets, including bank-owned life insurance (BOLI) remained relatively unchanged for the three months ended March 31, 2011 and 2010, respectively.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended March 31, 2011 and 2010. Average loans as a percentage of average interest earning assets decreased slightly from 74.9% in 2010 to 73.2% in 2011. Average investments increased $19.3 million year over year as well as a percentage of interest earning assets to 25.4% at March 31, 2011 from 24.0% at March 31, 2010. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, increased as a percentage of average assets to 1.4% at March 31, 2011 from 1.1% at March 31, 2010. Average time deposits increased $39.7 million or 19.0% from $208.9 million or 32.2% of interest bearing liabilities in 2010 to $248.6 million or 37.1% of interest bearing liabilities for the 2011 period. In addition, during the three months ended March 31, 2011, average federal funds purchased decreased $8.7 million and average short-term borrowings decreased $18.0 million.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 104 basis points from 5.06% for the three months ended March 31, 2010 to 4.02% for the three months ended March 31, 2011. Also, average loan yields decreased 33 basis points from 5.75% for the three months ended March 31, 2010 to 5.42% for the three months ended March 31, 2011.

The average time deposit costs decreased 41 basis points from 1.90% for the three months ended March 31, 2010 to 1.49% for the three months ended March 31, 2011. In addition, the average cost of money market accounts decreased 15 basis points from 0.66% for the three months ended March 31, 2010 to 0.51% for the three months ended March 31, 2011.

Interest expense in for the three months ended March 31, 2011 totaled $1,897, compared to $2,106 in 2010, a decrease of $209 or 9.9%. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2011 decreased to 1.13%, compared to 1.30% in 2010. Average interest-bearing liabilities increased $21.5 or 3.3% to $669.4 from $647.9 in 2010. Average savings deposits increased $2.5 or 2.2%. Average time deposits increased $39.7 or 19.0% for the three months ended March 31, 2011 due primarily to the issuance of brokered certificates of deposit. Average time deposits represented 37.1% of average interest-bearing liabilities at March 31, 2011, compared to 32.2% at March 31, 2010. Average demand non-interest bearing deposits increased $7.4 or 6.9%.

Historically low interest rates will begin to stress our margin as funding costs have reached a low point and asset yields continue to price downward. The Dodd-Frank financial reform bill passed in 2010 will reduce revenue and increase compliance and regulatory costs.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended March 31, 2011 and March 31, 2010.

	March 31, 2011			March 31, 2010
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$105,401	$533	2.02%	$71,333	$456	2.56%
States & political subdivisions	62,637	712	6.89%	75,442	844	6.78%
Other	5,038	14	1.11%	1,925	11	2.29%
Held-to-maturity:
U.S. Agency obligations	27,790	282	4.06%	22,683	263	4.64%
States & political subdivisions	12,443	155	7.55%	22,584	295	7.92%
Loans, net of unearned income:
Real estate mortgages	318,396	4,110	5.16%	331,684	4,444	5.36%
Commercial real estate	174,345	2,134	4.90%	172,271	2,193	5.09%
Commercial	38,559	571	5.92%	28,577	513	7.18%
Consumer and other	84,185	1,527	7.26%	72,032	1,536	8.53%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	5,957	—	—	6,402	—	—
Interest on balances with banks	5,893	2	0.14%	2,760	2	0.29%

Total Interest Earning Assets/Total Interest Income	840,644	$10,040	4.99%	807,693	$10,557	5.52%

Cash and due from banks	10,381			10,535
Bank premises and equipment	13,438			12,395
Accrued interest receivable	3,395			3,888
Goodwill	26,398			26,397
Cash surrender value of life insurance	15,427			14,428
Other assets	11,652			12,772
Less: Allowance for loan losses	6,479			6,243

Total Assets	$914,856			$881,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$70,154	$72	0.41%	$69,393	$94	0.54%
Savings	114,726	77	0.27%	112,197	82	0.29%
Money markets	147,306	186	0.51%	143,846	237	0.66%
Time - Over $100	84,077	370	1.76%	83,187	433	2.08%
Time - Other	164,555	557	1.35%	125,705	561	1.79%
Federal funds purchased	—	—	—	8,718	12	0.55%
Repurchase agreements	19,228	24	0.50%	18,575	42	0.90%
Short-term borrowings	2,212	3	0.54%	20,208	18	0.36%
Long-term borrowings	67,101	608	3.62%	66,063	627	3.80%

Total Interest Bearing Liabilities/Total Interest Expense	669,359	$1,897	1.13%	647,892	$2,106	1.30%

Demand - Non-interest bearing	114,873			107,460
All other liabilities	7,008			7,782
Stockholders’ equity	123,616			118,731

Total Liabilities and Stockholders’ Equity	$914,856			$881,865

Interest Spread			3.86%			4.22%

Net Interest Income		$8,143			$8,451

FINANCIAL RATIOS
Net interest margin			3.87%			4.19%
Return on average assets			1.21%			1.35%
Return on average equity			8.96%			10.04%
Average equity to average assets			13.51%			13.46%
Dividend payout ratio			49.41%			46.15%

Provision for Loan Losses

The provision for loan losses represents the charge to operating expense necessary to maintain the allowance for loan losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

The local economy continued to experience the effects of our nation’s economic downturn. The local housing market remained weak and the unemployment rate in Scranton/Wilkes-Barre metropolitan area was 9.4% at March 31, 2011. The Company continues to proactively evaluate probable loan losses and address delinquent loans by, among other things, obtaining current appraisals of collateral and increasing communication with clients.

The Bank’s process for determining the allowance for loan and lease losses (ALLL) is based on a comprehensive, well documented and consistently applied analysis of its loan portfolio. This analysis considers all significant factors that affect the collectability of the loans within our portfolio and supports the credit losses estimated by this process. Our ALLL methodology includes procedures for a review by a party who is independent of the Bank’s credit approval and ALLL estimation processes.

The Bank follows its systematic methodology in accordance with the FFIEC Interagency Policy Statements, as amended, and GAAP in assessing the adequacy of its allowance for loan losses. Under GAAP, the adequacy of the allowance for loan losses is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and sensitivity to economic factors and are then collectively evaluated for impairment compared to other loans utilizing standard criteria. Consideration is given to current local economic conditions which the Company continues to classify as recessionary.

Our historical analysis of loss factors, which utilizes a rolling twenty quarters, was refined in the third quarter of 2010 to assign greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances. This change in our methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate - over 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates - the Bank also took into account the decline in real estate sales and new construction in our market area and the drop in real estate values within the market area. Our provision for loan losses for the quarter ended March 31, 2011 was allocated somewhat evenly to the commercial and industrial, commercial real estate, residential real estate and consumer portfolio. Reference should be made to the information about the Company’s provision for loan losses under the heading “General Notes to Financial Statements – Note 6 – Loan Portfolio”.

Based on this methodology, management made a provision of $369 for loan losses for the period ended March 31, 2011, compared to a $328 provision for the comparable prior year period. The amount and number of charge-offs and foreclosures during the periods indicated below are as follows:

At:	March 31, 2011	December 31, 2010	March 31, 2010
Provision for loan losses	$369	$1,999	$328
Allowance for loan losses to non-performing loans	137.84%	161.13%	286.47%
Non-performing loans to period end loans	0.81%	0.66%	0.38%
Ratio of charged-off loans to average loans	0.02%	0.30%	0.02%
Ratio of foreclosed loans to average loans	0.01%	0.19%	0.10%

At:	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$115	15	$1,838	102	$131	19
Foreclosures completed	80	3	1,183	6	578	3
Non-performing loans	4,933	79	4,034	70	2,269	45

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of March 31, 2011 and December 31, 2010; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	March 31, 2011	December 31, 2010
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$—	$—
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	394	401

Total Restructured Loans	$394	$401

The Company believes that the judgments used in establishing the allowance for loan losses are based on reliable information. In assessing the adequacy of the allowance for loan losses, management considers how well prior estimates have related to actual experience. The Company continually monitors the risk elements, historical rates and other data used in establishing the allowance on a periodic basis. Based on this ongoing evaluation, management determines the provision necessary to maintain an appropriate allowance.

The methodology of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary, based on estimates that are susceptible to change, as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Company has increased its portfolio of commercial loans, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At March 31, 2011, management believes the allowance for loan losses is adequate to absorb probable loan losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended March 31, 2011 and March 31, 2010, respectively:

Three Months Ended:	March 31, 2011	March 31, 2010
Trust department income	$398	$380
Service charges on deposit accounts	472	532
Merchant transaction income	1,242	1,194
Brokerage fee income	56	70
Other fee income	378	350
Bank-owned life insurance income	120	122
Other operating income	630	61
Realized gains (losses) on securities, net	8	2

Total Non-Interest Income	$3,304	$2,711

Total non-interest income increased $593 or 21.9%, to $3,304 for the three months ended March 31, 2011, compared with $2,711 for the same period in 2010. Service charges on deposit accounts decreased $60 or 11.3%, primarily due to decreased overdraft activity. Merchant transaction income increased $48 or 4.0%, due to the increased volume of merchant transactions primarily from new business. Brokerage fee income decreased $14 or 20.0%, mostly due to a lower volume of investor activity. Other fee income increased $28 or 8.0%, mainly due to increased debit card discounts of $27 related to the increased number of new accounts and organic growth. Other operating income increased $569 largely due to the reversal of a contingent liability of $500 recorded in connection with the Old Forge Bank acquisition and gains on the sale of low-yielding long-term fixed rate real estate loans of $48. Realized gains (losses) on securities, net, increased $6 as a result of investment securities being called.

Non-Interest Expenses

The following table sets forth information by category of non-interest expenses for the Company for the three months ended March 31, 2011 and March 31, 2010, respectively:

Three Months Ended:	March 31, 2011	March 31, 2010
Salaries and employee benefits	$3,525	$3,173
Expense of premises and fixed assets	1,021	950
Merchant transaction expenses	833	811
FDIC insurance assessments	242	266
Other operating expenses	1,829	1,837

Total Non-Interest Expenses	$7,450	$7,037

Total non-interest expenses increased $413 or 5.9%, to $7,450 for the three months ended March 31, 2011 compared with $7,037 for the same period in 2010. Salaries and employee benefits expense increased $352 or 11.1%, due primarily to merit increases in salaries of existing personnel and increased staffing for loan production and monitoring asset quality. Expense of premises and fixed assets increased $71 or 7.5% largely due to increased occupancy expenses and additional depreciation from branch renovations. Merchant transaction expenses increased $22 or 2.7% due to the increased volume of merchant transactions. FDIC insurance assessments decreased $24 or 9.0% in 2011.

Income Taxes

Applicable income taxes increased $43 or 5.3% due to higher taxable income for the three months ended March 31, 2011.

Investments

The Company’s investment portfolio has two primary functions: to provide liquidity and to contribute to earnings. To provide liquidity, the Company may invest in short-term securities such as Federal funds sold, interest bearing deposits with banks, U.S. Treasury securities and U.S. Agency securities all with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs. The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio during the periods indicated:

	March 31, 2011	December 31, 2010
U.S. Agency obligations	$128,400	$134,541
States & political subdivisions	74,788	77,428
Corporate securities	4,071	4,090

Total Debt Securities	207,259	216,059
Equity Securities	1,305	985

Total Investment Securities	$208,564	$217,044

Federal Home Loan Bank Stock Impairment Evaluation

The Company’s banking subsidiary, Penn Security Bank, is required to maintain certain amounts of Federal Home Loan Bank, or FHLB, stock in order to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. FHLB stock is less liquid than other tradable equity securities and the fair value is equal to cost. No impairment write-downs have been recorded on FHLB stock during 2011 or 2010.

The FHLB had suspended its stock repurchase and dividend payments during December 2008. A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB Pittsburgh capital stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB Pittsburgh must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. During the first quarter of 2011, the FHLB repurchased $304 of capital stock which represented 5.0% of the Bank’s $6,082 investment. Also, during 2010, the Company received $320 of capital stock which represented 5.0% of the Bank’s $6,402 investment at that time. Based on current financial information available, management does not believe the FHLB stock value is impaired as of March 31, 2011.

Loan Portfolio

Details regarding the Company’s loan portfolio at the dates indicated are as follows:

	March 31, 2011	December 31, 2010
Commercial Secured by Real Estate	$192,638	$207,964
Residential Real Estate	298,341	295,301
Commercial and Industrial	38,969	36,190
Consumer	54,093	55,862
State & Political Subdivisions	16,882	9,882
All Other	10,098	9,906

Loans net of Unearned Income	$611,021	$615,105

There were no purchased loans as of March 31, 2011 other than loan participations with local banks. Originations of new loans are primarily in loans secured by real estate with an emphasis on commercial loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 80% and 82% of total loans at March 31, 2011 and December 31, 2010, respectively. Recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. Accordingly, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan losses was adequate as of March 31, 2011. While management uses available information to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses is increased by periodic charges against earnings as a provision for loan losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan loss as a percentage of loans was 1.11% at March 31, 2011, compared to 1.06% at December 31, 2010 and 1.07% at March 31, 2010.

Market Area

Our market area has been affected by the economic decline that has affected the U.S. economy as a whole. The unemployment rate for the Scranton/Wilkes-Barre metropolitan area was 9.4% at March 31, 2011. Although this unemployment rate reflected a modest improvement compared to the regional unemployment rate at December 31, 2010, it is still the highest unemployment rate among Pennsylvania’s 14 metro areas and remains above the national unemployment rate of 8.8%. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

Improved labor conditions and a drop in unemployment did little to affect the foreclosure rate for the Scranton/Wilkes-Barre metropolitan area. In January 2011, foreclosure actions hit a new high, rising to 3.3% of all mortgaged properties. Although the pace of foreclosures has decreased, one of the strengths of the Northeastern Pennsylvania housing market is that it was not impacted by the loss of home equity that has affected the rest of the country. The Case-Shiller House Price Index for Northeastern Pennsylvania has not changed from December 2010. High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual loans
Residential real estate	$2,477	$1,579	$1,506
Commercial real estate	1,235	1,385	416
Commercial loans	1,154	977	167
Consumer loans	67	93	180

Total non-performing loans	$4,933	$4,034	$2,269

Other real estate owned	883	803	937

Total non-performing assets	$5,816	$4,837	$3,206

Loans past due 90 days or more and accruing:
Secured by real estate	$988	$1,236	$1,362
Guaranteed student loans	60	268	117
Credit card loans	26	20	12
Commercial loans	—	100	—
Consumer loans	34	6	2

Total loans past due 90 days or more and accruing	$1,108	$1,630	$1,493

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the Federal Bankruptcy Act. As of March 31, 2011, the Company had $7,279 of TERI loans out of a total student loan portfolio of $16,011. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of March 31, 2011 there was $61 of such loans placed on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $4,933 or 0.81% of loans at March 31, 2011, representing an increase of $2,664 from $2,269 or 0.38% of loans at March 31, 2010 and an increase of $899 from $4,034 or 0.66% of loans at December 31, 2010. The 2011 increase in non-accrual residential real estate loans is due to the continued high unemployment rate, both locally and nationally, and the effects of the slow economy on customers’ ability to repay loans, and delays at the county level in acquiring properties through foreclosure. The Company applies a conservative valuation of the property in assessing collectability, and historically has had a low charge-off ratio. Therefore, the Company believes adequate allowances have been provided. The 2010 increase can be attributed primarily to three commercial borrowers which are well secured and under continuous monitoring by Management. In each case the Bank has taken a charge-off or provided a specific reserve as reflected in the current recorded loan balance in the applicable financial statements. If interest on those loans had been accrued, such income would have been $91 and $43 for the three months ended March 31, 2011 and March 31, 2010, respectively. Interest income on those loans, which is recorded only when received, amounted to $0 for the three months ended March 31, 2011 and March 31, 2010. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

Real estate loans of $988 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and in the process of collection.

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

As of March 31, 2011, the Company had total impaired loans of $5,396. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company determined that a reserve of $1,426, included in the allowance for loan losses, was required against impaired loans at March 31, 2011.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s loan loss experience during the periods indicated:

Three Months Ended:	March 31, 2011	March 31, 2010
Balance at beginning of period	$6,500	$6,300
Charge-offs:
Residential real estate mortgages	61	4
Commercial real estate and all others	—	—
Credit card and related plans	20	11
Installment loans	34	116

Total charge-offs	115	131

Recoveries:
Residential real estate mortgages	18	—
Commercial real estate and all others	1	—
Credit card and related plans	1	—
Installment loans	26	3

Total recoveries	46	3

Net charge-offs (recoveries)	69	128

Provision charged to operations	369	328

Balance at End of Period	$6,800	$6,500

Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	0.02%

The allowance for loan losses at March 31, 2011 was $6,800 or 1.11% of total loans compared to $6,500 or 1.06% of total loans at December 31, 2010 and $6,500 or 1.07% of total loans at March 31, 2010.

The allowance for loan losses is allocated as follows:

As of:	March 31, 2011			December 31, 2010			March 31, 2010
	Amount	%	*	Amount	%	*	Amount	%	*
Residential real estate	$788	49%		$800	48%		$800	51%
Commercial real estate and all others	4,209	42%		4,000	40%		4,000	39%
Credit card and related plans	359	1%		350	1%		350	1%
Personal installment loans	1,444	8%		1,350	11%		1,350	9%

Total	$6,800	100%		$6,500	100%		$6,500	100%

*	Percent of loans in each category to total loans

Our non-performing loans increased from $2,269 at March 31, 2010 to $4,933 at March 31, 2011. As of March 31, 2011, our non-performing loans were comprised of seventy-nine loans of which sixteen loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. As of March 31, 2010, our non-performing loans were comprised of forty-five loans of which six loans are in excess of one hundred thousand dollars and the remainder of which are less than one hundred thousand dollars. The increase in the non-performing loans can be attributed, to a large extent, to the following factors: (1) the addition of a large land development credit and two commercial loans, (2) the continuing deterioration in the economic conditions both locally and regionally, and (3) the widely depressed housing and real estate construction market.

The decrease in asset quality has been addressed by maintaining an adequate loss allowance. As of March 31, 2011, the total of the allowance for loan losses was $6,800. The level of loan loss coverage reflects management’s conservative view of the local economic conditions and an appropriate increase in the allowance for loan losses. As a result of the economic conditions in our market area and the increase in non-performing loans, management has undertaken the following actions beginning in 2009:

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

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	March 31, 2011	December 31, 2010
Demand - Non-interest bearing	$113,551	$113,391
Demand - Interest bearing	68,382	70,989
Savings	118,168	113,382
Money markets	151,243	144,206
Time - Over $100,000	83,776	85,404
Time - Other	165,361	163,660

Total	$700,481	$691,032

As of March 31, 2011, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $19.7 million. The Company also issues brokered certificates of deposit from time to time as an alternative to wholesale funding. As of March 31, 2011, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $49.5 million or 7.1% of total deposits, compared to $51.3 million or 7.4% at December 31, 2010.

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

The Company offers collateralized repurchase agreements, which have a one day maturity, as an alternative deposit option for its customers. The repurchase agreements are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At March 31, 2011 the Company had $237,819 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $23,863 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $30,389, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

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

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At March 31, 2011, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,785.

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

The Company’s total risk-based capital ratio was 16.88% at March 31, 2011. The Company’s risk-based capital ratio is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Company’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Company could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Core Earnings Calculation

Certain financial measures reported herein exclude the effect of the reversal of a contingent liability recorded in the Merger. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Non-GAAP Reconciliation Schedule provides a disclosure of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

The following table presents the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

	Three Months Ended March 31,
	2011	2010	Change
Net interest income after provision for loan losses	$7,774	$8,123	$(349)
Non-interest income	3,304	2,711	593
Non-interest expense	(7,450)	(7,037)	(413)
Income tax (provision) benefit	(859)	(816)	(43)

Net income	2,769	2,981	(212)
Adjustments
Non-interest income
Reversal of a contingent liability	(500)	—	(500)

Total adjustments pre-tax	(500)	—	(500)
Income tax provision (benefit)	170	—	170

After tax adjustments to GAAP	(330)	—	(330)

Adjusted “net income from core operations”	$2,439	$2,981	$(542)

Adjusted Return on Average Assets	1.07%	1.35%
Adjusted Return on Average Equity	7.89%	10.04%
Adjusted Dividend Payout Ratio	56.76%	46.15%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended March 31, 2011 was 8.96% (7.89% excluding the reversal of a contingent liability) and 1.21% (1.07% excluding the reversal of a contingent liability), respectively. ROE was 10.04% and ROA was 1.35% for the same period last year. The dividend payout ratio was 49.41% (56.76% excluding the reversal of a contingent liability) for the three months ended March 31, 2011 and 46.15% for the same period last year.

Allowance for Loan Losses and Credit Fair Value Adjustment

The Company has provided for anticipated loan losses through the allowance for loan losses and a credit fair value adjustment on loans acquired, as shown below:

	March 31,	December 31,	March 31,
	2011	2010	2010
Loans, net of unearned income	$611,021	$615,105	$604,815
Credit fair value adjustment on purchased loans	3,290	3,579	5,483

Total adjusted loans	$614,311	$618,684	$610,298

	March 31,	December 31,	March 31,
	2011	2010	2010
Allowance for loan losses	$6,800	$6,500	$6,500
Credit fair value adjustment on purchased loans	3,290	3,579	5,483

Total allowance	$10,090	$10,079	$11,983

Total allowance to adjusted loans	1.64%	1.63%	1.96%

Management believes that the above information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s financial instruments, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2010.

Item 4. Controls and Procedures

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

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2011. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item  4 — Removed and Reserved

Item 5 — Other Information

None.

Item 6 — Exhibits

3.1.1	Amendment to Articles of Incorporation of Penseco Financial Services Corporation, dated March 10, 2011 (incorporated by reference to Exhibit 3.1.2 of the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011)

10.1	Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 7, 2011)

31	Rule 13a-14(a) / 15-d-4(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best
President and CEO
(Principal Executive Officer)

Dated: May 9, 2011

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated: May 9, 2011