Form 10-Q
period 2011-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2011-08-09
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23777

PENSECO FINANCIAL SERVICES CORPORATION

Incorporated pursuant to the laws of Pennsylvania

Internal Revenue Service — Employer Identification No. 23-2939222

150 North Washington Avenue, Scranton, Pennsylvania 18503-1848

(570) 346-7741

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on August 1, 2011 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$15,608	$11,585
Interest bearing balances with banks	25,880	2,634
Federal funds sold	20,000	—

Cash and Cash Equivalents	61,488	14,219
Investment securities:
Available-for-sale, at fair value	148,904	173,297
Held-to-maturity (fair value of $36,237 and $45,218, respectively)	34,937	43,747

Total Investment Securities	183,841	217,044
Loans, net of unearned income	618,804	615,105
Less: Allowance for loan and lease losses	6,711	6,500

Loans, Net	612,093	608,605

Bank premises and equipment	13,283	13,406
Other real estate owned	169	803
Accrued interest receivable	3,402	3,809
Goodwill	26,398	26,398
Bank owned life insurance	15,625	15,380
Federal Home Loan Bank stock	5,489	6,082
Other assets	11,481	10,341

Total Assets	$933,269	$916,087

LIABILITIES
Deposits:
Non-interest bearing	$118,053	$113,391
Interest bearing	598,802	577,641

Total Deposits	716,855	691,032
Other borrowed funds:
Securities sold under agreements to repurchase	22,165	19,394
Short-term borrowings	407	8,688
Long-term borrowings	62,567	68,835
Accrued interest payable	1,016	1,128
Other liabilities	4,316	5,088

Total Liabilities	807,326	794,165

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	76,927	74,304
Accumulated other comprehensive income	118	(1,280)

Total Stockholders’ Equity	125,943	121,922

Total Liabilities and Stockholders’ Equity	$933,269	$916,087

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
INTEREST INCOME
Interest and fees on loans	$8,328	$8,608
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	745	704
States & political subdivisions	857	1,094
Other securities	15	12
Interest on Federal funds sold	—	—
Interest on balances with banks	4	2

Total Interest Income	9,949	10,420

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	363	532
Interest on other deposits	955	886
Interest on other borrowed funds	604	679

Total Interest Expense	1,922	2,097

Net Interest Income	8,027	8,323
Provision for loan and lease losses	899	537

Net Interest Income After Provision for Loan and Lease Losses	7,128	7,786

NON-INTEREST INCOME
Trust department income	385	337
Service charges on deposit accounts	519	563
Merchant transaction income	931	875
Brokerage fee income	77	92
Other fee income	431	413
Bank-owned life insurance income	125	130
Other operating income	315	172
Realized gains (losses) on securities, net	272	291

Total Non-Interest Income	3,055	2,873

NON-INTEREST EXPENSES
Salaries and employee benefits	3,246	3,092
Expense of premises and fixed assets	806	835
Merchant transaction expenses	666	639
FDIC insurance assessments	180	370
Other operating expenses	1,971	1,869

Total Non-Interest Expenses	6,869	6,805

Income before income taxes	3,314	3,854
Applicable income taxes	708	838

Net Income	$2,606	$3,016

Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$0.80	$0.92
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
INTEREST INCOME
Interest and fees on loans	$16,670	$17,294
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	1,560	1,423
States & political subdivisions	1,724	2,233
Other securities	29	23
Interest on Federal funds sold	—	—
Interest on balances with banks	6	4

Total Interest Income	19,989	20,977

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	733	965
Interest on other deposits	1,847	1,860
Interest on other borrowed funds	1,239	1,378

Total Interest Expense	3,819	4,203

Net Interest Income	16,170	16,774
Provision for loan and lease losses	1,268	865

Net Interest Income After Provision for Loan and Lease Losses	14,902	15,909

NON-INTEREST INCOME
Trust department income	783	717
Service charges on deposit accounts	991	1,095
Merchant transaction income	2,173	2,069
Brokerage fee income	133	162
Other fee income	809	763
Bank-owned life insurance income	245	252
Other operating income	945	233
Realized gains (losses) on securities, net	280	293

Total Non-Interest Income	6,359	5,584

NON-INTEREST EXPENSES
Salaries and employee benefits	6,771	6,265
Expense of premises and fixed assets	1,827	1,785
Merchant transaction expenses	1,499	1,450
FDIC insurance assessments	422	636
Other operating expenses	3,800	3,706

Total Non-Interest Expenses	14,319	13,842

Income before income taxes	6,942	7,651
Applicable income taxes	1,567	1,654

Net Income	$5,375	$5,997

Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$1.64	$1.83
Cash Dividends Declared Per Common Share	$0.84	$0.84

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, March 31, 2010	$33	$48,865	$69,691	$503	$119,092

Comprehensive income:
Net income	—	—	3,016	—	3,016
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	377	377

Other comprehensive income				377	377

Comprehensive income					3,393

Cash dividends declared ($0.42 per share)	—	—	(1,377)	—	(1,377)

Balance, June 30, 2010	$33	$48,865	$71,330	$880	$121,108

Balance, March 31, 2011	$33	$48,865	$75,697	$(1,320)	$123,275

Comprehensive income:
Net income	—	—	2,606	—	2,606
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,438	1,438

Other comprehensive income				1,438	1,438

Comprehensive income					4,044

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, June 30, 2011	$33	$48,865	$76,927	$118	$125,943

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2009	$33	$48,865	$68,086	$413	$117,397

Comprehensive income:
Net income	—	—	5,997	—	5,997
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	467	467

Other comprehensive income				467	467

Comprehensive income					6,464

Cash dividends declared ($0.84 per share)	—	—	(2,753)	—	(2,753)

Balance, June 30, 2010	$33	$48,865	$71,330	$880	$121,108

Balance, December 31, 2010	$33	$48,865	$74,304	$(1,280)	$121,922

Comprehensive income:
Net income	—	—	5,375	—	5,375
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,398	1,398

Other comprehensive income				1,398	1,398

Comprehensive income					6,773

Cash dividends declared ($0.84 per share)	—	—	(2,752)	—	(2,752)

Balance, June 30, 2011	$33	$48,865	$76,927	$118	$125,943

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
OPERATING ACTIVITIES
Net Income	$5,375	$5,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	543	530
Provision for loan and lease losses	1,268	865
Deferred income tax provision (benefit)	129	171
Amortization of securities, (net of accretion)	247	230
Net realized (gains) losses on securities	(280)	(293)
(Gain) loss on other real estate	(245)	13
Decrease (increase) in interest receivable	407	366
(Increase) decrease in bank owned life insurance	(245)	(264)
(Increase) decrease in other assets	(1,269)	225
Increase (decrease) in income taxes payable	1,567	1,654
(Decrease) increase in interest payable	(112)	(121)
(Decrease) increase in other liabilities	(3,059)	(707)

Net cash provided (used) by operating activities	4,326	8,666

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(5,255)	(12,693)
Purchase of investment securities to be held-to-maturity	—	—
Proceeds from investment securities available-for-sale	29,985	13,654
Proceeds from investment securities held-to-maturity	5,325	2,124
Proceeds from repayments of investment securities available-for-sale	1,865	1,589
Proceeds from repayments of investment securities held-to-maturity	3,434	3,622
Net loans (originated) repaid	(4,741)	(7,349)
Proceeds from other real estate	864	33
Investment in premises and equipment	(420)	(1,167)
Proceeds from FHLB share buy back	593	—
Net cash received (paid) in merger	—	—

Net cash provided (used) by investing activities	31,650	(187)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	23,993	(5,510)
Net proceeds (payments) on time deposits	1,830	14,344
Increase (decrease) in securities sold under agreements to repurchase	2,771	267
Net (decrease) increase in short-term borrowings	(8,281)	(14,119)
Increase in long-term borrowings	—	6,300
Payments on long-term borrowings	(6,268)	(6,869)
Cash dividends paid	(2,752)	(2,753)

Net cash provided (used) by financing activities	11,293	(8,340)

Net increase (decrease) in cash and cash equivalents	47,269	139
Cash and cash equivalents at January 1	14,219	13,374

Cash and cash equivalents at June 30	$61,488	$13,513

The Company paid interest and income taxes of $3,931 and $1,840 and $4,324 and $0 for the six months ended June 30, 2011 and 2010, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

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

NOTE 1 — Principles of Consolidation

Penseco Financial Services Corporation is a financial holding company incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a Pennsylvania state chartered bank and trust company.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the valuation of other real estate owned acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

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

The amortized cost and fair value of investment securities at June 30, 2011 and December 31, 2010 are as follows:

Available-for-Sale

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$54,178	$502	$6	$54,674
Mortgage-backed securities	23,785	801	—	24,586
States & political subdivisions	62,359	2,101	80	64,380
Corporate securities	4,038	12	—	4,050

Total Debt Securities	144,360	3,416	86	147,690
Equity securities	760	530	76	1,214

Total Available-for-Sale	$145,120	$3,946	$162	$148,904

Available-for-Sale

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$78,993	$620	$319	$79,294
Mortgage-backed securities	25,686	709	25	26,370
States & political subdivisions	62,381	839	662	62,558
Corporate securities	4,077	13	—	4,090

Total Debt Securities	171,137	2,181	1,006	172,312
Equity securities	494	540	49	985

Total Available-for-Sale	$171,631	$2,721	$1,055	$173,297

Held-to-Maturity

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$25,388	$1,159	$—	$26,547
States & political subdivisions	9,549	141	—	9,690

Total Held-to-Maturity	$34,937	$1,300	$—	$36,237

Held-to-Maturity

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$28,877	$1,161	$24	$30,014
States & political subdivisions	14,870	334	—	15,204

Total Held-to-Maturity	$43,747	$1,495	$24	$45,218

Equity securities at June 30, 2011 and December 31, 2010 consisted primarily of other financial institutions’ stock.

A summary of transactions involving available-for-sale debt securities for the six months ended June 30 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Proceeds from sales	$15,318	$—
Gross realized gains	145	—
Gross realized losses	—	—

The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2011	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less:
U.S. Agency securities	$—	$—	$—	$—
Corporate securities	4,038	4,050	—	—
After one year through five years:
U.S. Agency securities	54,178	54,674	—	—
States & political subdivisions	194	200	—	—
After five years through ten years:
States & political subdivisions	4,603	4,755	5,123	5,222
After ten years:
States & political subdivisions	57,562	59,425	4,426	4,468

Subtotal	120,575	123,104	9,549	9,690
Mortgage-backed securities	23,785	24,586	25,388	26,547

Total Debt Securities	$144,360	$147,690	$34,937	$36,237

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 are as follows:

	Less than twelve months		Twelve months or more		Totals
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$10,047	$6	$—	$—	$10,047	$6
States & political subdivisions	5,494	39	759	41	6,253	80
Equities	55	6	281	70	336	76

Total	$15,596	$51	$1,040	$111	$16,636	$162

	Less than twelve months		Twelve months or more		Totals
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$28,662	$319	$—	$—	$28,662	$319
Mortgage-backed securities	25,554	49	—	—	25,554	49
States & political subdivisions	23,627	582	721	80	24,348	662
Equities	186	49	—	—	186	49

Total	$78,029	$999	$721	$80	$78,750	$1,079

The table at June 30, 2011, includes nine (9) securities that have unrealized losses for less than twelve months and nine (9) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2010, includes fifty-one (51) securities that have unrealized losses for less than twelve months and two (2) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused primarily by interest rate fluctuations and other market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is consistent with the broader market and not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

NOTE 6 — Loan Portfolio

Details regarding the Company’s loan portfolio during the periods indicated are as follows:

As of:	June 30, 2011	December 31, 2010
Loans secured by real estate:
Construction and land development
Residential real estate	$5,888	$7,799
Commercial real estate	20,893	28,345
Secured by 1-4 family residential properties:
Revolving, open-end loans	32,186	33,102
Secured by first liens	226,023	225,105
Secured by junior liens	22,289	21,233
Secured by multi-family properties	9,818	8,062
Secured by non-farm, non-residential properties	182,457	179,619
Commercial and industrial loans to U.S. addressees	39,982	36,190
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,195	3,327
Other (installment and student loans, etc.)	50,314	52,536
Obligations of states & political subdivisions	15,761	9,882
All other loans	9,999	9,906

Gross Loans	618,805	615,106
Less: Unearned income on loans	1	1

Loans, net of unearned income	$618,804	$615,105

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Age Analysis of Past Due Loans

As of June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$28	$—	$876	$904	$64,838	$65,741	$—
Commercial real estate:
Commercial real estate construction	—	—	1,040	1,040	19,853	20,893	—
Commercial real estate - other	668	—	616	1,284	181,173	182,457	145
Consumer:
Consumer - credit card	10	14	25	49	3,146	3,195	25
Consumer - other	51	2	6	59	8,251	8,310	6
Consumer - auto	147	17	49	213	28,620	28,834	4
Student loans - TERI	42	—	108	150	6,143	6,293	—
Student loans - other	284	45	169	498	6,379	6,877	169
Residential:
Residential - prime	2,783	1,589	3,815	8,187	288,017	296,204	608

Total	$4,013	$1,667	$6,704	$12,384	$606,420	$618,804	$957

Age Analysis of Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$90	$—	$1,077	$1,167	$54,811	$55,978	$100
Commercial real estate:
Commercial real estate construction	—	516	1,040	1,556	26,789	28,345	—
Commercial real estate - other	229	102	345	676	178,943	179,619	—
Consumer:
Consumer - credit card	—	36	20	56	3,271	3,327	20
Consumer - other	—	9	5	14	5,914	5,928	—
Consumer - auto	261	18	34	313	29,801	30,114	6
Student loans - TERI	21	89	60	170	7,233	7,403	—
Student loans - other	150	21	268	439	8,651	9,090	268
Residential:
Residential - prime	2,204	985	2,815	6,004	289,297	295,301	1,236

Total	$2,955	$1,776	$5,664	$10,395	$604,710	$615,105	$1,630

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to loan delinquency, the level of classified commercial loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in the Company’s market area.

The Bank utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grades is as follows:

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

Credit Quality Indicators as of June 30, 2011

Corporate Credit Exposure

Credit Risk Profile by Credit Worthiness Category

	Commercial	Commercial Real Estate Construction	Commercial Real Estate - Other
Pass / Watch	$63,693	$18,936	$161,980
Criticized	995	908	11,510
Substandard	1,053	1,049	8,967

Total	$65,741	$20,893	$182,457

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

Residential - Real Estate
Performing	$292,389
Non-performing	3,815

Total	$296,204

Credit Risk Profile by Payment Activity

	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$3,169	$8,290	$28,784	$6,822	$6,094
Non-performing	26	—	49	108	166

Total	$3,195	$8,290	$28,833	$6,930	$6,260

Credit Quality Indicators as of December 31, 2010

Corporate Credit Exposure

Credit Risk Profile by Credit worthiness Category

	Commercial	Commercial Real Estate Construction	Commercial Real Estate - Other
Pass / Watch	$54,188	$25,860	$160,583
Criticized	896	1,436	10,416
Substandard	893	1,049	8,620

Total	$55,977	$28,345	$179,619

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

Residential - Real Estate
Performing	$292,486
Non-performing	2,815

Total	$295,301

Credit Risk Profile by Payment Activity

	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$3,307	$5,923	$30,080	$7,343	$8,822
Non-performing	20	5	34	60	268

Total	$3,327	$5,928	$30,114	$7,403	$9,090

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

Impaired Loans

June 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$471	$471	$—	$471	$—
Commercial	—	—	—	—	—
Consumer - TERI	108	108	—	86	—
Consumer - other	—	—	—	—	—
Consumer - auto	45	45	—	20	—
Residential - real estate	2,186	2,186	—	1,228	—
With an allowance recorded:
Commercial real estate construction	1,040	1,040	200	1,040	—
Commercial real estate - other	—	—	—	—	—
Commercial	876	876	587	1,010	—
Residential real estate	1,021	1,021	172	1,615	—

Total:	$5,747	$5,747	$959	$5,470	$—

Commercial real estate	$1,511	$1,511	$200	$1,511	$—
Commercial	$876	$876	$587	$1,010	$—
Consumer	$153	$153	$—	$106	$—
Residential real estate	$3,207	$3,207	$172	$2,843	$—

Impaired Loans

December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$195	$195	$—	$195	$—
Commercial	—	—	—	—	—
Consumer - TERI	60	60	—	100	—
Consumer - other	5	5	—	67	—
Consumer - auto	28	28	—	30	—
Residential - real estate	467	467	—	500	—
With an allowance recorded:
Commercial real estate construction	1,040	1,040	200	1,300	—
Commercial real estate - other	150	150	25	155	—
Commercial	1,178	1,178	921	427	17
Residential real estate	1,370	1,370	269	700	14

Total:	$4,493	$4,493	$1,415	$3,474	$31

Commercial real estate	$1,385	$1,385	$225	$1,650	$—
Commercial	$1,178	$1,178	$921	$427	$17
Consumer	$93	$93	$—	$197	$—
Residential real estate	$1,837	$1,837	$269	$1,200	$14

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

Period-end non-accrual loans, segregated by class of loans, are as follows:

	June 30, 2011	December 31, 2010
Commercial	$876	$977
Commercial real estate:
Commercial real estate construction	1,040	1,040
Commercial real estate - other	471	345
Consumer:
Student loans - TERI	108	60
Student loans - other	—
Consumer - other	—	5
Consumer - auto	45	28
Residential:
Residential real estate	3,207	1,579

Total	$5,747	$4,034

The Allowance for Credit Losses and Recorded Investment in Loans for the six month period ended June 30, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for credit losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(12)	(258)	(60)	(725)	(52)	—	(1,107)
Recoveries	3	—	28	18	1	—	50
Provision	248	384	79	497	60	—	1,268

Ending balance 06/30/11	$2,196	$2,193	$1,427	$543	$352	$—	$6,711
Ending balance: Individually evaluated for impairment	587	200	—	172	—		959

Ending balance: Collectively evaluated for impairment	$1,609	$1,993	$1,427	$371	$352	$—	$5,752

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$65,741	$203,350	$50,314	$296,204	$3,195	$—	$618,804

Ending balance: Individually evaluated for impairment	876	1,511	153	3,207	—	—	5,747

Ending balance: Collectively evaluated for impairment	$64,865	$201,839	$50,161	$292,997	$3,195	$—	$613,057

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Credit Losses and Recorded Investment in Loans for the year ended December 31, 2010 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total

Allowance for credit losses:
Ending balance	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Ending balance: Individually evaluated for impairment	921	225	—	269	—	—	1,415

Ending balance: collectively evaluated for impairment	$1,036	$1,842	$1,380	$484	$343	$—	$5,085

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$55,978	$207,964	$52,535	$295,301	$3,327	$—	$615,105

Ending balance: Individually evaluated for impairment	1,178	1,385	93	1,837	—	—	4,493

Ending balance: collectively evaluated for impairment	$54,800	$206,579	$52,442	$293,464	$3,327	$—	$610,612

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

NOTE 7 — Loan Servicing

The Company generally retains the right to service mortgage loans sold to third parties. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset within other assets and is amortized in proportion to and over the period of estimated net servicing income.

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

June 30,
2012	$286
2013	249
2014	212
2015	175
2016	138
2017 and thereafter	193

$1,253

NOTE 10 — Long-Term Debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by a general collateral pledge of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at June 30, 2011 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$29	1.84%	08/28/12	$395
90	3.10%	02/28/13	1,753
430	3.74%	03/13/13	8,729
18	2.66%	08/28/14	649
67	3.44%	03/02/15	2,769
13	3.48%	03/31/15	566
10	3.83%	04/02/18	724
186	4.69%	03/13/23	20,182

Total amortizing			35,767

Non-amortizing loans
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			26,800

Total long-term debt			$62,567

Aggregate maturities of long-term debt at June 30, 2011 are as follows:

June 30,	Principal
2012	$10,775
2013	14,160
2014	2,686
2015	10,608
2016	4,701
Thereafter	19,637

$62,567

NOTE 11 — Employee Benefit Plans

The Company provides, among other benefits, a defined benefit pension plan, currently under curtailment, a 401(k) profit sharing plan for all eligible employees, a post-retirement benefit plan for eligible employees and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Six months ended June 30,	2011	2010	2011	2010
Service cost	$—	$—	$4	$2
Interest cost	350	355	12	10
Expected return on plan assets	(452)	(440)	—	—
Amortization of prior service cost	—	—	4	4
Amortization of net loss (gain)	42	28	—	—

Net periodic pension cost	$(60)	$(57)	$20	$16

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to contribute to its pension plan but expected to contribute $40 to its post-retirement plan during 2011. Readers should refer to the Company’s Annual Report on Form 10-K for 2010 for further details on the Company’s defined benefit pension plan.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the six months ended June 30, 2011 and 2010 was $231 and $261 respectively.

The Company granted restricted stock awards during the six months ended June 30, 2011 valued at $56. There were no awards during the six months ended June 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of June 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2011, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

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

Actual				Regulatory Requirements
				For Capital						To Be
				Adequacy Purposes						“Well Capitalized”
As of June 30, 2011	Amount	Ratio		Amount				Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$101,728	16.78%	≥		$48,512		≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$97,974	16.17%	≥		$48,460		≥	8.0%	≥	$60,575	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$94,812	15.64%	≥		$24,256		≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$91,263	15.07%	≥		$24,230		≥	4.0%	≥	$36,345	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$94,812	10.67%	≥	$		*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$91,263	10.32%	≥	$		*	≥	*	≥	$44,227	≥	5.0%

PFSC - *3.0% ($26,668), 4.0% ($35,557) or 5.0% ($44,447) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,536), 4.0% ($35,381) or 5.0% ($44,227) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital						To Be
				Adequacy Purposes						“Well Capitalized”
As of December 31, 2010	Amount	Ratio		Amount				Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$98,220	16.42%	≥		$47,852		≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$94,455	15.81%	≥		$47,808		≥	8.0%	≥	$59,760	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$91,499	15.30%	≥		$23,926		≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$87,955	14.72%	≥		$23,904		≥	4.0%	≥	$35,856	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$91,499	10.68%	≥	$	*		≥	*	≥	N/A	≥	N/A
PSB (Bank)	$87,955	10.32%	≥	$	*		≥	*	≥	$42,607	≥	5.0%

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As part of the Company’s acquisition of Old Forge Bank, the acquired loan portfolio of Old Forge Bank was evaluated based on risk characteristics and other credit and market criteria to determine a credit adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit fair value adjustment for both homogeneous pools and specific loans in determining the fair value of the loans. The credit fair value adjustment accounted for acquired loans deemed to require a specific allocation in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These loans are accounted for in the credit fair value adjustment considering the portion of the loan balance that has been deemed uncollectible based on management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio of Old Forge Bank, six loans with a carrying value of $2,151 exhibited credit quality deterioration resulting in a credit fair value adjustment of $1,391. As of June 30, 2011, there were a total of two loans remaining with a carrying value of $228 with a credit fair value adjustment of $228. As of December 31, 2010, there were a total of two loans remaining with a carrying value of $229 with a credit fair value adjustment of $229. As of June 30, 2010, there were a total of four loans remaining with a carrying value of $1,931 with a credit fair value adjustment of $1,300. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Six Months Ended June 30, 2011
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—

Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(1)	(1)	—
Consumer / Other	—	—	—

Total Payments	(1)	(1)	—

Balance, June 30, 2011	$228	$228	$—

Six Months Ended June 30, 2010
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2009
Residential Mortgages	$—	$—	$—
Commercial	1,966	1,307	659
Consumer / Other	—	—	—

	1,966	1,307	659

Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(35)	(7)	(28)
Consumer / Other	—	—	—

Total Payments	(35)	(7)	(28)

Balance, June 30, 2010	$1,931	$1,300	$631

Note 14 — Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$54,674	$—	$54,674
Mortgage-backed securities:
Residential	—	24,586	—	24,586
States & political subdivisions:
Bank qualified tax exempt	—	64,380	—	64,380
Corporate securities:
Aaa credit rating	—	4,050	—	4,050
Equity securities:
Financial services industry	1,214	—	—	1,214

Total securities available-for-sale	$1,214	$147,690	$—	$148,904

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$79,294	$—	$79,294
Mortgage-backed securities:
Residential	—	26,370	—	26,370
States & political subdivisions:
Bank qualified tax exempt	—	62,558	—	62,558
Corporate securities:
Aaa credit rating	—	4,090	—	4,090
Equity securities:
Financial services industry	985	—	—	985

Total securities available-for-sale	$985	$172,312	$—	$173,297

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2010. Goodwill and other identifiable intangibles were not evaluated during the six months ended June 30, 2011 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At June 30, 2011 certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $5,747 were reduced by a specific valuation allowance allocation totaling $959, to a total reported fair value of $4,788 based on collateral valuations utilizing Level III valuation inputs.

Federal Home Loan Bank Stock

Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. During the first half of 2011, the FHLB repurchased $593 of capital stock which represented 9.75% of the Bank’s $6,082 investment as of December 31, 2010. Based on current financial information available, management does not believe the FHLB stock value is impaired as of June 30, 2011.

Other Real Estate Owned

Foreclosed real estate, which is considered to be a non-financial asset, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of June 30, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance June 30, 2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,253	$1,253
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	5,747	5,747
Federal Home Loan Bank stock	—	—	5,489	5,489
Other real-estate owned	—	169	—	169

Total non-financial assets	$—	$169	$38,887	$39,056

Certain assets measured at fair value on a non-recurring basis as of December 31, 2010 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2010
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,410	$1,410
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,493	4,493
Federal Home Loan Bank stock	—	—	6,082	6,082
Other real-estate owned	—	803	—	803

Total non-financial assets	$—	$803	$38,383	$39,186

A reconciliation of items in Level III for the six month period ended June 30, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$4,493	$6,082	$38,383
Amortization of core deposit intangible	(157)	—	—	—	(157)
Increase in impaired loans	—	—	2,221	—	2,221
Decrease in impaired loans	—	—	(440)	—	(440)
Payments received	—	—	(527)	(593)	(1,120)

Balance, June 30, 2011	$1,253	$26,398	$5,747	$5,489	$38,887

A reconciliation of items in Level III for the year ended December 31, 2010 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Real estate sold under contract	Total
Balance, December 31, 2009	$1,751	$26,398	$—	$6,402	$123	$34,674
Amortization of core deposit intangible	(341)	—	—	—	—	(341)
Increase in impaired loans	—	—	5,073	—	—	5,073
Decrease in impaired loans	—	—	(580)	—	—	(580)
Payments received	—	—	—	(320)	(123)	(443)

Balance, December 31, 2010	$1,410	$26,398	$4,493	$6,082	$—	$38,383

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at June 30, 2011 and December 31, 2010 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$61,488	$61,488	$14,219	$14,219
Investment securities held-to-maturity	34,937	36,237	43,747	45,218
Loans, net	612,093	623,788	608,605	620,040
Bank owned life insurance	15,625	15,625	15,380	15,380
Demand deposits	465,961	465,961	441,968	441,968
Time deposits	250,894	252,895	249,064	251,779
Short-term borrowings	22,572	22,572	28,082	28,082
Long-term borrowings	62,567	65,498	68,835	71,309

Standby Letters of Credit	$(166)	$(166)	$(164)	$(164)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary provides an overview of the financial condition and significant changes in the results of operations of Penseco Financial Services Corporation (the “Company”) and its subsidiary, Penn Security Bank and Trust Company (the “Bank”), at June 30, 2011 and for the three and six month periods ended June 30, 2011 and June 30, 2010. All information is presented in thousands of dollars, except as indicated.

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

Provision (allowance) for loan losses - The allowance for loan and lease losses is based on past loan loss experience, management’s evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, merit recognition in estimating loan losses. The provision for loan and lease losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for loan and lease losses to an adequate level to absorb probable losses.

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

Loans purchased - Loans purchased in the Merger were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

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

Securities sold under agreements to repurchase - The Company also offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities.

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

Goodwill - Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professional valuation of the Company value as of December 31, 2010. As a result of such valuation, goodwill was determined to be not impaired at December 31, 2010.

Comparison of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income	$9,949	$10,420	$19,989	$20,977
Interest Expense	1,922	2,097	3,819	4,203

Net Interest Income	8,027	8,323	16,170	16,774

Non-Interest Income	3,055	2,873	6,359	5,584

Total Revenue	$13,004	$13,293	$26,348	$26,561

Non-Interest Expense	6,869	6,805	14,319	13,842

Net Income	$2,606	$3,016	$5,375	$5,997

Net Interest Margin	3.77%	4.14%	3.82%	4.16%
Return on Average Assets	1.13%	1.37%	1.17%	1.36%
Return on Equity	8.38%	10.00%	8.67%	10.02%

The Company reported net income for the three months ended June 30, 2011 of $2,606 or $0.80 per weighted average share compared with $3,016 or $0.92 per weighted average share from the year ago period, a decrease of $410 or 13.6%. Pre-provision net interest income decreased $296 or 3.6%. Net interest income, after provision for loan and lease losses, decreased $658 or 8.5% during the 2011 period, due to a decrease in total interest income of $471 or 4.5% coupled with a $362 increase in the provision for loan and lease losses, partially offset by reduced interest expense of $175 or 8.3% from lower funding costs. The decrease in total interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields. Non-interest income increased $182 or 6.3% largely due to net gains on the sale of other real estate owned property. Non-interest expenses increased $64 or 0.9%.

The Company reported net income for the six months ended June 30, 2011 of $5,375 or $1.64 per weighted average share compared with $5,997 or $1.83 per weighted average share from the year ago period, a decrease of $622 or 10.4%. Pre-provision net interest income decreased $604 or 3.6%. Net interest income, after provision for loan and lease losses, decreased $1,007 or 6.3% during the 2011 period, due to a decrease in total interest income of $988 or 4.7% and a $403 increase in the provision for loan and lease losses, partially offset by reduced interest expense of $384 or 9.1% from lower funding costs. The decrease in total interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields. Non-interest income increased $775 or 13.9% primarily as a result of the reversal of a contingent liability recorded in connection with the Merger and net gains on the sale of other real estate owned property. Non-interest expenses increased $477 or 3.4%.

Net income from core operations, which excludes the reversal of a contingent liability recorded in connection with the Merger, decreased $952 for the six months ended June 30, 2011 to $5,045 compared to $5,997 for the same period in 2010. Net income from core operations is a non-GAAP measure of net income. A reconciliation of the net income from core operations and disclosure of the non-GAAP return on assets, return on equity and dividend payout ratio derived from that measure are described in the non-GAAP reconciliation included in this Quarterly Report on Form 10-Q.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated are as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
Homogeneous loan pools	$128	$153
Time deposits	25	50
Core deposit intangible expense	(49)	(55)

Net income from acquisition fair value adjustment	$104	$148

	Six Months Ended
	June 30, 2011	June 30, 2010
Homogeneous loan pools	$279	$328
Time deposits	55	108
Core deposit intangible expense	(104)	(116)

Net income from acquisition fair value adjustment	$230	$320

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

Net interest income before applying the provision for loan and lease losses decreased $296 or 3.6% to $8,027 for the three months ended June 30, 2011 compared to $8,323 for the three months ended June 30, 2010. The average yield on interest earning assets decreased 58 basis points or 10.6%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the three months ended June 30, 2011, net interest margin decreased 37 basis points to 3.77% from 4.14% in the same period of 2010.

Total average interest earning assets and average interest bearing funds increased from the three months ended June 30, 2010. Average interest earning assets increased $47.0 million or 5.8%, from $804.6 million in 2010 to $851.6 million in 2011 and average interest bearing funds increased $36.7 million, or 5.7%, from $640.3 million to $677.0 million for the same period. As a percentage of average assets, average earning assets, including bank-owned life insurance (BOLI) remained relatively unchanged for the three months ended June 30, 2011 and 2010, respectively.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended June 30, 2011 and 2010. Average loans as a percentage of average interest earning assets decreased from 75.5% in 2010 to 72.3% in 2011. Average investments increased $16.4 million year over year as well as a percentage of interest earning assets to 24.0% at June 30, 2011 from 23.3% at June 30, 2010. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, increased as a percentage of average assets to 3.8% at June 30, 2011 from 1.1% at June 30, 2010. Average time deposits increased $31.9 million or 14.7% from $216.3 million or 33.8% of interest bearing liabilities in 2010 to $248.2 million or 36.7% of interest bearing liabilities for the 2011 period. In addition, during the three months ended June 30, 2011, average federal funds purchased decreased $7.0 million or 100.0%, average securities sold under agreements to repurchase increased $3.3 million or 18.0% and average short-term borrowings decreased $6.0 million or 92.3%.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 102 basis points from 5.06% for the three months ended June 30, 2010 to 4.04% for the three months ended June 30, 2011. Also, average loan yields decreased 25 basis points from 5.66% for the three months ended June 30, 2010 to 5.41% for the three months ended June 30, 2011.

The average time deposit costs decreased 33 basis points from 1.93% for the three months ended June 30, 2010 to 1.60% for the three months ended June 30, 2011. In addition, the average cost of money market accounts decreased 13 basis points from 0.60% for the three months ended June 30, 2010 to 0.47% for the three months ended June 30, 2011.

Interest expense in for the three months ended June 30, 2011 totaled $1,922, compared to $2,097 in 2010, a decrease of $175 or 8.3%. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2011 decreased to 1.14%, compared to 1.31% in 2010. Average interest-bearing liabilities increased $36.7 or 5.7% to $677.0 from $640.3 in 2010. Average savings deposits increased $3.0 or 2.6%. Average time deposits increased $31.9 or 14.7% for the three months ended June 30, 2011 due primarily to the issuance of brokered certificates of deposit. Average time deposits represented 33.8% of average interest-bearing liabilities for the three months ended June 30, 2011, compared to 36.7% in 2010. Average demand non-interest bearing deposits increased $7.2 or 6.5%.

The historically low interest rates have begun to stress our margin as funding costs have reached a low point and asset yields continue to price downward. The Dodd-Frank financial reform bill passed in 2010 will reduce non-interest income and increase compliance and regulatory costs.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended June 30, 2011 and June 30, 2010.

	June 30, 2011			June 30, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$98,834	$483	1.95%	$70,743	$450	2.54%
States & political subdivisions	62,802	720	6.95%	72,164	816	6.85%
Other	5,366	15	1.12%	2,679	12	1.79%
Held-to-maturity:
U.S. Agency obligations	26,089	262	4.02%	20,777	254	4.89%
States & political subdivisions	10,868	137	7.64%	21,208	278	7.94%
Loans, net of unearned income:
Real estate mortgages	318,282	4,054	5.09%	329,096	4,305	5.23%
Commercial real estate	178,131	2,216	4.98%	176,038	2,259	5.13%
Commercial	39,589	555	5.61%	31,669	517	6.53%
Consumer and other	79,441	1,503	7.57%	71,038	1,527	8.60%
Federal funds sold	1,868	—	—	—	—	—
Federal Home Loan Bank stock	5,578	—	—	6,402	—	—
Interest on balances with banks	24,717	4	0.06%	2,787	2	0.29%

Total Interest Earning Assets/Total Interest Income	851,565	$9,949	4.88%	804,601	$10,420	5.46%

Cash and due from banks	10,393			10,243
Bank premises and equipment	13,356			12,759
Accrued interest receivable	3,350			3,779
Goodwill	26,398			26,398
Bank owned life insurance	15,550			14,567
Other assets	11,094			13,632
Less: Allowance for loan and lease losses	6,667			6,412

Total Assets	$925,039			$879,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$70,125	$63	0.36%	$69,986	$84	0.48%
Savings	117,894	79	0.27%	114,906	81	0.28%
Money markets	155,024	183	0.47%	141,897	212	0.60%
Time - Over $100	83,103	363	1.75%	94,343	532	2.26%
Time - Other	165,093	630	1.53%	121,931	509	1.67%
Federal funds purchased	—	—	—	7,026	10	0.57%
Securities sold under agreements to repurchase	21,609	23	0.43%	18,319	41	0.90%
Short-term borrowings	519	—	—	6,535	8	0.49%
Long-term borrowings	63,669	581	3.65%	65,334	620	3.80%

Total Interest Bearing Liabilities/Total Interest Expense	677,036	$1,922	1.14%	640,277	$2,097	1.31%

Demand - Non-interest bearing	117,868			110,746
All other liabilities	5,700			7,950
Stockholders’ equity	124,435			120,594

Total Liabilities and Stockholders’ Equity	$925,039			$879,567

Interest Spread			3.74%			4.15%

Net Interest Income		$8,027			$8,323

FINANCIAL RATIOS
Net interest margin (1)			3.77%			4.14%
Return on average assets			1.13%			1.37%
Return on average equity			8.38%			10.00%
Average equity to average assets			13.45%			13.71%
Dividend payout ratio			52.50%			45.65%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments comparable to taxable investments, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $441 and $563 for the three months ended June 30, 2011 and 2010, respectively. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Net interest income before provision for loan and lease losses decreased $604 or 3.6% to $16,170 for the six months ended June 30, 2011 compared to $16,774 for the six months ended June 30, 2010. The average yield on interest earning assets decreased 56 basis points or 10.2%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the six months ended June 30, 2011, net interest margin decreased 34 basis points to 3.82% from 4.16% in the same period of 2010.

Total average interest earning assets and average interest bearing funds increased from the six months ended June 30, 2010. Average interest earning assets increased $40.0 million or 5.0%, from $806.1 million in 2010 to $846.1 million in 2011 and average interest bearing funds increased $29.1 million, or 4.5%, from $644.1 million to $673.2 million for the same period. As a percentage of average assets, average earning assets, including bank-owned life insurance (BOLI) remained relatively unchanged for the six months ended June 30, 2011 and 2010, respectively.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the six months ended June 30, 2011 and 2010. Average loans as a percentage of average interest earning assets decreased from 75.2% in 2010 to 72.7% in 2011. Average investments increased $17.8 million year over year as well as a percentage of interest earning assets to 24.7% at June 30, 2011 from 23.7% at June 30, 2010. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, increased as a percentage of average assets to 2.6% at June 30, 2011 from 1.1% at June 30, 2010. Average time deposits increased $35.8 million or 16.8% from $212.6 million or 33.0% of interest bearing liabilities in 2010 to $248.4 million or 36.9% of interest bearing liabilities for the 2011 period. In addition, during the six months ended June 30, 2011, average federal funds purchased decreased $7.9 million or 100.0%, average securities sold under agreements to repurchase increased $2.0 million or 10.9% and average short-term borrowings decreased $12.0 million or 89.6%.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 103 basis points from 5.06% for the six months ended June 30, 2010 to 4.03% for the six months ended June 30, 2011. Also, average loan yields decreased 29 basis points from 5.71% for the six months ended June 30, 2010 to 5.42% for the six months ended June 30, 2011.

The average time deposit costs decreased 36 basis points from 1.91% for the six months ended June 30, 2010 to 1.55% for the six months ended June 30, 2011. In addition, the average cost of money market accounts decreased 14 basis points from 0.63% for the six months ended June 30, 2010 to 0.49% for the six months ended June 30, 2011.

Interest expense in for the six months ended June 30, 2011 totaled $3,819, compared to $4,203 in 2010, a decrease of $384 or 9.1%. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2011 decreased to 1.13%, compared to 1.31% in 2010. Average interest-bearing liabilities increased $29.1 or 4.5% to $673.2 from $644.1 in 2010. Average savings deposits increased $2.7 or 2.4%. Average time deposits increased $35.8 or 16.8% for the six months ended June 30, 2011 due primarily to the issuance of brokered certificates of deposit. Average time deposits represented 36.9% of average interest-bearing liabilities for the six months ended June 30, 2011, compared to 33.0% in 2010. Average demand non-interest bearing deposits increased $7.3 or 6.7%.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the six months ended June 30, 2011 and June 31, 2010.

	June 30, 2011			June 30, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$102,118	$1,016	1.99%	$71,038	$906	2.55%
States & political subdivisions	62,720	1,432	6.92%	73,803	1,660	6.82%
Other	5,202	29	1.11%	2,302	23	2.00%
Held-to-maturity:
U.S. Agency obligations	26,940	544	4.04%	21,730	517	4.76%
States & political subdivisions	11,655	292	7.59%	21,896	573	7.93%
Loans, net of unearned income:
Real estate mortgages	318,339	8,165	5.13%	330,390	8,749	5.30%
Commercial real estate	176,238	4,350	4.94%	174,155	4,452	5.11%
Commercial	39,074	1,125	5.76%	30,123	1,030	6.84%
Consumer and other	81,813	3,030	7.41%	71,535	3,063	8.56%
Federal funds sold	934	—	—	—	—	—
Federal Home Loan Bank stock	5,767	—	—	6,402	—	—
Interest on balances with banks	15,304	6	0.08%	2,773	4	0.29%

Total Interest Earning Assets/Total Interest Income	846,104	$19,989	4.93%	806,147	$20,977	5.49%

Cash and due from banks	10,387			10,389
Bank premises and equipment	13,397			12,577
Accrued interest receivable	3,372			3,834
Goodwill	26,398			26,398
Bank owned life insurance	15,488			14,497
Other assets	11,374			13,202
Less: Allowance for loan and lease losses	6,573			6,328

Total Assets	$919,947			$880,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$70,140	$135	0.38%	$69,690	$178	0.51%
Savings	116,310	156	0.27%	113,551	164	0.29%
Money markets	151,165	369	0.49%	142,872	449	0.63%
Time - Over $100	83,590	733	1.75%	88,765	965	2.17%
Time - Other	164,824	1,187	1.44%	123,818	1,069	1.73%
Federal funds purchased	—	—	—	7,872	22	0.56%
Securities sold under agreements to repurchase	20,418	46	0.45%	18,447	83	0.90%
Short-term borrowings	1,366	3	0.44%	13,372	26	0.39%
Long-term borrowings	65,385	1,190	3.64%	65,698	1,247	3.80%

Total Interest Bearing Liabilities/Total Interest Expense	673,198	$3,819	1.13%	644,085	$4,203	1.31%

Demand - Non-interest bearing	116,370			109,103
All other liabilities	6,354			7,866
Stockholders’ equity	124,025			119,662

Total Liabilities and Stockholders’ Equity	$919,947			$880,716

Interest Spread			3.80%			4.18%

Net Interest Income		$16,170			$16,774

FINANCIAL RATIOS
Net interest margin (1)			3.82%			4.16%
Return on average assets			1.17%			1.36%
Return on average equity			8.67%			10.02%
Average equity to average assets			13.48%			13.59%
Dividend payout ratio			51.22%			45.90%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments comparable to taxable investments, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $888 and $1,150 for the six months ended June 30, 2011 and 2010, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

As a full service community bank operating twelve branch offices throughout Northeastern Pennsylvania, the Bank’s facilities, employees, customers and the collateral securing many of its loans is located in Northeastern Pennsylvania. Accordingly, trends in the local economy have a significant impact on the Bank’s and the Company’s financial condition.

The local economy continued to experience the effects of our nation’s economic downturn. The local housing market remained weak and the unemployment rate in the Scranton/Wilkes-Barre metropolitan area was 8.7% at May 31, 2011. The Company continues to proactively evaluate probable loan losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and moving expeditiously in foreclosure actions.

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

The Bank follows its systematic methodology in accordance with the FFIEC Interagency Policy Statements, as amended, and GAAP in assessing the adequacy of its allowance for loan and lease losses. Under GAAP, the adequacy of the allowance for loan and lease losses is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and sensitivity to economic factors and are then collectively evaluated for impairment compared to other loans utilizing standard criteria. Consideration is given to current local economic conditions which the Company continues to classify as recessionary.

Our historical analysis of loss factors, which utilizes a rolling twenty quarters, was refined in the third quarter of 2010 to assign greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances. This change in our methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate - over 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates - the Bank also took into account the decline in real estate sales and new construction in our market area and the drop in real estate values within the market area. Our provision for loan and lease losses for the quarter ended June 30, 2011 was allocated primarily to commercial real estate and residential real estate portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “General Notes to Financial Statements – Note 6 – Loan Portfolio”.

Based on this methodology, management made a provision of $1,268 for loan losses for the six month period ended June 30, 2011, compared to an $865 provision for the comparable prior year period. The amount and number of charge-offs and foreclosures during the periods indicated below are as follows:

At:	June 30, 2011	December 31, 2010	June 30, 2010
Provision for loan and lease losses	$1,268	$1,999	$865
Allowance for loan and lease losses to non-performing loans	118.32%	161.13%	230.33%
Non-performing loans to period end loans	0.93%	0.66%	0.46%
Ratio of charged-off loans to average loans	0.18%	0.30%	0.11%
Ratio of foreclosed loans to average loans	0.01%	0.19%	0.15%

At:	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$1,107	41	$1,838	102	$673	47
Foreclosures completed	80	3	1,183	6	910	5
Non-performing loans	5,747	107	4,034	70	2,756	68

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of June 30, 2011 and December 31, 2010; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	June 30, 2011	December 31, 2010
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$—	$—
Restructured Loans Included in Non-Accrual Loans or Accruing Loans
Past Due 90 Days or More	384	401

Total Restructured Loans	$384	$401

The Company believes that the judgments used in establishing the allowance for loan and lease losses are based on reliable information. In assessing the adequacy of the allowance for loan and lease losses, management considers how well prior estimates have related to actual experience. The Company continually monitors the risk elements, historical rates and other data used in establishing the allowance on a periodic basis. Based on this ongoing evaluation, management determines the provision necessary to maintain an appropriate allowance.

The methodology of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions or reductions to the allowance may be necessary, based on estimates that are susceptible to change, as a result of changes in economic conditions and other factors. As a result, our allowance for loan and lease losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Discussions with these regulatory agencies may result in adjustments to the Company’s allowance based on judgments about information available to the agencies at the time of their examination.

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial loans over the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At June 30, 2011, management believes the allowance for loan and lease losses is adequate to absorb probable loan losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended June 30, 2011 and June 30, 2010, respectively:

Three Months Ended:	June 30, 2011	June 30, 2010
Trust department income	$385	$337
Service charges on deposit accounts	519	563
Merchant transaction income	931	875
Brokerage fee income	77	92
Other fee income	431	413
Bank-owned life insurance income	125	130
Other operating income	315	172
Realized gains (losses) on securities, net	272	291

Total Non-Interest Income	$3,055	$2,873

Total non-interest income increased $182 or 6.3%, to $3,055 for the three months ended June 30, 2011, compared with $2,873 for the same period in 2010. Trust department income increased $48 or 14.2% due to an increase in the market value of trust assets and new business. Service charges on deposit accounts decreased $44 or 7.8%, primarily due to decreased overdraft activity. Merchant transaction income increased $56 or 6.4%, due primarily to the increased volume of merchant transactions and new business. Brokerage fee income decreased $15 or 16.3%, mostly due to a lower volume of investor activity. Other fee income increased $18 or 4.4%. Other operating income increased $143 largely due to net gains on the sale of other real estate owned property. Net realized gains (losses) on securities decreased $19, as a result of investment securities being sold and called.

The following table sets forth information by category of non-interest income for the Company for the six months ended June 30, 2011 and June 30, 2010, respectively:

Six Months Ended:	June 30, 2011	June 30, 2010
Trust department income	$783	$717
Service charges on deposit accounts	991	1,095
Merchant transaction income	2,173	2,069
Brokerage fee income	133	162
Other fee income	809	763
Bank-owned life insurance income	245	252
Other operating income	945	233
Realized gains (losses) on securities, net	280	293

Total Non-Interest Income	$6,359	$5,584

Total non-interest income increased $775 or 13.9% to $6,359 for the six months ended June 30, 2011, compared with $5,584 for the same period in 2010. Trust department income increased $66 or 9.2% due to an increase in the market value of trust assets and new business. Service charges on deposit accounts decreased $104 or 9.5%, primarily due to decreased overdraft activity. Merchant transaction income increased $104 or 5.0%, due to the increased volume of merchant transactions primarily from new business. Brokerage fee income decreased $29 or 17.9% mostly due to a lower volume of investor activity. Other fee income increased $46 or 6.0% mainly from increased debit card discounts related to the increased number of accounts. Other operating income increased $712 largely due to the reversal of a contingent liability of $500 recorded in connection with the Old Forge Bank acquisition and net gains of $245 on the sale of other real estate owned property.

Non-Interest Expenses

The following table sets forth information by category of non-interest expenses for the Company for the three months ended June 30, 2011 and June 30, 2010, respectively:

Three Months Ended:	June 30, 2011	June 30, 2010
Salaries and employee benefits	$3,246	$3,092
Expense of premises and fixed assets	806	835
Merchant transaction expenses	666	639
FDIC insurance assessments	180	370
Other operating expenses	1,971	1,869

Total Non-Interest Expenses	$6,869	$6,805

Total non-interest expenses increased $64 or 0.9%, to $6,869 for the three months ended June 30, 2011 compared with $6,805 for the same period in 2010. Salaries and employee benefits expense increased $154 or 5.0%, due primarily to merit-based increases in salaries for existing personnel and increased staffing for loan production and monitoring asset quality. Merchant transaction expenses increased $27 or 4.2% due to the increased volume of merchant transactions. FDIC insurance assessments decreased $190 or 51.4%, resulting from recently passed banking legislation. Other operating expenses increased $102 or 5.6% due to increased general operating expenses.

The following table sets forth information by category of non-interest expenses for the Company for the six months ended June 30, 2011 and June 30, 2010, respectively:

Six Months Ended:	June 30, 2011	June 30, 2010
Salaries and employee benefits	$6,771	$6,265
Expense of premises and fixed assets	1,827	1,785
Merchant transaction expenses	1,499	1,450
FDIC insurance assessments	422	636
Other operating expenses	3,800	3,706

Total Non-Interest Expenses	$14,319	$13,842

Total non-interest expenses increased $477 or 3.4% to $14,319 for the six months ended June 30, 2011 compared with $13,842 for the same period of 2010. Salaries and employee benefits expense increased $506 or 8.1%, due primarily to merit-based increases in salaries for existing personnel and increased staffing for loan production and monitoring asset quality. Expense of premises and fixed assets increased $42 or 2.4% largely due to increased occupancy expenses and additional depreciation from branch renovations. Merchant transaction expenses increased $49 or 3.4% due to the increased volume of merchant transactions. FDIC insurance assessments decreased $214 or 33.6%, resulting from recently passed banking legislation.

Income Taxes

Applicable income taxes decreased $130 or 15.5% and $87 or 5.3% due to lower taxable income for the three months and six months ended June 30, 2011, respectively.

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

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio during the periods indicated:

	June 30, 2011	December 31, 2010
U.S. Agency obligations	$104,648	$134,541
States & political subdivisions	73,929	77,428
Corporate securities	4,050	4,090

Total Debt Securities	182,627	216,059
Equity Securities	1,214	985

Total Investment Securities	$183,841	$217,044

Federal Home Loan Bank Stock Impairment Evaluation

The Company’s banking subsidiary, Penn Security Bank and Trust Company, is required to maintain certain amounts of Federal Home Loan Bank, or FHLB, stock in order to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. FHLB stock is less liquid than other tradable equity securities and the fair value is equal to cost. No impairment write-downs have been recorded on FHLB stock during 2011 or 2010.

The FHLB had suspended its stock repurchase and dividend payments during December 2008. A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB Pittsburgh capital stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB Pittsburgh must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. During the first half of 2011, the FHLB repurchased $593 of capital stock which represented 9.75% of the Bank’s $6,082 investment as of December 31, 2010. Also, during 2010, the Company received $320 of capital stock which represented 5.0% of the Bank’s $6,402 investment as of December 31, 2009. Based on current financial information available, management does not believe the FHLB stock value is impaired as of June 30, 2011.

Loan Portfolio

Details regarding the Company’s loan portfolio at the dates indicated are as follows:

	June 30, 2011	December 31, 2010
Commercial Secured by Real Estate	$203,350	$207,964
Residential Real Estate	296,204	295,301
Commercial and Industrial	39,982	36,190
Consumer	53,508	55,862
State & Political Subdivisions	15,761	9,882
All Other	9,999	9,906

Loans net of Unearned Income	$618,804	$615,105

There were no purchased loans as of June 30, 2011 other than loan participations with local banks. Originations of new loans are primarily in loans secured by real estate with an emphasis on commercial loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 81% and 82% of total loans at June 30, 2011 and December 31, 2010, respectively. Recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. Accordingly, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate as of June 30, 2011. While management uses available information to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.08% at June 30, 2011, compared to 1.06% at December 31, 2010 and 1.07% at June 30, 2010.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The unemployment rate for the Scranton/Wilkes-Barre metropolitan area was 8.7% at May 31, 2011. Although this unemployment rate reflected a modest improvement compared to the regional unemployment rate at December 31, 2010, it is still one of the highest unemployment rates among Pennsylvania’s 14 metro areas and represents a modest improvement over the national unemployment rate of 9.2%. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

Improved labor conditions and a drop in unemployment during the quarter ended June 30, 2011 did not significantly impact the foreclosure rate for the Scranton/Wilkes-Barre metropolitan area. In March 2011, foreclosure actions were pending for 3.2% of all mortgaged properties. The Case-Shiller House Price Index for Northeastern Pennsylvania has not changed from December 2010. High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and, as a result, on our loan portfolio. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual loans
Residential real estate	$3,207	$1,579	$1,320
Commercial real estate	1,511	1,385	784
Commercial loans	876	977	569
Consumer loans	153	93	149

Total non-performing loans	$5,747	$4,034	$2,822

Other real estate owned	169	803	1,269

Total non-performing assets	$5,916	$4,837	$4,091

Loans past due 90 days or more and accruing:
Residential real estate	$608	$1,236	$555
Commercial real estate	145	—	—
Guaranteed student loans	169	268	185
Credit card loans	25	20	26
Commercial loans	—	100	—
Consumer loans	10	6	26

Total loans past due 90 days or more and accruing	$957	$1,630	$792

Loans are generally placed on non-accrual status when principal or interest is past due 90 days and when payment in full is not anticipated. For commercial loans, an appraisal is obtained if the loan has been downgraded and the appraisal on file is at least one year old. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of future principal and interest is probable.

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2011, the Company had $7,155 of TERI loans out of a total student loan portfolio of $15,578. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of June 30, 2011 there was $108 of such loans placed on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $5,747 or 0.94% of loans at June 30, 2011, representing an increase of $2,925 from $2,822 or 0.46% of loans at June 30, 2010 and an increase of $1,713 from $4,034 or 0.66% of loans at December 31, 2010. The 2011 increase in non-accrual residential real estate loans is due to the continued high local unemployment rate, the effects of the slow economy on customers’ ability to repay loans and delays at the county level in acquiring properties through foreclosure. In accordance with management’s focused efforts to be proactive on delinquent accounts, the increase in non-accrual loans reflects, in part, the decision to place more loans on non-accrual status when there is a likelihood that such loans will proceed to foreclosure. Subsequent to June 30, 2011, approximately $1.2 million of non-accrual loans have been transferred to other real estate owned.

The Company applies what it believes to be a conservative valuation of the property in assessing collectability, and historically has had a low charge-off ratio. Therefore, the Company believes adequate allowances have been provided. The 2010 increase in non-accrual loans can be attributed primarily to three commercial borrowers which are well secured and under continuous monitoring by Management. In each case the Bank has taken a charge-off or provided a specific reserve as reflected in the current recorded loan balance in the applicable financial statements. If interest on those loans had been accrued, such income would have been $223 and $103 for the six months ended June 30, 2011 and June 30, 2010, respectively. Interest income on those loans, which is recorded only when received, amounted to $0 for the three months ended June 30, 2011 and June 30, 2010. There are no commitments to lend additional funds to individuals whose loans are in non-accrual status.

Real estate loans of $753 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and in the process of collection.

Management’s process for evaluating the adequacy of the allowance for loan and lease losses includes reviewing each month’s loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance, economic conditions and overall credit risk. These reports also address the current status and actions in process on each listed loan. From this information, adjustments are made to the allowance for loan and lease losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower’s ability to pay.

Estimated “low” and “high” allowances for loan loss amounts are derived by accumulating the loss estimates for specific loans and general pools. The actual allowance for loan losses, situated within the estimated low-to-high range, is approved on a quarterly basis.

Due to residential loan charge-offs taken in the first six months of 2011, the specific reserve portion of the allowance for loan and lease losses decreased. Therefore the allowance for loan and lease losses of $6,711 provides an even greater degree of risk coverage.

There were no changes in the methodology of determining the allowance for loan losses at June 30, 2011. Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets in determining the allowance for loan losses.

As of June 30, 2011, the Company had total impaired loans of $5,747. Management has determined $959 of the current reserve be specifically allocated to these impaired loans at June 30, 2011.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s loan loss experience during the periods indicated:

Three Months Ended:	June 30, 2011	June 30, 2010
Balance at beginning of period	$6,800	$6,500
Charge-offs:
Residential real estate mortgages	664	8
Commercial real estate and all others	270	416
Credit card and related plans	32	27
Installment loans	26	91

Total charge-offs	992	542

Recoveries:
Residential real estate mortgages	—	1
Commercial real estate and all others	2	—
Credit card and related plans	—	1
Installment loans	2	3

Total recoveries	4	5

Net charge-offs (recoveries)	988	537

Provision charged to operations	899	537

Balance at End of Period	$6,711	$6,500

Ratio of net charge-offs (recoveries) to average loans outstanding	0.16%	0.09%

Six Months Ended:	June 30, 2011	June 30, 2010
Balance at beginning of period	$6,500	$6,300
Charge-offs:
Residential real estate mortgages	725	12
Commercial real estate and all others	270	416
Credit card and related plans	52	38
Installment loans	60	207

Total charge-offs	1,107	673

Recoveries:
Residential real estate mortgages	18	1
Commercial real estate and all others	3	—
Credit card and related plans	1	1
Installment loans	28	6

Total recoveries	50	8

Net charge-offs (recoveries)	1,057	665

Provision charged to operations	1,268	865

Balance at End of Period	$6,711	$6,500

Ratio of net charge-offs (recoveries) to average loans outstanding	0.17%	0.11%

The allowance for loan and lease losses at June 30, 2011 was $6,711 or 1.08% of total loans compared to $6,500 or 1.06% of total loans at December 31, 2010 and $6,500 or 1.07% of total loans at June 30, 2010.

The allowance for loan and lease losses is allocated as follows:

As of:	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	% *	Amount	% *	Amount	% *
Residential real estate	$543	48%	$800	48%	$1,200	50%
Commercial real estate and all others	4,389	43%	4,000	40%	4,200	40%
Credit card and related plans	352	1%	350	1%	350	1%
Personal installment loans	1,427	8%	1,350	11%	750	9%

Total	$6,711	100%	$6,500	100%	$6,500	100%

*	Percent of loans in each category to total loans

Our non-performing loans increased from $2,822 at June 30, 2010 to $5,747 at June 30, 2011. As of June 30, 2011, our non-performing loans were comprised of seventy-six loans of which nineteen loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. As of June 30, 2010, our non-performing loans were comprised of 38 loans, of which 10 loans are in excess of $100,000 and the remainder of which are less than $100,000. The increase in the non-performing loans can be attributed, to a large extent, to the following factors: (1) the addition of a large land development credit and two commercial loans, (2) the continuing deterioration in the economic conditions both locally and regionally, and (3) the widely depressed housing and real estate construction markets.

The decrease in asset quality has been addressed by maintaining an adequate loss allowance. As of June 30, 2011, the total of the allowance for loan and lease losses was $6,711. The level of loan loss coverage reflects management’s conservative view of the local economic conditions and an appropriate increase in the allowance for loan and lease losses. As a result of the economic conditions in our market area and the increase in non-performing loans, management has undertaken the following actions beginning in 2009:

•	Adjusted the credit policy in 2009 to lower the maximum loan-to-value ratios on commercial real estate loans and certain consumer loans;

•

Hired a former bank examiner in February 2010 to perform loan reviews on a full time basis and to enhance our allowance for loan and lease loss methodology for implementation in the third quarter of 2010 which did not have any appreciable impact on the required level on loan loss allowance;

•

Contracted with a credit professional in March 2010 to assess the soundness of the small business underwriting function as well as the appropriateness of the Company’s established methodology for determining the allowance for loan and lease losses;

As a result of the local and national weakness in the real estate industry, and to mitigate or prevent loan loss, the Bank orders a current appraisal of the collateral securing such loan after it is 90 days delinquent to assess the current loan to value ratio or in the case of commercial loans, if a loan has been downgraded and the current appraisal on file is at least one year old. Both residential and commercial appraisals continue to be discounted appropriately, in view of the weak real estate market.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	June 30, 2011	December 31, 2010
Demand - Non-interest bearing	$118,053	$113,391
Demand - Interest bearing	67,676	70,989
Savings	119,192	113,382
Money markets	161,040	144,206
Time - Over $100,000	86,574	85,404
Time - Other	164,320	163,660

Total	$716,855	$691,032

As of June 30, 2011, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $22.0 million. The Company also issues brokered certificates of deposit from time to time as an alternative to wholesale funding. As of June 30, 2011, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $49.3 million or 6.9% of total deposits, compared to $51.3 million or 7.4% at December 31, 2010.

The Company is largely dependent on its core deposit base of checking and savings accounts to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

As general interest rates in the economy change, some deposits migrate towards investments with higher anticipated yields.

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

The Company offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At June 30, 2011 the Company had $188,630 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $23,250 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $16,959, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

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

During 2010 the Bank had executed purchase agreements in the amount of one million dollars for land in Scranton, Pennsylvania, to be used for construction of a new branch facility. The Bank has received regulatory approval for the establishment of this new branch office. However, the Bank has yet to receive municipal approval for the variance. Without this approval, the Bank would not be able to close under the purchase agreement.

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

The Company’s total risk-based capital ratio was 16.78% at June 30, 2011. The Bank’s total risk-based capital ratio was 16.17% at June 30, 2011, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

The following table presents the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

	Three Months Ended June 30,
	2011	2010	Change
Net interest income after provision for loan and lease losses	$7,128	$7,786	$(658)
Non-interest income	3,055	2,873	182
Non-interest expense	(6,869)	(6,805)	(64)
Income tax (provision) benefit	(708)	(838)	130

Net income	2,606	3,016	(410)

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	—	—	—

Total adjustments pre-tax	—	—	—
Income tax provision (benefit)	—	—	—

After tax adjustments to GAAP	—	—	—

Adjusted “net income from core operations”	$2,606	$3,016	$(410)

Adjusted Return on Average Assets	1.13%	1.37%
Adjusted Return on Average Equity	8.38%	10.00%
Adjusted Dividend Payout Ratio	52.50%	45.65%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended June 30, 2011 was 8.38% and 1.13%, respectively. ROE was 10.00% and ROA was 1.37% for the same period last year. The dividend payout ratio was 52.50% for the three months ended June 30, 2011 and 45.65% for the same period last year.

	Six Months Ended June 30,
	2011	2010	Change
Net interest income after provision for loan and lease losses	$14,902	$15,909	$(1,007)
Non-interest income	6,359	5,584	775
Non-interest expense	(14,319)	(13,842)	(477)
Income tax benefit (provision)	(1,567)	(1,654)	87

Net income	5,375	5,997	(622)

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	(500)	—	(500)

Total adjustments pre-tax	(500)	—	(500)
Income tax provision (benefit)	170	—	170

After tax adjustments to GAAP	(330)	—	(330)

Adjusted “net income from core operations”	$5,045	$5,997	$(952)

Adjusted Return on Average Assets	1.10%	1.36%
Adjusted Return on Average Equity	8.14%	10.02%
Adjusted Dividend Payout Ratio	54.55%	45.90%

Return on average equity (ROE) and return on average assets (ROA) for the six months ended June 30, 2011 was 8.67% (8.14% excluding the reversal of a contingent liability) and 1.17% (1.10% excluding the reversal of a contingent liability), respectively. ROE was 10.02% and ROA was 1.36% for the same period last year. The dividend payout ratio was 51.22% (54.55% excluding the reversal of a contingent liability) for the six months ended June 30, 2011 and 45.90% for the same period last year.

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	June 30, 2011	December 31, 2010	June 30, 2010
Loans, net of unearned income	$618,804	$615,105	$609,736
Credit fair value adjustment on purchased loans	2,928	3,579	5,192

Total adjusted loans	$621,732	$618,684	$614,928

	June 30, 2011	December 31, 2010	June 30, 2010
Allowance for loan and lease losses	$6,711	$6,500	$6,500
Credit fair value adjustment on purchased loans	2,928	3,579	5,192

Total allowance	$9,639	$10,079	$11,692

Total allowance to adjusted loans	1.55%	1.63%	1.90%

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (our principal executive officer) and Finance Division Head (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Finance Division Head concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Removed and Reserved

Item 5 — Other Information

None.

Item 6 — Exhibits

31	Rule 13a-14(a) / 15-d-4(a) Certifications

32	Section 1350 Certifications

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best
President and CEO
(Principal Executive Officer)

Dated:	August 9, 2011

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated:	August 9, 2011