Form 10-Q
period 2011-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2011-11-09
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on November 1, 2011 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$60,565	$11,585
Interest bearing balances with banks	3,450	2,634
Federal funds sold	—	—

Cash and Cash Equivalents	64,015	14,219
Investment securities:
Available-for-sale, at fair value	149,156	173,297
Held-to-maturity (fair value of $29,616 and $45,218, respectively)	28,207	43,747

Total Investment Securities	177,363	217,044
Loans, net of unearned income	637,841	615,105
Less: Allowance for loan and lease losses	6,711	6,500

Loans, Net	631,130	608,605

Bank premises and equipment	13,192	13,406
Other real estate owned	2,109	803
Accrued interest receivable	3,145	3,809
Goodwill	26,398	26,398
Bank owned life insurance	15,749	15,380
Federal Home Loan Bank stock	5,214	6,082
Other assets	11,216	10,341

Total Assets	$949,531	$916,087

LIABILITIES
Deposits:
Non-interest bearing	$131,189	$113,391
Interest bearing	600,495	577,641

Total Deposits	731,684	691,032
Other borrowed funds:
Securities sold under agreements to repurchase	22,640	19,394
Short-term borrowings	863	8,688
Long-term borrowings	60,403	68,835
Accrued interest payable	1,041	1,128
Other liabilities	4,404	5,088

Total Liabilities	821,035	794,165

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	78,369	74,304
Accumulated other comprehensive income	1,229	(1,280)

Total Stockholders’ Equity	128,496	121,922

Total Liabilities and Stockholders’ Equity	$949,531	$916,087

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

INTEREST INCOME
Interest and fees on loans	$8,463	$8,690
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	597	706
States & political subdivisions	803	999
Other securities	16	15
Interest on Federal funds sold	2	—
Interest on balances with banks	3	2

Total Interest Income	9,884	10,412

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	367	621
Interest on other deposits	833	818
Interest on other borrowed funds	585	676

Total Interest Expense	1,785	2,115

Net Interest Income	8,099	8,297
Provision for loan and lease losses	445	858

Net Interest Income After Provision for Loan and Lease Losses	7,654	7,439

NON-INTEREST INCOME
Trust department income	431	400
Service charges on deposit accounts	540	537
Merchant transaction income	1,680	1,597
Brokerage fee income	52	98
Other fee income	450	378
Bank-owned life insurance income	124	132
Other operating income	135	248
Realized gains (losses) on securities, net	159	248

Total Non-Interest Income	3,571	3,638

NON-INTEREST EXPENSES
Salaries and employee benefits	3,397	3,177
Expense of premises and fixed assets	887	888
Merchant transaction expenses	1,110	1,089
FDIC insurance assessments	14	256
Other operating expenses	2,048	1,791

Total Non-Interest Expenses	7,456	7,201

Income before income taxes	3,769	3,876
Applicable income taxes	951	832

Net Income	$2,818	$3,044

Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$0.86	$0.93
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

INTEREST INCOME
Interest and fees on loans	$25,133	$25,984
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	2,157	2,129
States & political subdivisions	2,527	3,232
Other securities	45	38
Interest on Federal funds sold	2	—
Interest on balances with banks	9	6

Total Interest Income	29,873	31,389

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	1,100	1,586
Interest on other deposits	2,680	2,678
Interest on other borrowed funds	1,824	2,054

Total Interest Expense	5,604	6,318

Net Interest Income	24,269	25,071
Provision for loan and lease losses	1,713	1,723

Net Interest Income After Provision for Loan and Lease Losses	22,556	23,348

NON-INTEREST INCOME
Trust department income	1,214	1,117
Service charges on deposit accounts	1,531	1,632
Merchant transaction income	3,853	3,666
Brokerage fee income	185	260
Other fee income	1,259	1,141
Bank-owned life insurance income	369	384
Other operating income	1,080	481
Realized gains (losses) on securities, net	439	541

Total Non-Interest Income	9,930	9,222

NON-INTEREST EXPENSES
Salaries and employee benefits	10,168	9,442
Expense of premises and fixed assets	2,714	2,673
Merchant transaction expenses	2,609	2,539
FDIC insurance assessments	436	892
Other operating expenses	5,848	5,497

Total Non-Interest Expenses	21,775	21,043

Income before income taxes	10,711	11,527
Applicable income taxes	2,518	2,486

Net Income	$8,193	$9,041

Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$2.50	$2.76
Cash Dividends Declared Per Common Share	$1.26	$1.26

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, June 30, 2010	$33	$48,865	$71,330	$880	$121,108

Comprehensive income:
Net income	—	—	3,044	—	3,044
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	996	996

Other comprehensive income				996	996

Comprehensive income					4,040

Cash dividends declared ($0.42 per share)	—	—	(1,375)	—	(1,375)

Balance, September 30, 2010	$33	$48,865	$72,999	$1,876	$123,773

Balance, June 30, 2011	$33	$48,865	$76,927	$118	$125,943

Comprehensive income:
Net income	—	—	2,818	—	2,818
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,111	1,111

Other comprehensive income				1,111	1,111

Comprehensive income					3,929

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, September 30, 2011	$33	$48,865	$78,369	$1,229	$128,496

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2009	$33	$48,865	$68,086	$413	$117,397

Comprehensive income:
Net income	—	—	9,041	—	9,041
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	1,463	1,463

Other comprehensive income				1,463	1,463

Comprehensive income					10,504

Cash dividends declared ($1.26 per share)	—	—	(4,128)	—	(4,128)

Balance, September 30, 2010	$33	$48,865	$72,999	$1,876	$123,773

Balance, December 31, 2010	$33	$48,865	$74,304	$(1,280)	$121,922

Comprehensive income:
Net income	—	—	8,193	—	8,193
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,509	2,509

Other comprehensive income				2,509	2,509

Comprehensive income					10,702

Cash dividends declared ($1.26 per share)	—	—	(4,128)	—	(4,128)

Balance, September 30, 2011	$33	$48,865	$78,369	$1,229	$128,496

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
OPERATING ACTIVITIES
Net Income	$8,193	$9,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	797	803
Provision for loan and lease losses	1,713	1,723
Deferred income tax provision (benefit)	190	222
Amortization of securities, (net of accretion)	361	365
Net realized (gains) losses on securities	(439)	(541)
(Gain) loss on other real estate	(245)	(11)
Decrease (increase) in interest receivable	664	644
(Increase) decrease in bank owned life insurance	(369)	(396)
(Increase) decrease in other assets	(1,065)	1,561
Increase (decrease) in income taxes payable	2,433	1,238
(Decrease) increase in interest payable	(87)	(174)
(Decrease) increase in other liabilities	(4,035)	(3,692)

Net cash provided (used) by operating activities	8,111	10,783

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(5,281)	(26,773)
Purchase of investment securities to be held-to-maturity	—	—
Proceeds from investment securities available-for-sale	30,446	18,245
Proceeds from repayments of investment securities available-for-sale	2,916	3,157
Proceeds from repayments of investment securities held-to-maturity	15,478	8,831
Net loans (originated) repaid	(26,536)	(17,766)
Proceeds from other real estate	864	589
Investment in premises and equipment	(583)	(1,721)
Purchase of bank owned life insurance	—	(450)
Proceeds from FHLB share buy back	868	—

Net cash provided (used) by investing activities	18,172	(15,888)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	46,578	2,323
Net (payments) proceeds on time deposits	(5,926)	29,754
Increase (decrease) in securities sold under agreements to repurchase	3,246	3,804
Net (decrease) increase in short-term borrowings	(7,825)	(27,287)
Increase in long-term borrowings	—	12,800
Payments on long-term borrowings	(8,432)	(9,954)
Cash dividends paid	(4,128)	(4,128)

Net cash provided (used) by financing activities	23,513	7,312

Net increase (decrease) in cash and cash equivalents	49,796	2,207
Cash and cash equivalents at January 1	14,219	13,374

Cash and cash equivalents at September 30	$64,015	$15,581

The Company paid interest and income taxes of $5,691 and $2,315 and $6,492 and $1,800 for the nine months ended September 30, 2011 and 2010, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011

(unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2010, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2011.

NOTE 1 — Principles of Consolidation

Penseco Financial Services Corporation is a financial holding company incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a Pennsylvania state chartered bank and trust company.

The financial statements of the Company have been consolidated with those of its wholly-owned subsidiary, Penn Security Bank and Trust Company and its subsidiaries, eliminating all intercompany items and transactions.

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

NOTE 2 — Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (SEC), the instructions to SEC Form 10-Q and GAAP for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year or any other period.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the valuation of other real estate owned acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and lease losses and other real estate owned, management obtains independent appraisals for significant properties.

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

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The amortized cost and fair value of investment securities at September 30, 2011 and December 31, 2010 are as follows:

Available-for-Sale

	00000000	00000000	00000000	00000000
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$54,150	$912	$—	$55,062
Mortgage-backed securities	22,700	983	—	23,683
States & political subdivisions	62,035	3,371	21	65,385
Corporate securities	4,018	7	—	4,025

Total Debt Securities	142,903	5,273	21	148,155
Equity securities	786	387	172	1,001

Total Available-for-Sale	$143,689	$5,660	$193	$149,156

Available-for-Sale

	00000000	00000000	00000000	00000000
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$78,993	$620	$319	$79,294
Mortgage-backed securities	25,686	709	25	26,370
States & political subdivisions	62,381	839	662	62,558
Corporate securities	4,077	13	—	4,090

Total Debt Securities	171,137	2,181	1,006	172,312
Equity securities	494	540	49	985

Total Available-for-Sale	$171,631	$2,721	$1,055	$173,297

Held-to-Maturity

	00000000	00000000	00000000	00000000
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$23,893	$1,347	$—	$25,240
States & political subdivisions	4,314	62	—	4,376

Total Held-to-Maturity	$28,207	$1,409	$—	$29,616

Held-to-Maturity

	00000000	00000000	00000000	00000000
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$28,877	$1,161	$24	$30,014
States & political subdivisions	14,870	334	—	15,204

Total Held-to-Maturity	$43,747	$1,495	$24	$45,218

Equity securities at September 30, 2011 and December 31, 2010 consisted solely of other financial institutions’ stock.

A summary of transactions involving available-for-sale debt securities for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Proceeds from sales	$15,318	$8,897
Gross realized gains	145	65
Gross realized losses	—	(4)

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2011	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less:
U.S. Agency securities	$8,030	$8,140	$—	$—
Corporate securities	4,018	4,025	—	—
After one year through five years:
U.S. Agency securities	46,120	46,922	—	—
States & political subdivisions	194	199	—	—
After five years through ten years:
States & political subdivisions	4,603	4,730	4,314	4,376
After ten years:
States & political subdivisions	57,238	60,456	—	—

Subtotal	120,203	124,472	4,314	4,376
Mortgage-backed securities	22,700	23,683	23,893	25,240

Total Debt Securities	$142,903	$148,155	$28,207	$29,616

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 are as follows:

	0000000	0000000	0000000	0000000	0000000	0000000
	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
States & political subdivisions	$472	$21	$—	$—	$472	$21
Equities	201	40	217	132	418	172

Total	$673	$61	$217	$132	$890	$193

	0000000	0000000	0000000	0000000	0000000	0000000
	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$28,662	$319	$—	$—	$28,662	$319
Mortgage-backed securities	25,554	49	—	—	25,554	49
States & political subdivisions	23,627	582	721	80	24,348	662
Equities	186	49	—	—	186	49

Total	$78,029	$999	$721	$80	$78,750	$1,079

The table at September 30, 2011, includes six (6) securities that have unrealized losses for less than twelve months and seven (7) securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2010, includes fifty-one (51) securities that have unrealized losses for less than twelve months and two (2) securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

NOTE 6 — Loan Portfolio

Details regarding the Company’s loan portfolio during the periods indicated are as follows:

	September 30,	December 31,
As of:	2011	2010
Loans secured by real estate:
Construction and land development
Residential real estate	$5,694	$7,799
Commercial real estate	21,770	28,345
Secured by 1-4 family residential properties:
Revolving, open-end loans	32,097	33,102
Secured by first liens	223,388	225,105
Secured by junior liens	22,136	21,233
Secured by multi-family properties	9,725	8,062
Secured by non-farm, non-residential properties	187,789	179,619
Commercial and industrial loans to U.S. addressees	50,474	36,190
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,087	3,327
Other (installment and student loans, etc.)	50,588	52,536
Obligations of states & political subdivisions	21,257	9,882
All other loans	9,837	9,906

Gross Loans	637,842	615,106
Less: Unearned income on loans	1	1

Loans, net of unearned income	$637,841	$615,105

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$3	$44	$443	$490	$81,078	$81,568	$—
Commercial real estate:
Commercial real estate - construction	—	—	579	579	21,191	21,770	—
Commercial real estate - other	260	399	29	688	187,101	187,789	—
Consumer:
Consumer - credit card	10	2	24	36	3,051	3,087	24
Consumer - other	38	—	10	48	8,033	8,081	—
Consumer - auto	93	19	25	137	29,706	29,843	5
Student loans - TERI	33	27	40	100	5,958	6,058	—
Student loans - other	52	121	240	413	6,192	6,605	240
Residential:
Residential - prime	745	938	2,828	4,511	288,529	293,040	496

Total	$1,234	$1,550	$4,218	$7,002	$630,839	$637,841	$765

Age Analysis of Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$90	$—	$1,077	$1,167	$54,811	$55,978	$100
Commercial real estate:
Commercial real estate - construction	—	516	1,040	1,556	26,789	28,345	—
Commercial real estate - other	229	102	345	676	178,943	179,619	—
Consumer:
Consumer - credit card	—	36	20	56	3,271	3,327	20
Consumer - other	—	9	5	14	5,914	5,928	—
Consumer - auto	261	18	34	313	29,801	30,114	6
Student loans - TERI	21	89	60	170	7,233	7,403	—
Student loans - other	150	21	268	439	8,651	9,090	268
Residential:
Residential - prime	2,204	985	2,815	6,004	289,297	295,301	1,236

Total	$2,955	$1,776	$5,664	$10,395	$604,710	$615,105	$1,630

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

Pass 3 (Acceptable Risk)

This classification includes loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Pass 2 in terms of secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, undercapitalized, inconsistent in performance or in an industry that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.

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

Credit Quality Indicators as of September 30, 2011

Corporate Credit Exposure

Credit Risk Profile by Credit Worthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$78,501	$19,255	$164,886
Criticized	1,054	2,515	13,772
Substandard	2,013	—	9,131

Total	$81,568	$21,770	$187,789

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

Residential Real Estate
Performing	$290,708
Non-performing	2,332

Total	$293,040

Credit Risk Profile by Payment Activity

	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$3,087	$8,071	$29,823	$6,018	$6,605
Non-performing	—	10	20	40	—

Total	$3,087	$8,081	$29,843	$6,058	$6,605

Credit Quality Indicators as of December 31, 2010

Corporate Credit Exposure

Credit Risk Profile by Credit worthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$54,189	$25,860	$160,583
Criticized	896	1,436	10,416
Substandard	893	1,049	8,620

Total	$55,978	$28,345	$179,619

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

Residential Real Estate
Performing	$292,486
Non-performing	2,815

Total	$295,301

Credit Risk Profile by Payment Activity

	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$3,307	$5,923	$30,080	$7,343	$8,822
Non-performing	20	5	34	60	268

Total	$3,327	$5,928	$30,114	$7,403	$9,090

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

Impaired Loans

September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$390	$390	$—	$431	$—
Commercial	—	—	—	—	—
Consumer - TERI	40	40	—	58	—
Consumer - other	10	10	—	10	—
Consumer - auto	20	20	—	30	—
Residential real estate	1,355	1,355	—	1,300	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	218	218	50	218	—
Commercial	820	820	427	1,120	—
Residential real estate	977	977	185	1,277	—

Total:	$3,830	$3,830	$662	$4,444	$—

Commercial real estate	$608	$608	$50	$649	$—
Commercial	$820	$820	$427	$1,120	$—
Consumer	$70	$70	$—	$98	$—
Residential real estate	$2,332	$2,332	$185	$2,577	$—

Impaired Loans

December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$195	$195	$—	$195	$—
Commercial	—	—	—	—	—
Consumer - TERI	60	60	—	100	—
Consumer - other	5	5	—	67	—
Consumer - auto	28	28	—	30	—
Residential real estate	467	467	—	500	—
With an allowance recorded:
Commercial real estate - construction	1,040	1,040	200	1,300	—
Commercial real estate - other	150	150	25	155	—
Commercial	1,178	1,178	921	427	17
Residential real estate	1,370	1,370	269	700	14

Total:	$4,493	$4,493	$1,415	$3,474	$31

Commercial real estate	$1,385	$1,385	$225	$1,650	$—
Commercial	$1,178	$1,178	$921	$427	$17
Consumer	$93	$93	$—	$197	$—
Residential real estate	$1,837	$1,837	$269	$1,200	$14

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest income is reversed.

Interest income is subsequently recognized only to the extent cash payments are received in excess of total principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured with the minimum of a six month positive payment history.

Period-end non-accrual loans, segregated by class of loans, are as follows:

	September 30, 2011	December 31, 2010
Commercial	$443	$977
Commercial real estate:
Commercial real estate - construction	579	1,040
Commercial real estate - other	29	345
Consumer:
Student loans - TERI	40	60
Student loans - other	—	—
Consumer - other	10	5
Consumer - auto	20	28
Residential:
Residential real estate	2,332	1,579

Total	$3,453	$4,034

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the nine month period ended September 30, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(62)	(494)	(127)	(812)	(81)	—	(1,576)
Recoveries	2	1	39	26	6	—	74
Provision	67	537	139	882	88	—	1,713

Ending balance 09/30/11	$1,964	$2,111	$1,431	$849	$356	$—	$6,711
Ending balance: Individually evaluated for impairment	427	50	—	185	—	—	662

Ending balance: Collectively evaluated for impairment	$1,537	2,061	$1,431	$664	$356	$—	$6,049

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$81,568	$209,559	$50,587	$293,040	$3,087	$—	$637,841

Ending balance: Individually evaluated for impairment	5,919	6,232	—	1,594	—	—	13,745

Ending balance: Collectively evaluated for impairment	$75,649	$203,327	$50,587	$291,446	$3,087	$—	$624,096

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2010 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total

Allowance for Loan and Lease Losses:
Ending balance	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Ending balance: Individually evaluated for impairment	921	225	—	269	—	—	1,415

Ending balance: collectively evaluated for impairment	$1,036	$1,842	$1,380	$484	$343	$—	$5,085

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$55,978	$207,964	$52,535	$295,301	$3,327	$—	$615,105

Ending balance: Individually evaluated for impairment	1,178	1,385	93	1,837	—	—	4,493

Ending balance: collectively evaluated for impairment	$54,800	$206,579	$52,442	$293,464	$3,327	$—	$610,612

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of September 30, 2011 and December 31, 2010; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings Commercial	1	$808	$377

There were no troubled debt restructurings that subsequently defaulted during the nine months ended September 30, 2011.

Modification

December 31, 2010

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings Commercial	1	$808	$401

The loan above, classified as a Troubled Debt Restructuring (TDR), was charged down during 2010 to a balance of $401 and the entire pre-modification balance was split into two notes. The customer is currently paying principal and interest on one note and interest only on the other note. Nonetheless, the loan is fully reserved based on management’s evaluation of both the customer’s ability to maintain their cash flow and the value of the underlying collateral.

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

NOTE 9 — Other Intangible Assets

Intangible assets include the premium assigned to the core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

September 30,
2012	$276
2013	239
2014	203
2015	166
2016	129
Thereafter	166

$1,179

NOTE 10 — Long-Term Debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by all of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at September 30, 2011 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$ 29	1.84%	08/28/12	$311
90	3.10%	02/28/13	1,496
430	3.74%	03/13/13	7,517
18	2.66%	08/28/14	599
67	3.44%	03/02/15	2,591
13	3.48%	03/31/15	530
10	3.83%	04/02/18	700
186	4.69%	03/13/23	19,859

Total amortizing			33,603

Non-amortizing loans

	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			26,800

Total long-term debt			$60,403

Aggregate maturities of long-term debt at September 30, 2011 are as follows:

September 30,	Principal
2012	$10,827
2013	12,605
2014	2,696
2015	10,355
2016	4,720
Thereafter	19,200

$60,403

NOTE 11 — Employee Benefit Plans

The Company provides, among other benefits, a defined benefit pension plan, currently under curtailment, a 401(k) profit sharing plan for all eligible employees, a post-retirement benefit plan for eligible employees and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Nine months ended September 30,	2011	2010	2011	2010
Service cost	$—	$—	$6	$3
Interest cost	525	532	18	15
Expected return on plan assets	(678)	(660)	—	—
Amortization of prior service cost	—	—	6	6
Amortization of net loss (gain)	63	43	—	—

Net periodic pension cost	$(90)	$(85)	$30	$24

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to contribute to its pension plan but expected to contribute $40 to its post-retirement plan during 2011. Readers should refer to the Company’s Annual Report on Form 10-K for 2010 for further details on the Company’s defined benefit pension plan.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the nine months ended September 30, 2011 and 2010 was $362 and $390 respectively.

The Company granted restricted stock awards during the nine months ended September 30, 2011 valued at $56. There were no awards during the nine months ended September 30, 2010.

NOTE 12 — Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the Board of Governors of the Federal Reserve System (Federal Reserve Board). Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the Capital Adequacy table on the following page) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of September 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2011, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of September 30, 2011, the Company and Bank have capital levels that are in excess of minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. The balances in the capital stock and surplus accounts are unavailable for dividends. Dividends from the Bank are the Company’s primary source of funds.

In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company’s affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by the affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company’s affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate of such transactions by the Bank with a single affiliate is limited in amount to 10 percent of the Bank’s capital stock and surplus, and the aggregate of such transactions with all affiliates is limited to 20 percent of the Bank’s capital stock and surplus. The Federal Reserve Board has interpreted “capital stock and surplus” to include undivided profits.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of September 30, 2011	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$103,823	16.75%	≥		$49,576	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$100,213	16.19%	≥		$49,528	≥	8.0%	≥	$61,909	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$97,015	15.66%	≥		$24,788	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$93,502	15.10%	≥		$24,764	≥	4.0%	≥	$37,145	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$97,015	10.82%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$93,502	10.47%	≥	$	*	≥	*	≥	$44,632	≥	5.0%

PFSC - *3.0% ($26,668), 4.0% ($35,557) or 5.0% ($44,447) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,536), 4.0% ($35,381) or 5.0% ($44,227) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of December 31, 2010	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$98,220	16.42%	≥		$47,852	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$94,455	15.81%	≥		$47,808	≥	8.0%	≥	$59,760	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$91,499	15.30%	≥		$23,926	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$87,955	14.72%	≥		$23,904	≥	4.0%	≥	$35,856	≥	6.0%
Tier 1 Capital (to Average Assets)
PFSC (Company)	$91,499	10.68%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$87,955	10.32%	≥	$	*	≥	*	≥	$42,607	≥	5.0%

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As part of the Company’s acquisition of Old Forge Bank, the acquired loan portfolio of Old Forge Bank was evaluated based on risk characteristics and other credit and market criteria to determine a credit adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit fair value adjustment for both homogeneous pools and specific loans in determining the fair value of the loans. The credit fair value adjustment accounted for acquired loans deemed to require a specific allocation in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These loans are accounted for in the credit fair value adjustment considering the portion of the loan balance that has been deemed uncollectible based on management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio of Old Forge Bank, six loans with a carrying value of $2,151 exhibited credit quality deterioration resulting in a credit fair value adjustment of $1,391. As of September 30, 2011, there were a total of two loans remaining with a carrying value of $217 with a credit fair value adjustment of $217. As of December 31, 2010, there were a total of two loans remaining with a carrying value of $229 with a credit fair value adjustment of $229. As of September 30, 2010, there were a total of three loans remaining with a carrying value of $714 with a credit fair value adjustment of $370. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Nine Months Ended September 30, 2011
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(12)	(12)	—
Consumer / Other	—	—	—

Total Payments	(12)	(12)	—

Balance, September 30, 2011	$217	$217	$—

Nine Months Ended September 30, 2010
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2009
Residential Mortgages	$—	$—	$—
Commercial	1,966	1,307	659
Consumer / Other	—	—	—

	1,966	1,307	659
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	(1,240)	(925)	(315)
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	(1,240)	(925)	(315)
Payments
Residential Mortgages	—	—	—
Commercial	(12)	(12)	—
Consumer / Other	—	—	—

Total Payments	(12)	(12)	—

Balance, September 30, 2010	$714	$370	$344

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$55,062	$—	$55,062
Mortgage-backed securities:
Residential	—	23,683	—	23,683
States & political subdivisions:
Bank qualified tax exempt	—	65,385	—	65,385
Corporate securities:
Aaa credit rating	—	4,025	—	4,025
Equity securities:
Financial services industry	1,001	—	—	1,001

Total securities available-for-sale	$1,001	$148,155	$—	$149,156

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$79,294	$—	$79,294
Mortgage-backed securities:
Residential	—	26,370	—	26,370
States & political subdivisions:
Bank qualified tax exempt	—	62,558	—	62,558
Corporate securities:
Aaa credit rating	—	4,090	—	4,090
Equity securities:
Financial services industry	985	—	—	985

Total securities available-for-sale	$985	$172,312	$—	$173,297

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2010. Goodwill and other identifiable intangibles were not evaluated during the nine months ended September 30, 2011 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At September 30, 2011 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $3,830 were reduced by a specific valuation allowance allocation totaling $662, to a total reported fair value of $3,168 based on collateral valuations utilizing Level III valuation inputs.

Federal Home Loan Bank Stock

Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. During the first nine months of 2011, the FHLB repurchased $868 of capital stock which represented 14.27% of the Bank’s $6,082 investment as of December 31, 2010. Based on current financial information available, management does not believe the FHLB stock value is impaired as of September 30, 2011.

Other Real Estate Owned

Foreclosed real estate, which is considered to be a non-financial asset, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of September 30, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance September 30, 2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,179	$1,179
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	3,168	3,168
Federal Home Loan Bank stock	—	—	5,214	5,214
Other real-estate owned	—	2,109	—	2,109

Total non-financial assets	$—	$2,109	$35,959	$38,068

Certain assets measured at fair value on a non-recurring basis as of December 31, 2010 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2010
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,410	$1,410
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	3,078	3,078
Federal Home Loan Bank stock	—	—	6,082	6,082
Other real-estate owned	—	803	—	803

Total non-financial assets	$—	$803	$36,968	$37,771

A reconciliation of items in Level III for the nine month period ended September 30, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$36,968
Amortization of core deposit intangible	(231)	—	—	—	(231)
Increase in impaired loans	—	—	2,742	—	2,742
Decrease in impaired loans	—	—	(2,652)	—	(2,652)
Payments received	—	—	—	(868)	(868)

Balance, September 30, 2011	$1,179	$26,398	$3,168	$5,214	$35,959

A reconciliation of items in Level III for the year ended December 31, 2010 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Real estate sold under contract	Total
Balance, December 31, 2009	$1,751	$26,398	$—	$6,402	$123	$34,674
Amortization of core deposit intangible	(341)	—	—	—	—	(341)
Increase in impaired loans	—	—	3,658	—	—	3,658
Decrease in impaired loans	—	—	(580)	—	—	(580)
Payments received	—	—	—	(320)	(123)	(443)

Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$—	$36,968

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at September 30, 2011 and December 31, 2010 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Deposits

The estimated fair values of demand deposits (interest and non-interest bearing checking accounts, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (their carrying amounts). The fair value for certificates of deposit was calculated by an independent third party by discounting contractual cash flows using current market rates for instruments with similar maturities, using a credit based risk model. The carrying amount of accrued interest receivable and payable approximates fair value.

Long-term borrowings

The amounts assigned to long-term borrowings were based on quoted market prices, when available, or based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms.

The carrying and fair values of certain financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$64,015	$64,015	$14,219	$14,219
Investment securities held-to-maturity	28,207	29,616	43,747	45,218
Loans, net	631,130	647,602	608,605	620,040
Bank owned life insurance	15,749	15,749	15,380	15,380
Demand deposits	488,546	488,546	441,968	441,968
Time deposits	243,138	246,761	249,064	251,779
Short-term borrowings	23,503	23,503	28,082	28,082
Long-term borrowings	60,403	64,306	68,835	71,309

Standby Letters of Credit	$(192)	$(192)	$(164)	$(164)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Penseco Financial Services Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation’s market area, changes in the values of real estate and other collateral, particularly in our market area, changes in relevant accounting principles and guidelines, and inability of third party service providers to perform.

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

The following commentary provides an overview of the financial condition at September 30, 2011, including any significant changes from December 31, 2010, and significant changes in the results of our operations for the three and nine month periods ended September 30, 2011 and September 30, 2010. All information is presented in thousands of dollars, except as indicated.

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

Provision and Allowance for loan and lease losses - The allowance for loan and lease losses is based on past loan loss experience, management’s evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, merit recognition in estimating loan losses. The provision for loan and lease losses charged to operating expense represents the adjustment that, in management’s judgement, is necessary to the allowance for loan and lease losses such that the allowance can absorb probable losses.

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans - These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Income taxes - The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If projected income is not recognized, at all or in the amounts predicted, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 18 of the “Notes to Consolidated Financial Statements” in the Company’s most recent Annual Report on Form 10-K.

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

Loans purchased - Loans purchased in the Company’s were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

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

Goodwill - Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professionally prepared Step One goodwill impairment test as of December 31, 2010. As a result of such impairment test, goodwill was determined to be not impaired at December 31, 2010.

Comparison of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income	$9,884	$10,412	$29,873	$31,389
Interest Expense	1,785	2,115	5,604	6,318

Net Interest Income	8,099	8,297	24,269	25,071

Non-Interest Income	3,571	3,638	9,930	9,222

Non-Interest Expenses	7,456	7,201	21,775	21,043

Net Income	$2,818	$3,044	$8,193	$9,041

Total Revenue(1)	$13,455	$14,050	$39,803	$40,611

Net Interest Margin	3.88%	4.08%	3.84%	4.13%
Return on Assets (ROA)	1.20%	1.37%	1.20%	1.36%
Return on Equity (ROE)	8.88%	9.94%	8.76%	9.99%

(1)	Total revenue is the sum of interest income and non-interest income.

The Company reported net income for the three months ended September 30, 2011 of $2,818 or $0.86 per weighted average share compared with $3,044 or $0.93 per weighted average share from the year ago period, a decrease of $226 or 7.4%. Pre-provision net interest income decreased $198 or 2.4%. Net interest income, after provision for loan and lease losses, increased $215 or 2.9% during the 2011 period, a reduction in interest expense of $330 or 15.6% from lower funding costs and a $413 decrease in the provision for loan and lease losses offset by a decrease in interest income of $528 or 5.1%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $67 or 1.8%. Non-interest expenses increased $255 or 3.5% due to increases in salaries and benefits and other operating expenses.

The Company reported net income for the nine months ended September 30, 2011 of $8,193 or $2.50 per weighted average share compared with $9,041 or $2.76 per weighted average share from the year ago period, a decrease of $848 or 9.4%. Pre-provision net interest income decreased $802 or 3.2%. Net interest income, after provision for loan and lease losses, decreased $792 or 3.4% during the 2011 period, due to a decrease in interest income of $1,516 or 4.8%, reduced interest expense of $714 or 11.3% from lower funding costs and an essentially unchanged provision for loan and lease losses at $1,713. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields. Non-interest income increased $708 or 7.7% primarily as a result of the reversal in the first quarter of a $500 contingent liability recorded in connection with the Merger. Non-interest expenses increased $732 or 3.5% due to increases in salaries and employee benefits and other operating expenses offset by reduced FDIC insurance expense.

Net income from core operations, which excludes the reversal of a contingent liability recorded in connection with the Merger, decreased $1,178 for the nine months ended September 30, 2011 to $7,863 compared to $9,041 for the same period in 2010. Net income from core operations is a non-GAAP measure of net income. A reconciliation of the net income from core operations and disclosure of the non-GAAP return on assets, return on equity and dividend payout ratio derived from that measure are described in the non-GAAP reconciliation included in this Quarterly Report on Form 10-Q.

The following table reflects net income from accretion and amortization, net of taxes, of the acquisition date fair value adjustments relating to the Merger, included in the Company’s financial results during the periods indicated:

	Three Months Ended
	September 30, 2011	September 30, 2010
Homogeneous loan pools	$124	$152
Time deposits	22	41
Core deposit intangible expense	(48)	(55)

Net income from acquisition fair value adjustment	$98	$138

	Nine Months Ended
	September 30, 2011	September 30, 2010
Homogeneous loan pools	$403	$481
Time deposits	77	148
Core deposit intangible expense	(152)	(170)

Net income from acquisition fair value adjustment	$328	$459

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

Net interest income before applying the provision for loan and lease losses decreased $198 or 2.4% to $8,099 for the three months ended September 30, 2011 compared to $8,297 for the three months ended September 30, 2010. The average yield on interest earning assets decreased 45 basis points or 8.4%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. For the three months ended September 30, 2011, net interest margin decreased 20 basis points to 3.88% from 4.08% in the same period of 2010.

Total average interest earning assets and average interest bearing liabilities increased from the three months ended September 30, 2010. Average interest earning assets increased $21.1 million or 2.6%, from $814.1 million in 2010 to $835.2 million in 2011 and average interest bearing liabilities increased $36.6 million or 5.7%, from $646.6 million to $683.2 million for the same period. As a percentage of average assets, average earning assets, including bank-owned life insurance (BOLI) decreased for the three months ended September 30, 2011 and 2010, respectively, to 90.3% from 93.2%. The decrease is primarily due to management’s decision to currently maintain excess deposits with the Federal Reserve Bank of Philadelphia (FRB) which are highly liquid, albeit low-yield, investment which the Company can quickly liquidate and reinvest as more attractive investment opportunities become available.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the three months ended September 30, 2011 and 2010. Average loans as a percentage of average interest earning assets decreased from 75.1% in 2010 to 75.0% in 2011. Average investment securities decreased $11.3 million or 5.9% year over year as a percentage of interest earning assets to 21.5% at September 30, 2011 from 23.4% at September 30, 2010. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, increased as a percentage of average assets to 3.5% at September 30, 2011 from 1.5% at September 30, 2010. Average time deposits increased $22.6 million or 10.1% from $224.7 million or 34.7% of interest bearing liabilities in 2010 to $247.3 million or 36.2% of interest bearing liabilities for the 2011 period. In addition, during the three months ended September 30, 2011, securities sold under agreements to repurchase increased $0.4 million or 1.8% and average short-term borrowings decreased $4.4 million or 91.7%.

Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 64 basis points from 4.69% for the three months ended September 30, 2010 to 4.05% for the three months ended September 30, 2011. Also, average loan yields decreased 29 basis points from 5.69% for the three months ended September 30, 2010 to 5.40% for the three months ended September 30, 2011.

The average time deposit costs decreased 48 basis points from 1.92% for the three months ended September 30, 2010 to 1.44% for the three months ended September 30, 2011. In addition, the average cost of money market accounts decreased 12 basis points from 0.60% for the three months ended September 30, 2010 to 0.48% for the three months ended September 30, 2011.

Interest expense for the three months ended September 30, 2011 totaled $1,785, compared to $2,115 in 2010, a decrease of $330 or 15.6%. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2011 decreased to 1.08%, compared to 1.31% in 2010. Average interest-bearing liabilities increased $36.6 or 5.7% to $683.2 from $646.6 in 2010. Average savings deposits increased $3.4 or 2.9%. Average time deposits increased $22.6 or 10.1% for the three months ended September 30, 2011 due primarily to the issuance of brokered certificates of deposit which had favorable terms compared to other funding sources. Average time deposits represented 36.2% of average interest-bearing liabilities for the three months ended September 30, 2011, compared to 34.7% in 2010. Average demand non-interest bearing deposits increased $11.6 or 10.2%.

The historically low interest rates have begun to stress our margin as funding costs have reached a low point and asset yields continue to price downward. The Dodd-Frank Act, which was enacted in July 2010, and the regulations that have been and will be promulgated under the Act, are expected to reduce our non-interest income, such as overdraft fees, and increase compliance and regulatory costs.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended September 30, 2011 and September 30, 2010.

	September 30, 2011			September 30, 2010
ASSETS	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$78,800	$361	1.80%	$80,720	$472	2.34%
States & political subdivisions	64,144	721	6.73%	65,539	739	6.83%
Other	5,253	16	1.20%	5,235	15	1.15%
Held-to-maturity:
U.S. Agency obligations	24,713	236	3.84%	19,272	234	4.86%
States & political subdivisions	6,399	82	7.82%	19,810	260	7.95%
Loans, net of unearned income:
Real estate mortgages	315,109	4,040	5.16%	326,985	4,302	5.26%
Commercial real estate	185,664	2,292	4.92%	182,574	2,361	5.17%
Commercial	41,198	610	5.88%	30,817	482	6.26%
Consumer and other	84,493	1,521	7.20%	71,025	1,545	8.70%
Federal funds sold	10,109	2	0.12%	—	—	—
Federal Home Loan Bank stock	5,298	—	—	6,402	—	—
Interest on balances with banks	14,010	3	0.12%	5,712	2	0.14%

Total Interest Earning Assets/
Total Interest Income	835,190	$9,884	4.92%	814,091	$10,412	5.37%

Cash and due from banks	42,669			10,871
Bank premises and equipment	13,214			13,152
Accrued interest receivable	3,128			3,602
Goodwill	26,398			26,398
Bank owned life insurance	15,676			15,005
Other assets	12,135			12,658
Less: Allowance for loan and lease losses	6,553			6,003

Total Assets	$941,857			$889,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$68,680	$51	0.24%	$68,607	$69	0.40%
Savings	118,937	78	0.24%	115,549	82	0.28%
Money markets	163,339	186	0.48%	143,520	217	0.60%
Time - Over $100	84,542	367	1.68%	107,896	621	2.30%
Time - Other	162,767	518	1.32%	116,786	450	1.54%
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase	23,027	21	0.36%	22,633	42	0.74%
Short-term borrowings	385	—	—	4,832	8	0.66%
Long-term borrowings	61,527	564	3.72%	66,802	626	3.75%

Total Interest Bearing Liabilities/
Total Interest Expense	683,204	$1,785	1.08%	646,625	$2,115	1.31%

Demand - Non-interest bearing	124,831			113,213
All other liabilities	6,641			7,420
Stockholders’ equity	127,181			122,516

Total Liabilities and Stockholders’ Equity	$941,857			$889,774

Interest Spread			3.84%			4.06%

Net Interest Income		$8,099			$8,297

FINANCIAL RATIOS
Net interest margin			3.88%			4.08%
Return on average assets			1.20%			1.37%
Return on average equity			8.88%			9.94%
Average equity to average assets			13.50%			13.77%
Dividend payout ratio			48.84%			45.16%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments comparable to taxable investments, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $401 and $513 for the three months ended September 30, 2011 and 2010, respectively. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Net interest income before provision for loan and lease losses decreased $802 or 3.2% to $24,269 for the nine months ended September 30, 2011 compared to $25,071 for the nine months ended September 30, 2010. The average yield on interest earning assets decreased 53 basis points or 9.7%.

The net interest margin represents the Company’s net yield on its average interest earning assets and is calculated as net interest income divided by average interest earning assets. In the nine months ended September 30, 2011, net interest margin decreased 29 basis points to 3.84% from 4.13% in the same period of 2010.

Total average interest earning assets and average interest bearing funds increased from the nine months ended September 30, 2010. Average interest earning assets increased $33.7 million or 4.2%, from $808.8 million in 2010 to $842.5 million in 2011 and average interest bearing funds increased $31.6 million or 4.9%, from $644.9 million to $676.5 million for the same period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI) remained relatively unchanged for the nine months ended September 30, 2011 and 2010, respectively.

Changes in the mix of both interest earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2011 and 2010. Average loans as a percentage of average interest earning assets decreased from 75.2% in 2010 to 73.5% in 2011. Average investment securities increased $8.2 million but as a percentage of interest earning assets investments remained relatively unchanged at 23.6% for the nine months ended September 30, 2011 and 2010, respectively. Average short-term investments, federal funds sold, FHLB stock and interest bearing balances with banks, increased as a percentage of average assets to 2.9% at September 30, 2011 from 1.3% at September 30, 2010. Average time deposits increased $31.4 million or 14.5% from $216.6 million or 33.6% of interest bearing liabilities in 2010 to $248.0 million or 36.7% of interest bearing liabilities for the 2011 period. In addition, during the nine months ended September 30, 2011, average federal funds purchased decreased $5.2 million or 100.0%, average securities sold under agreements to repurchase increased $1.5 million or 7.6% and average short-term borrowings decreased $9.5 million or 90.5%.

Shifts in the interest rate environment and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 90 basis points from 4.94% for the nine months ended September 30, 2010 to 4.04% for the nine months ended September 30, 2011. Also, average loan yields decreased 29 basis points from 5.70% for the nine months ended September 30, 2010 to 5.41% for the nine months ended September 30, 2011.

The average time deposit costs decreased 40 basis points from 1.91% for the nine months ended September 30, 2010 to 1.51% for the nine months ended September 30, 2011. In addition, the average cost of money market accounts decreased 14 basis points from 0.62% for the nine months ended September 30, 2010 to 0.48% for the nine months ended September 30, 2011.

Interest expense for the nine months ended September 30, 2011 totaled $5,604, compared to $6,318 in 2010, a decrease of $714 or 11.3%. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2011 decreased to 1.08%, compared to 1.31% in 2010. Average interest-bearing liabilities increased $31.6 or 4.9% to $676.5 from $644.9 in 2010. Average savings deposits increased $3.0 or 2.6%. Average time deposits increased $31.4 or 14.5% for the nine months ended September 30, 2011 due primarily to the issuance of brokered certificates of deposit. Average time deposits represented 36.7% of average interest-bearing liabilities for the nine months ended September 30, 2011, compared to 33.6% in 2010. Average demand non-interest bearing deposits increased $8.7 or 7.9%.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the nine months ended September 30, 2011 and September 30, 2010.

	September 30, 2011			September 30, 2010
ASSETS	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Investment Securities
Available-for-sale:
U.S. Agency obligations	$94,345	$1,377	1.92%	$74,265	$1,378	2.47%
States & political subdivisions	63,195	2,153	6.91%	71,048	2,399	6.82%
Other	5,219	45	1.20%	3,280	38	1.54%
Held-to-maturity:
U.S. Agency obligations	26,197	780	3.96%	20,910	751	4.79%
States & political subdivisions	9,903	374	7.64%	21,200	833	7.94%
Loans, net of unearned income:
Real estate mortgages	317,262	12,205	5.16%	329,255	13,051	5.29%
Commercial real estate	179,380	6,642	4.92%	176,961	6,813	5.13%
Commercial	39,782	1,735	5.76%	30,354	1,512	6.64%
Consumer and other	82,707	4,551	7.32%	71,365	4,608	8.61%
Federal funds sold	3,992	2	0.12%	—	—	—
Federal Home Loan Bank stock	5,611	—	—	6,402	—	—
Interest on balances with banks	14,873	9	0.12%	3,753	6	0.21%

Total Interest Earning Assets/
Total Interest Income	842,466	$29,873	4.92%	808,793	$31,389	5.45%

Cash and due from banks	21,148			10,550
Bank premises and equipment	13,336			12,769
Accrued interest receivable	3,291			3,757
Goodwill	26,398			26,398
Bank owned life insurance	15,551			14,667
Other assets	11,627			13,020
Less: Allowance for loan and lease losses	6,566			6,219

Total Assets	$927,251			$883,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$69,653	$185	0.36%	$69,329	$247	0.48%
Savings	117,185	235	0.24%	114,217	245	0.29%
Money markets	155,223	555	0.48%	143,088	666	0.62%
Time - Over $100	83,907	1,100	1.80%	95,142	1,586	2.22%
Time - Other	164,139	1,705	1.44%	121,474	1,520	1.67%
Federal funds purchased	—	—	—	5,248	22	0.56%
Securities sold under agreements to repurchase	21,288	67	0.36%	19,842	124	0.83%
Short-term borrowings	1,039	3	0.36%	10,525	35	0.44%
Long-term borrowings	64,099	1,754	3.60%	66,066	1,873	3.78%

Total Interest Bearing Liabilities/
Total Interest Expense	676,533	$5,604	1.08%	644,931	$6,318	1.31%

Demand - Non-interest bearing	119,191			110,473
All other liabilities	6,450			7,717
Stockholders’ equity	125,077			120,614

Total Liabilities and Stockholders’ Equity	$927,251			$883,735

Interest Spread			3.84%			4.14%

Net Interest Income		$24,269			$25,071

FINANCIAL RATIOS
Net interest margin			3.84%			4.13%
Return on average assets			1.20%			1.36%
Return on average equity			8.76%			9.99%
Average equity to average assets			13.49%			13.65%
Dividend payout ratio			50.40%			45.65%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments comparable to taxable investments, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $1,301 and $1,664 for the nine months ended September 30, 2011 and 2010, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

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

During the three months ended September 30, 2011, the local economy continued to experience the effects of our nation’s economic downturn. The local housing market remained weak, and the unemployment rate in the Scranton/Wilkes-Barre metropolitan area was 9.8% in August 2011. The Company continues to proactively evaluate probable loan losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

The Bank’s methodology for determining the allowance for loan and lease losses (ALLL) is based on a documented and consistently applied analysis of its loan portfolio. This analysis considers all significant factors that affect the collectability of the loans within our portfolio and supports the credit losses estimated by this process. Our ALLL methodology includes procedures for a review by a party who is independent of the Bank’s credit approval and ALLL estimation processes.

The Bank follows its allowance methodology in accordance with the FFIEC Interagency Policy Statements, as amended, and GAAP in assessing the adequacy of its allowance for loan and lease losses. Under GAAP, the adequacy of the allowance for loan and lease losses is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and sensitivity to economic factors and are then collectively evaluated for impairment compared to other loans utilizing standard criteria. Consideration is given to current local economic conditions which the Company continues to classify as recessionary. The provision for loan and lease losses for the three months ended September 30, 2011 was $413 less than the provision for loan and lease losses for the three months ended September 30, 2010 due to lower net charge-offs.

The Bank’s historical analysis of loss factors, which utilizes a rolling twenty quarters, was refined in the third quarter of 2010 to assign greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances calculated by dollar amount. This change in our methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate - over 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates - the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area. The Bank’s provision for loan and lease losses for the quarter ended September 30, 2011 was allocated primarily to commercial real estate and residential real estate portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “General Notes to Financial Statements - Note 6 - Loan Portfolio”.

Based on this methodology, management made a provision for loan and lease losses of $1,713 for the nine month period ended September 30, 2011, compared to a $1,723 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $6,711 at September 30, 2011 compared to $6,500 at December 31, 2010. The provision for the three months ended September 30, 2011 was $445 compared to $858 for the three months ended September 30, 2010 due to lower net charge offs this quarter. The amount and number of charge-offs and foreclosures during the periods indicated are as follows:

	At and For The Nine Months Ended September 30, 2011	At and For The Twelve Months Ended December 31, 2010	At and For The Nine Months Ended September 30, 2010
Provision for loan and lease losses	$1,713	$1,999	$1,723
Allowance for loan and lease losses to non-performing loans	194.35%	161.13%	133.44%
Non-performing loans to period end loans	0.54%	0.66%	0.78%
Ratio of charged-off loans to average loans	0.25%	0.30%	0.25%
Ratio of foreclosed loans to average loans	0.38%	0.19%	0.19%

	At and For The Nine Months Ended September 30, 2011		At and For The Twelve Months Ended December 31, 2010		At and For The Nine Months Ended September 30, 2010
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$1,576	66	$1,838	102	$1,537	80
Foreclosures completed	2,370	14	1,183	6	1,183	6
Non-performing loans	3,453	82	4,034	70	4,871	76

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of September 30, 2011 and December 31, 2010; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	September 30, 2011	December 31, 2010
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$377	$—
Restructured Loans Included in Non-Accrual Loans or Accruing Loans
Past Due 90 Days or More	—	401

Total Restructured Loans	$377	$401

The Company believes that the judgments used in determining the allowance for loan and lease losses are based on reliable information. In assessing the adequacy of the allowance for loan and lease losses, management considers how well prior estimates have related to actual experience. The Company continually monitors the risk elements, historical rates and other data used in determining the allowance on a periodic basis. Based on this ongoing evaluation, a provision for loan and lease losses is made in the amount necessary to maintain an appropriate allowance.

The methodology for determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan losses. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions or reductions to the allowance may be necessary, based on estimates that are susceptible to change, as a result of changes in economic conditions and other factors. As a result, our allowance for loan and lease losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Discussions with these regulatory agencies may result in adjustments to the Company’s allowance based on judgments about information available to the agencies at the time of their examination.

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial loans over the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At September 30, 2011, management believes the allowance for loan and lease losses is adequate to absorb probable loan losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended September 30, 2011 and September 30, 2010, respectively:

Three Months Ended:	September 30, 2011	September 30, 2010
Trust department income	$431	$400
Service charges on deposit accounts	540	537
Merchant transaction income	1,680	1,597
Brokerage fee income	52	98
Other fee income	450	378
Bank-owned life insurance income	124	132
Other operating income	135	248
Realized gains (losses) on securities, net	159	248

Total Non-Interest Income	$3,571	$3,638

Total non-interest income decreased $67 or 1.8%, to $3,571 for the three months ended September 30, 2011, compared with $3,638 for the same period in 2010. Trust department income increased $31 or 7.8% due to an increase in the market value of trust assets and new business. Merchant transaction income increased $83 or 5.2%, due primarily to the increased volume of merchant transactions and new business. Brokerage fee income decreased $46 or 46.9%, mostly due to a lower volume of investor activity. Other fee income increased $72 or 19.0% mainly from increased debit card discounts related to the increased number of accounts. Other operating income decreased $113 largely due to net gains on the sale of other real estate owned property in 2010 and lower gains on mortgage loans sold. Realized gains (losses) on securities, net, decreased $89.

The following table sets forth information by category of non-interest income for the Company for the nine months ended September 30, 2011 and September 30, 2010, respectively:

Nine Months Ended:	September 30, 2011	September 30, 2010
Trust department income	$1,214	$1,117
Service charges on deposit accounts	1,531	1,632
Merchant transaction income	3,853	3,666
Brokerage fee income	185	260
Other fee income	1,259	1,141
Bank-owned life insurance income	369	384
Other operating income	1,080	481
Realized gains (losses) on securities, net	439	541

Total Non-Interest Income	$9,930	$9,222

Total non-interest income increased $708 or 7.7% to $9,930 for the nine months ended September 30, 2011, compared with $9,222 for the same period in 2010. Trust department income increased $97 or 8.7% due to an increase in the market value of trust assets and new business. Service charges on deposit accounts decreased $101 or 6.2%, primarily due to decreased overdraft activity. Merchant transaction income increased $187 or 5.1%, due to the increased volume of merchant transactions primarily from new business. Brokerage fee income decreased $75 or 28.8% mostly due to a lower volume of investor activity. Other fee income increased $118 or 10.3% mainly from increased debit card discounts related to the increased number of accounts. Other operating income increased $599 largely due to the reversal of a contingent liability of $500 recorded in connection with the Old Forge Bank acquisition. Realized gains (losses) on securities, net, decreased $102.

Non-Interest Expenses

The following table sets forth information by category of non-interest expenses for the Company for the three months ended September 30, 2011 and September 30, 2010, respectively:

Three Months Ended:	September 30, 2011	September 30, 2010
Salaries and employee benefits	$3,397	$3,177
Expense of premises and fixed assets	887	888
Merchant transaction expenses	1,110	1,089
FDIC insurance assessments	14	256
Other operating expenses	2,048	1,791

Total Non-Interest Expenses	$7,456	$7,201

Total non-interest expenses increased $255 or 3.5%, to $7,456 for the three months ended September 30, 2011 compared with $7,201 for the same period in 2010. Salaries and employee benefits increased $220 or 6.9%, due primarily to merit-based increases in salaries for existing personnel and increased staffing for loan production and monitoring asset quality. Merchant transaction expenses increased $21 or 1.9% due to the increased volume of merchant transactions. FDIC insurance assessments decreased $242 or 94.5%, resulting from recently passed banking legislation along with the new FDIC bank pricing methodology which affected the three months ended September 30, 2011. Other operating expenses increased $257 or 14.3% due to a severance payment of $90, an increase of $30 in consulting and advisory expenses, contributions of $30, other real estate owned expense of $20, merchant cardholder expense of $16, along with increased general operating expenses.

The following table sets forth information by category of non-interest expenses for the Company for the nine months ended September 30, 2011 and September 30, 2010, respectively:

Nine Months Ended:	September 30, 2011	September 30, 2010
Salaries and employee benefits	$10,168	$9,442
Expense of premises and fixed assets	2,714	2,673
Merchant transaction expenses	2,609	2,539
FDIC insurance assessments	436	892
Other operating expenses	5,848	5,497

Total Non-Interest Expenses	$21,775	$21,043

Total non-interest expenses increased $732 or 3.5% to $21,775 for the nine months ended September 30, 2011 compared with $21,043 for the same period of 2010. Salaries and employee benefits increased $726 or 7.7%, due primarily to merit-based increases in salaries for existing personnel and increased staffing for loan production and monitoring asset quality. Expense of premises and fixed assets increased $41 or 1.5% largely due to increased occupancy expenses and additional depreciation from branch renovations. Merchant transaction expenses increased $70 or 2.8% due to the increased volume of merchant transactions. FDIC insurance assessments decreased $456 or 51.1%, resulting from recently passed banking legislation along with the new FDIC bank pricing methodology which affected the nine months ended September 30, 2011. Other operating expenses increased $351 or 6.4% due to a severance payment of $90, an increase of $74 in consulting and advisory expenses, contributions of $73, merchant cardholder expense of $52, other real estate owned expense of $29, along with increased general operating expenses.

Income Taxes

Applicable income taxes increased $119 or 14.3% and $32 or 1.3% primarily due to higher taxable income for the three months and nine months ended September 30, 2011, respectively.

Cash Equivalents and Investments

The Company’s investment portfolio has two primary functions: to provide liquidity and to contribute to earnings. To provide liquidity, the Company may invest in short-term securities such as Federal funds sold and interest bearing deposits with banks, which are classified as cash equivalents, as well as, U.S. Treasury securities and U.S. Agency securities with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs.

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

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio during the periods indicated:

	September 30, 2011	December 31, 2010
U.S. Agency obligations	$102,638	$134,541
States & political subdivisions	69,699	77,428
Corporate securities	4,025	4,090

Total Debt Securities	176,362	216,059
Equity Securities	1,001	985

Total Investment Securities	$177,363	$217,044

Federal Home Loan Bank Stock Impairment Evaluation

The Company’s banking subsidiary, Penn Security Bank and Trust Company, is required to maintain certain amounts of stock of the Federal Home Loan Bank of Pittsburgh, or FHLB stock, in order to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. FHLB stock is less liquid than other tradable equity securities and the fair value is equal to cost. No impairment write-downs have been recorded on FHLB stock during 2011 or 2010.

The FHLB had suspended its stock repurchase and dividend payments during December 2008.A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB stock must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. During the first nine months of 2011, the FHLB repurchased $868 of capital stock which represented 14.3% of the Bank’s $6,082 investment as of December 31, 2010. Also, during 2010, the Company received $320 in respect of FHLB stock, which represented 5.0% of the Bank’s $6,402 investment as of December 31, 2009. Based on current financial information available, management does not believe the FHLB stock is impaired as of September 30, 2011.

Loan Portfolio

Details regarding the Company’s loan portfolio at the dates indicated are as follows:

As of:	September 30, 2011	December 31, 2010
Commercial secured by real estate	$209,559	$207,964
Residential real estate	293,040	295,301
Commercial loans	50,474	36,190
Credit card and related plans	3,087	3,327
Installment and other	60,424	62,441
Obligations of states & political subdivisions	21,257	9,882

Loans, net of unearned income	637,841	615,105
Less: Allowance for loan and lease losses	6,711	6,500

Loans, net	$631,130	$608,605

There were no purchased loans during the three and nine months ended September 30, 2011, other than loan participations with local banks. Originations of new loans in 2011 were primarily commercial and municipal loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 79% and 82% of total loans at September 30, 2011 and December 31, 2010, respectively. Recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. The decline ratio on loan applications has remained at normal levels. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

Recent loan growth has been in commercial and industrial loans and loans to local municipalities where management believes there is manageable and acceptable risk.

Loan Quality

The lending activities of the Company are guided by the comprehensive lending policy established by the board of directors. Loans must meet certain criteria relating to the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions. Our loan quality has remained strong during the current general economic downturn, which we believe is due to the consistent application of our conservative underwriting standards.

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate as of September 30, 2011. Management uses available information to estimate probable losses on loans, while future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.05% at September 30, 2011, compared to 1.06% at December 31, 2010 and 1.05% at September 30, 2010.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The unemployment rate for the Scranton/Wilkes-Barre metropolitan area was 9.8% during August 2011. This unemployment rate increased 1.1% from May to August and is the highest unemployment rate among Pennsylvania’s 14 metro areas according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property. Many economists in the country are concerned the economy may be headed for a double dip recession.

The foreclosure rate for the Scranton/Wilkes-Barre metropolitan area remained relatively stable despite an increase in unemployment during the quarter ended September 30, 2011. In July 2011, foreclosure actions were pending for 3.2% of all mortgaged properties. The Case-Shiller House Price Index which is a leading measure for the U.S. residential housing market, showed four consecutive months of increases income prices. High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	September 30, 2011	December 31, 2010	September 30, 2010
Non-accrual loans
Residential real estate	$2,332	$1,579	$2,108
Commercial real estate	608	1,385	1,648
Commercial loans	443	977	1,044
Consumer loans	70	93	71

Total non-performing loans	$3,453	$4,034	$4,871

Other real estate owned	2,109	803	925

Total non-performing assets	$5,562	$4,837	$5,796

Loans past due 90 days or more and accruing:
Residential real estate	$496	$1,236	$834
Commercial real estate	—	—	—
Guaranteed student loans	240	268	194
Credit card loans	24	20	17
Commercial loans	—	100	2
Consumer loans	5	6	48

Total loans past due 90 days or more and accruing	$765	$1,630	$1,095

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2011, the Company had $6,951 of TERI-guaranteed loans out of a total student loan portfolio of $15,143. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of September 30, 2011, $40 of such loans was on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,453 or 0.54% of loans at September 30, 2011, representing a decrease of $1,418 from $4,871 or 0.78% of loans at September 30, 2010 and a decrease of $581 from $4,034 or 0.66% of loans at December 31, 2010. The 2011 increase in non-accrual residential real estate loans is due to the continued high local unemployment rate, the effects of the slow economy on customers’ ability to repay loans and delays at the county level in acquiring properties through foreclosure. In accordance with management’s focused efforts to proactively address delinquent accounts, the increase in non-accrual loans and corresponding decrease in loans that are 90 days or more and accruing reflects, in part, the decision to place more loans on non-accrual status when there is a likelihood that such loans will proceed to foreclosure.

The 2010 increase in non-accrual loans can be attributed primarily to three commercial borrowers which are well secured and under continuous monitoring by management. In each case the Bank has taken a charge-off or provided a specific reserve as reflected in the current recorded loan balance in the applicable financial statements. If interest on those loans had been accrued, such income would have been $192 and $175 for the nine months ended September 30, 2011 and September 30, 2010, respectively. Interest income on those loans, which is recorded only when received, amounted to $0 for the three months ended September 30, 2011 and September 30, 2010. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status. Non-accrual loans decreased to $3,453 at September 30, 2011 from $4,034 at December 31, 2010 due in part to the completion of certain foreclosure actions that increased the level of other real estate owned to $2,109 at September 30, 2011 compared to $803 at December 31, 2010.

Real estate loans of $496 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and that are in the process of collection.

Management’s process for evaluating the adequacy of the allowance for loan and lease losses includes reviewing each month’s loan committee reports which list all loans that do not meet certain internally developed criteria as to collateral adequacy, payment performance and overall credit risk. These reports also address the current status and actions in process on each listed loan. This information is used in our ALLL methodology and resulting adjustments are made to the allowance for loan and lease losses. Such adjustments include both specific loss allocation amounts and general provisions by loan category based on present and past collection experience, nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower’s ability to pay.

Estimated “low” and “high” allowances for loan loss amounts are derived by accumulating the loss estimates for specific loans and general pools. The actual allowance for loan losses, situated within the estimated low-to-high range, is approved on a quarterly basis by the Board of Directors.

Due to residential loan charge-offs taken in the first nine months of 2011, the specific reserve portion of the allowance for loan and lease losses decreased. Therefore the allowance for loan and lease losses of $6,711 provides an even greater degree of risk coverage for loans collectively evaluated.

There were no changes in the methodology of determining the allowance for loan losses at September 30, 2011. Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets locally, in determining the allowance for loan losses. Management also continually evaluates the reliability of the allowance for loan loss methodology.

As of September 30, 2011, the Company had total impaired loans of $3,830. Of the total allowance for loan and lease losses $662 is specifically related to these impaired loans at September 30, 2011.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Three Months Ended:	September 30, 2011	September 30, 2010
Balance at beginning of period	$6,711	$6,500
Charge-offs:
Residential real estate mortgages	307	49
Commercial real estate and all others	66	676
Credit card and related plans	29	29
Installment loans	67	110

Total charge-offs	469	864

Recoveries:
Residential real estate mortgages	8	—
Commercial real estate and all others	—	1
Credit card and related plans	5	—
Installment loans	11	5

Total recoveries	24	6

Net charge-offs (recoveries)	445	858

Provision charged to operations	445	858

Balance at End of Period	$6,711	$6,500

Ratio of net charge-offs (recoveries) to average loans outstanding	0.07%	0.14%

Nine Months Ended:	September 30, 2011	September 30, 2010
Balance at beginning of period	$6,500	$6,300
Charge-offs:
Residential real estate mortgages	1,032	61
Commercial real estate and all others	336	1,092
Credit card and related plans	81	67
Installment loans	127	317

Total charge-offs	1,576	1,537

Recoveries:
Residential real estate mortgages	26	1
Commercial real estate and all others	3	1
Credit card and related plans	6	1
Installment loans	39	11

Total recoveries	74	14

Net charge-offs (recoveries)	1,502	1,523

Provision charged to operations	1,713	1,723

Balance at End of Period	$6,711	$6,500

Ratio of net charge-offs (recoveries) to average loans outstanding	0.24%	0.25%

The allowance for loan and lease losses at September 30, 2011 was $6,711 or 1.05% of total loans compared to $6,500 or 1.06% of total loans at December 31, 2010 and $6,500 or 1.05% of total loans at September 30, 2010.

The allowance for loan and lease losses was allocated as follows:

As of:	September 30, 2011		December 31, 2010		September 30, 2010
	Amount	% *	Amount	% *	Amount	% *
Residential real estate	$2,368	46%	$800	48%	$1,200	53%
Commercial real estate and all others	3,458	45%	4,000	40%	4,200	35%
Credit card and related plans	345	1%	350	1%	350	1%
Personal installment loans	540	8%	1,350	11%	750	11%

Total	$6,711	100%	$6,500	100%	$6,500	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

Our non-performing loans decreased from $4,871 at September 30, 2010 to $3,453 at September 30, 2011. As of September 30, 2011, our non-performing loans were comprised of forty-nine (49) loans of which twelve (12) loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. As of September 30, 2010, our non-performing loans were comprised of forty (40) loans, of which sixteen (16) loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. The decrease in the non-performing loans can be attributed, to a large extent, to a large land development credit, which was transferred to OREO in the third quarter of 2011.

As of September 30, 2011, the total of the allowance for loan and lease losses was $6,711. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions. As a result of the economic conditions in our market area and the level of non-performing loans, management has previously undertaken the following actions:

•	Adjusted the credit policy to lower the maximum loan-to-value ratios on commercial real estate loans and certain consumer loans;

•

Hired a former bank examiner to perform loan reviews on a full time basis and to enhance our allowance for loan and lease loss methodology for implementation, which did not have any appreciable impact on the amount of the allowance in the period adopted; and

•

Contracted with a credit professional to assess the soundness of the small business underwriting function as well as the appropriateness of the Company’s established methodology for determining the allowance for loan and lease losses.

As a result of the local and national weakness in the residential real estate industry, and to evaluate a potential loan loss, the Bank orders a current appraisal of the collateral securing such loan after it is 90 days delinquent to assess the current loan to value ratio. An appraisal is ordered in the case of commercial loans, if a loan has been downgraded and the current appraisal on file is at least one year old. Both residential and commercial appraisals continue to be discounted appropriately, by the Bank, in view of the weak real estate market.

Other Real Estate Owned

The Bank has eleven (11) properties in foreclosure, including one townhouse development project at a carrying value of $1,040, acquired in the third quarter of 2011. Management will be working with a real estate professional to attract a single purchaser for the property, either through listing or an auction. The development includes four townhouses which are substantially complete and additional acreage for development.

There are also ten (10) other properties in foreclosure with a range of values from $20 to $285. Most of these properties have been held less than nine months and are actively being marketed.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	September 30, 2011	December 31, 2010
Demand - Non-interest bearing	$131,189	$113,391
Demand - Interest bearing	74,089	70,989
Savings	119,116	113,382
Money markets	164,152	144,206
Time - Over $100,000	82,049	85,404
Time - Other	161,089	163,660

Total	$731,684	$691,032

As of September 30, 2011, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $21.8 million. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. As of September 30, 2011, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $49.4 million or 6.7% of total deposits, compared to $51.3 million or 7.4% at December 31, 2010.

The Company is largely dependent on its core deposit base of checking and savings accounts to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

In general, as interest rates in the economy change, some deposits migrate towards investments with higher anticipated yields. Historically, the Bank’s core deposits have been stable.

Liquidity

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management also manages its liquidity requirements by maintaining readily marketable assets and access to short-term funding sources. Management does not foresee any adverse trends in liquidity.

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

The Company offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At September 30, 2011 the Company had $194,008 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $23,607 with the FRB, available borrowing capacity at the Discount Window of $16,505, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Wells Fargo.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of funds is dividends received from the Bank.

Commitments and Contingent Liabilities

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying financial statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

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

During 2010, the Bank had executed purchase agreements in the amount of one million dollars for land in Scranton, Pennsylvania, to be used for construction of a new branch facility. The Bank has received regulatory approval for the establishment of this new branch office. However, the Bank has yet to receive municipal approval for a required variance. Without this approval, the Bank would not be required to close under the purchase agreement.

Capital Resources

A strong capital position is important to the continued profitability of the Company and promotes depositor and investor confidence. The Company’s capital provides a basis for future growth and expansion and also provides additional protection against unexpected losses.

Additional sources of capital are retained earnings from the operations of the Company and proceeds from the sale of additional shares of common stock. Management has no plans to offer additional shares of common stock at this time.

The Company’s total risk-based capital ratio was 16.75% at September 30, 2011. The Bank’s total risk-based capital ratio was 16.19% at September 30, 2011, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

The following table presents the reconciliation of non-GAAP financial measures to reported GAAP financial measures:

	Three Months Ended September 30,
	2011	2010	Change
Net interest income after provision for loan and lease losses	$7,654	$7,439	$215
Non-interest income	3,571	3,638	(67)
Non-interest expense	(7,456)	(7,201)	(255)
Income tax (provision) benefit	(951)	(832)	(119)

Net income	2,818	3,044	(226)

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	—	—	—

Total adjustments pre-tax	—	—	—
Income tax provision (benefit)	—	—	—

After tax adjustments to GAAP	—	—	—

Adjusted “net income from core operations”	$2,818	$3,044	$(226)

Adjusted Return on Average Assets	1.20%	1.37%
Adjusted Return on Average Equity	8.88%	9.94%
Adjusted Dividend Payout Ratio	48.84%	45.16%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended September 30, 2011 was 8.88% and 1.20%, respectively. ROE was 9.94% and ROA was 1.37% for the same period last year. The dividend payout ratio was 48.84% for the three months ended September 30, 2011 and 45.16% for the same period last year.

	Nine Months Ended September 30,
	2011	2010	Change
Net interest income after provision for loan and lease losses	$22,556	$23,348	$(792)
Non-interest income	9,930	9,222	708
Non-interest expense	(21,775)	(21,043)	(732)
Income tax benefit (provision)	(2,518)	(2,486)	(32)

Net income	8,193	9,041	(848)

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	(500)	—	(500)

Total adjustments pre-tax	(500)	—	(500)
Income tax provision (benefit)	170	—	170

After tax adjustments to GAAP	(330)	—	(330)

Adjusted “net income from core operations”	$7,863	$9,041	$(1,178)

Adjusted Return on Average Assets	1.08%	1.36%
Adjusted Return on Average Equity	8.40%	9.99%
Adjusted Dividend Payout Ratio	52.50%	45.65%

Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2011 was 8.76% (8.40% excluding the reversal of a contingent liability) and 1.20% (1.08% excluding the reversal of a contingent liability), respectively. ROE was 9.99% and ROA was 1.36% for the same period last year. The dividend payout ratio was 50.40% (52.50% excluding the reversal of a contingent liability) for the nine months ended September 30, 2011 and 45.65% for the same period last year.

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	0000000000	0000000000	0000000000
	September 30, 2011	December 31, 2010	September 30, 2010
Loans, net of unearned income	$637,841	$615,105	$620,553
Credit fair value adjustment on purchased loans	2,623	3,579	3,997

Total adjusted loans	$640,464	$618,684	$624,550

	0000000000	0000000000	0000000000
	September 30, 2011	December 31, 2010	September 30, 2010
Allowance for loan and lease losses	$6,711	$6,500	$6,500
Credit fair value adjustment on purchased loans	2,623	3,579	3,997

Total adjusted allowance	$9,334	$10,079	$10,497

Total adjusted allowance to adjusted loans	1.46%	1.63%	1.68%

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

The Company’s exposure to market risk is reviewed on a regular basis by the Bank’s board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. The Company’s market risk is reasonable at this time.

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

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item  4 — Removed and Reserved

Item 5— Other Information

None.

Item 6 — Exhibits

31	Rule 13a-14(a) / 15-d-4(a) Certifications

32	Section 1350 Certifications

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best
President and CEO
(Principal Executive Officer)

Dated: November 9, 2011

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated: November 9, 2011