Form 10-K
period 2011-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2012-03-14
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting stock held by non-affiliates of the registrant on June 30, 2011, based on the closing price of such stock on that date, equals approximately $108,992,986.

The number of shares of common stock outstanding as of March 9, 2012 equals 3,276,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement relating to the 2012 Annual Meeting of Stockholders, to be held on May 1, 2012, are incorporated by reference in Part III.

All information is presented in thousands of dollars, except as indicated and per share amounts are based on weighted average shares outstanding in each period. Net interest margin is stated on a tax equivalency yield.

PART I

ITEM 1	BUSINESS

GENERAL

PENSECO FINANCIAL SERVICES CORPORATION, which is headquartered in Scranton, Pennsylvania, was formed under the general corporation laws of the Commonwealth of Pennsylvania in 1997 and is registered as a financial holding company. Unless the context indicates otherwise, all references in this report to the “Company,” “we,” “us” and “our” refer to Penseco Financial Services Corporation and its direct and indirect subsidiaries. The Company became a holding company upon the acquisition of all of the outstanding shares of Penn Security Bank and Trust Company (referred to as the “Bank”), a Pennsylvania state-chartered bank, on December 31, 1997. The Company is subject to supervision by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.” The Bank, as a state-chartered financial institution, is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

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

ACQUISITION OF OLD FORGE BANK

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the “Merger”). The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. Old Forge Bank was merged into Penn Security Bank and Trust Company in a two-step transaction. An aggregate of 1,128,079 shares of Company common stock and approximately $17.4 million in cash was paid to former Old Forge Bank shareholders.

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

Years Ended December 31,	2011	2010	2009
Homogeneous loan pools	$525	$633	$550
Time deposits	91	185	305
Core deposit intangible expense	(201)	(225)	(182)

Net income from acquisition fair value adjustment	$415	$593	$673

The following table sets forth certain financial information regarding the Company at and for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Interest Income	$39,658	$41,745	$40,151
Interest Expense	7,339	8,356	9,580

Net Interest Income	32,319	33,389	30,571
Provision for Loan and Lease Losses	2,381	1,999	2,260

Net Interest Income after Provision for Loan and Lease Losses	29,938	31,390	28,311
Non-Interest Income	12,668	12,152	10,369
Non-Interest Expenses	28,777	28,453	28,420
Income Taxes	3,124	3,367	1,888

Net Income	$10,705	$11,722	$8,372

Earnings per Share	$3.27	$3.58	$2.80
Total Revenue	$52,326	$53,897	$50,520
Net Interest Margin	4.13%	4.42%	4.35%
BALANCE SHEET AMOUNTS:
Assets	$924,674	$916,087	$883,327
Investment Securities	$191,208	$217,044	$195,930
Net Loans	$624,811	$608,605	$597,670
Deposits	$720,518	$691,032	$645,434
Long-Term Borrowings	$58,220	$68,835	$68,094
Stockholders’ Equity	$129,000	$121,922	$117,397

Net income for 2011 was $10,705, or $3.27 per weighted average share, compared with $11,722, or $3.58 per weighted average share, from the year ago period, a decrease of $1,017, or 8.7%. Pre-provision net interest income decreased $1,070, or 3.2%. Net interest margin decreased to 4.13% for the year ended December 31, 2011, compared to 4.42% for the year ended December 31, 2010. Net interest income, after provision for loan and lease losses, decreased $1,452, or 4.6%, during 2011, due to a decrease in interest income of $2,087, or 5.0%, an increase in the provision for loan and lease losses of $382, or 19.1%, offset by reduced interest expense of $1,017, or 12.2%, from lower funding costs. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields. Non-interest income increased $516, or 4.2%, primarily as a result of the reversal of a $500 contingent liability recorded in connection with the Merger. The Company recognized impairment losses of $78 in 2011 as compared to $0 in 2010 related to the Bank’s equity investment portfolio. Non-interest expenses increased $324, or 1.1%, due to increases in salaries and employee benefits and other operating expenses offset by reduced FDIC insurance expense.

Net income for 2010 increased $3,350, or 40.0%, to $11,722, or $3.58 per weighted average share, compared with 2009 net income of $8,372, or $2.80 per weighted average share. The increase in net income was primarily attributed to higher net interest income as well as the absence of merger-related costs in 2010, compared to $1,550 incurred in 2009 related to the Company’s acquisition of Old

Forge Bank. Also, the Company did not recognize any impairment losses in 2010 as compared to $787 of losses in 2009 related to the Bank’s equity investment portfolio. The results of operations for 2010 include twelve months of operations from the former Old Forge Bank, as opposed to only nine months of Old Forge Bank operations captured in 2009. Net interest margin increased to 4.42% for the year ended December 31, 2010 compared to 4.35% for the year ended December 31, 2009. Net interest income increased $2,818, or 9.2%, to $33,389 for the year ended December 31, 2010, compared to $30,571 for 2009. Net interest income after provision for loan and lease losses increased $3,079, or 10.9%, during 2010 primarily due to increased interest and fees on loans, which in turn were attributable to the expansion of our loan portfolio following the acquisition of Old Forge Bank in 2009. Net interest income was also positively affected in 2010 by reduced interest expense from lower borrowing costs. The provision for loan and lease losses decreased $261 to $1,999 during 2010, compared with $2,260 for the same period of 2009, based on management’s evaluation of the adequacy of the allowance for loan and lease losses through the application of its allowance for loan and lease losses methodology. Among other things, the methodology, which was enhanced in the third quarter of 2010, takes into consideration the strength of the local economy. Please see the discussion of our methodology for calculating the allowance for loan and lease losses under the heading “Management’s Discussion & Analysis—Provision for Loan and Lease Losses.”

In 2011, the local economy continued to experience the effects of our nation’s economic downturn. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania improved to 8.9% at year-end (compared to 9.5% at December 31, 2010) according to the Pennsylvania Department of Labor & Industry.

Although the amount of non-performing loans decreased from December 31, 2010 to December 31, 2011, it remained elevated at year end compared to historical amounts. Nonetheless management believes that the allowance for loan losses, including probable losses on non-performing loans, was adequate at December 31, 2011. To enhance our ability to identify and manage risk throughout our organization going forward, the Bank created the senior level position of Chief Risk Officer. This position will facilitate our enterprise-wide risk assessment to identify, monitor and quickly mitigate the inherent risks of a community bank in today’s economic environment.

The table below sets forth our provision for loan and lease losses and certain ratios for the three most recently completed fiscal years:

	2011	2010	2009
Provision for loan and lease losses	$2,381	$1,999	$2,260
Period end allowance for loan and lease losses to non-performing loans	211.97%	161.13%	269.35%
Non-performing loans to period end loans	0.50%	0.66%	0.39%
Ratio of charge-off loans to average loans	0.37%	0.30%	0.23%
Ratio of foreclosed loans to average loans	0.38%	0.19%	0.21%

As of:	2011		2010		2009
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$2,300	90	$1,838	102	$1,300	75
Foreclosures completed	2,370	14	1,183	6	1,145	7
Non-performing loans	3,166	77	4,034	70	2,339	46

As a result of the economic conditions in our market area and the level of non-performing loans, management has previously undertaken the following actions:

•	Adjusted the credit policy to lower the maximum loan-to-value ratios on commercial real estate loans and certain consumer loans;

•

Hired a former bank examiner to perform loan reviews on a full time basis and to enhance our allowance for loan and lease loss methodology for implementation, which did not have any appreciable impact on the amount of the allowance when adopted in third quarter of 2010; and

•

Contracted with a credit professional to assess the soundness of the small business underwriting function as well as the appropriateness of the Company’s established methodology for determining the allowance for loan and lease losses.

There were no purchased loans in 2011, 2010 or 2009 other than loan participations with local banks. Originations of new loans are primarily in loans secured by real estate. The growth in loans since 2008 was mainly due to the merger of Old Forge Bank.

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

The following table sets forth the percentage of deposits held by the Bank in each of the counties comprising its primary market area as of June 30, 2011, the latest date for which information is available, and June 30, 2010:

	June 30, 2011	June 30, 2010
Monroe	1.97%	1.94%
Lackawanna	13.56%	12.10%
Wayne	1.31%	1.20%
Luzerne	0.39%	0.37%

The principal competitive factors among the Company’s competitors can be grouped into two categories: pricing and services. In the Company’s primary service area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. In the current economic environment there is increased competition in view of weaker loan demand. From a service perspective, the Bank competes in areas such as convenience of location, types of services offered, service costs and banking hours. Among other things, our profitability depends on our continued ability to compete successfully in our market area.

LENDING AND DEPOSIT PRODUCTS

Through its banking subsidiary, the Company generates interest income from its loan and investment securities portfolios. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company’s primary costs are interest paid on deposits and borrowings and general operating expenses. The Company provides a variety of commercial and retail banking services to business and professional customers, as well as retail customers, on a personalized basis. The Company’s primary lending products are real estate, commercial and consumer loans. The Company also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Company’s primary deposit products are savings and demand deposit accounts and certificates of deposit. The Company also offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. At December 31, 2011, the Company had aggregate securities sold under agreements to repurchase with balances of approximately $10.0 million.

The table presented below indicates the composition of the Company’s loan portfolio at the dates specified:

December 31,	2011		2010		2009
Commercial secured by real estate	$208,875	33.1%	$207,964	33.8%	$194,935	32.3%
Residential real estate	281,643	44.6%	295,301	48.0%	308,068	51.0%
Commercial and industrial	55,482	8.8%	36,190	5.9%	30,743	5.1%
Consumer	52,816	8.4%	55,862	9.1%	59,789	9.9%
States & political subdivisions	23,110	3.6%	9,882	1.6%	6,873	1.1%
All other	9,596	1.5%	9,906	1.6%	3,562	0.6%

Loans, net of unearned income	$631,522	100.0%	$615,105	100.0%	$603,970	100.0%

Loans secured by real estate, including both residential and commercial, represent the largest portion of the loan portfolio and have been relatively stable in terms of the percentage of the Company’s loan portfolio representing 78%, 82%, and 83% for the years ended 2011, 2010, and 2009, respectively. Consumer loans represented 8% of the loan portfolio at December 31, 2011. A significant portion of those loans are comprised of an indirect automobile loan portfolio acquired in the merger with Old Forge Bank, which had an aggregate outstanding balance of $25 million at April 1, 2009, the date of the merger, and $30 million at December 31, 2011. Commercial and industrial loans have increased as a percentage of the loan portfolio, representing 9%, 6% and 5% at December 31, 2011, 2010 and 2009, respectively.

Our loan portfolio is comprised primarily of residential and commercial mortgage loans secured by real estate in our Northeastern Pennsylvania market area. As of December 31, 2011, approximately 5% of the loan portfolio was comprised of loans to entities located outside our market area.

At December 31, 2011, the loan portfolio was comprised of approximately $280.2 million, or 44.4%, of fixed rate loans and $351.3 million, or 55.6%, of adjustable rate loans.

The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. In the ordinary course of our business, our operations and earnings are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

Lending Activities

The Bank offers a variety of loans including commercial, residential and consumer loans as described above. The consumer portfolio includes automobile loans, educational loans and home equity loans and lines of credit. Since 2008, the Company has discontinued originating educational loans. During 2011, the commercial real estate portfolio remained stable despite the weakened economy, and at December 31, 2011 and 2010, it comprised 33.1% and 33.8% of our total loan portfolio, respectively.

The Company intends to continue to evaluate commercial real estate, commercial business and governmental lending opportunities, including small business lending. The Bank has added to the experienced staff of commercial lenders and continues to proactively monitor and manage existing credit relationships. To this end, the Bank continues to enhance the credit risk management staff and procedures as it relates to all lending activity.

The Company has not engaged in sub-prime residential mortgage lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Company focuses its lending efforts within its market area.

One-to-Four Family Residential Loans. The Bank offers two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans, among other factors. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

Commercial Real Estate Loans. At December 31, 2011, the Bank had commercial real estate loans totaling $208.9 million, or 33.1%, of our total loan portfolio.

The Bank offers commercial real estate loans secured by real estate primarily with adjustable rates. The Bank originates a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank (“FHLB”) borrowing rate or our own pricing criteria and adjust every three to five years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate as published in The Wall Street Journal. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

Commercial Loans. The Bank offers commercial business loans to professionals, sole proprietorships and small businesses in our market area. The Bank offers installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically priced at short term fixed rates or variable rates based on the prime rate as published in The Wall Street Journal. These loans are secured by business assets other than real estate, such as business equipment and inventory, and, generally, are backed by personal guarantees of the owner or owners of the business. The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

When making commercial business loans, the Bank considers the financial statements of the borrower and any guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected global cash flows of the business and guarantor, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. The Bank offers a variety of consumer loans, including home equity loans and lines of credit, automobile loans and loans secured by savings accounts and certificates of deposit. The Banks also offers unsecured loans.

The Bank generally offers home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of up to 15 years. Home equity lines of credit have variable rates and are indexed to the prime rate as published in The Wall Street Journal. Home equity lines of credit have draw periods with 20 year repayment periods.

The Bank offers loans secured by new and used automobiles, primarily indirectly through dealerships. These loans have fixed interest rates and generally have terms up to six years. The Bank offers automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

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

Credit Risks

We have adhered and continue to adhere to credit policies, both prior to and during the current economic downturn, which management believes are sound. Our loan policies require verification of information provided by loan applicants as well as an assessment of their ability to repay for all loans. At no time have we made loans similar to those commonly referred to as “no doc” or “stated income” loans.

While the vast majority of the loans in the loan portfolio are secured by collateral, the Company has made and will continue to make loans on an unsecured basis. At December 31, 2011, there were $11.6 million in unsecured consumer loans in our portfolio and $4.8 million in unsecured commercial loans which is considerably less than the $5.5 million outstanding at December 31, 2010. Unsecured commercial loans are only granted to those borrowers exhibiting historically strong cash flow and capacity with seasoned management. In addition, for unsecured loans made to businesses, the Company’s credit policy requires loan guarantees by all individuals having 20% or more ownership interest in the borrowing entity. Unsecured consumer loans are made for relatively short terms and to borrowers with strong credit histories. Unsecured consumer loans at December 31, 2011 also included a credit card portfolio of $3.2 million.

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

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, the Bank considers and reviews a global cash flow analysis of the borrower and guarantor, when applicable, and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

The Bank also purchases participations in loans from local financial institutions to supplement our lending portfolio. Loan participations totaled $19.4 million at December 31, 2011. Loan participations are subject to the same credit analysis and loan approvals as loans the Bank originates. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience. Individual loans or lending relationships with aggregate exposure of more than $500,000 must be approved by the Senior Loan Committee, which is comprised of senior Bank officers. All loans or lending relationships in excess of $1.0 million must be approved by the Credit Committee of the Bank’s Board, which includes three non-employee directors. All loans or lending relationships in excess of $3.0 million must be approved by the full Board of Directors of the Bank.

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2011, our regulatory limit on loans to one borrower was $15.6 million. At that date, the total outstanding available credit balance with our largest lending relationship was $9.8 million which was secured by an assignment of contracts and general business assets. All of the loans in the relationship are performing in accordance with their original terms at December 31, 2011.

Financial Services.

The Company has a third party marketing agreement with a broker-dealer that allows the Company to offer a full range of securities, brokerage services and annuity sales to its customers. The Company’s Investor Services Division is located in the Company’s headquarters building and the services are offered throughout the entire branch system. For the year ended December 31, 2011, the Company’s income from brokerage services was $253 or 0.5% of total revenue compared to $340 or 0.6% in 2010 and $348 or 0.7% in 2009.

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

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers, not our stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory, enforcement activities and examination policies, with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Pennsylvania Department of Banking, the Pennsylvania Legislature, the Federal Deposit Insurance Corporation, the Federal Reserve Board or the U.S. Congress could have a material adverse impact on our operations.

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

Business Activities. The Pennsylvania Department of Banking is required to regularly examine each state-chartered bank. Generally, the approval of the Pennsylvania Department of Banking is required to establish or close branches, to merge with another bank and to undertake many other activities.

Limits on Loans to One Borrower. Generally, the maximum amount that the Bank will be able to lend to a single borrower under Pennsylvania law is 15% of our capital accounts.

Loans to a Bank’s Insiders. Pennsylvania law provides that the Bank may make loans to our executive officers and directors and greater than 10% stockholders (collectively, “insiders”) in accordance with federal regulations. Generally, under federal law, loans to insiders and certain related interests must be approved in advance by a majority of the board of directors of the institution, with any “interested” director not participating in the voting, if the loan exceeds the greater of twenty five thousand dollars or 5% of the institution’s capital. Loans aggregating five hundred thousand dollars are subject to the approval requirements in all cases. Loans to insiders must be made on terms substantially the same as offered in comparable transactions to outside parties and must not present more than the normal risk of loss or present any other unfavorable features. There is an exception for extensions of credit made to officers and directors as part of a bank-wide compensation or benefit program that does not favor directors or officers over other employees. There are further restrictions on loans that can be made to executive officers.

Intrastate Branching Activities. The Bank may, with the approval of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation, establish, acquire and operate branches anywhere in Pennsylvania.

Interstate Branching. Federal law authorizes the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states, unless the state in which the target institution is located has opted out. Accordingly, the Bank may acquire branches in a state other than Pennsylvania unless the other state has enacted legislation opting out. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location.

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

Transactions with Related Parties. Transactions between a state bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B of the Federal Reserve Act apply to us, as a state non-member bank, by virtue of Section 18(i) of the Federal Deposit Insurance Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the state member bank, such as the Company. Generally, Sections 23A and 23B: (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) impose collateral requirements on certain transactions with affiliates, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The Dodd-Frank Act imposed additional requirements on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of ‘covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

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

Enforcement. The Pennsylvania Department of Banking has authority to appoint a receiver or conservator for a Pennsylvania Bank in a variety of circumstances, including where the bank conducts its business in an unsafe manner, is in an unsafe or unsound condition to transact business, has assets less than its obligations or violates a law, court order or order of the Pennsylvania Department of Banking. The Pennsylvania Department of Banking may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unsafe or unsound practice, violated a law, rule, regulation or written agreement relating to its supervision, or violated any condition, imposed in writing, in connection with the approval of any application, the Pennsylvania Department of Banking may issue an order to cease and desist against the bank or its directors or officers.

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

Consumer Protection and Fair Lending Regulations. Pennsylvania commercial banks are subject to a variety of federal and Pennsylvania statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. See REGULATION AND SUPERVISION – Regulation of Pennsylvania Commercial Banks - Dodd-Frank Act for a discussion on the new Bureau of Consumer Financial Protection.

Dodd-Frank Act. The Dodd-Frank Act became law on July 21, 2010. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape.

The Dodd-Frank Act creates the Bureau of Consumer Financial Protection (“Bureau”), which is an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as the Bank and non-banks and others who are involved in the consumer finance industry. The Bureau has exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (“UDA”). The federal consumer finance laws were previously interpreted, administered and enforced by different federal agencies, including the Federal Deposit Insurance Corporation (“FDIC”), the current federal regulator of the Bank. On July 21, 2011 all of the functions and responsibilities of the Bureau were transferred to it. While the Bureau has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over the Bank relating to the matters within the jurisdiction of the Bureau because it has less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act also:

•

Applies the same leverage and risk-based capital requirements to most bank holding companies (“BHCs”) that apply to insured depository institutions. On June 14, 2011 the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “REGULATION AND SUPERVISION – Regulation of Commercial Banks - Capital Requirements” and “REGULATION AND SUPERVISION – Regulation of Bank Holding Companies - Capital Requirements”.

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

•

Changes the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increases the floor of the size of the DIF;

•

Eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•

Repeals Regulation Q, the federal prohibitions on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011;

•

Expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011;

•

Strengthens the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

While designed primarily to reform the financial regulatory system, the Dodd Frank Act also contains a number of corporate governance provisions that will affect public companies. The Dodd Frank Act requires the SEC to adopt rules which may affect the Bank’s executive compensation policies and disclosure.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The Dodd-Frank Act could require the Bank to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect the Bank’s business, financial condition, results of operations or cash flow. It could also require the Bank to change certain of its business practices, adversely affect its ability to pursue business opportunities the Bank might otherwise consider pursuing, cause business disruptions and/or have other impacts that are as of yet unknown to the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses, any of which could have an adverse effect on the Bank’s business, financial condition, results of operations, or cash flow.

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by Federal Deposit Insurance Corporation regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Federal Deposit Insurance Corporation, when examining an institution, to assess the institution’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Unlike the responsibility for other federal consumer protection and fair lending regulations, which have been transferred to the Bureau, the CRA will remain with the federal prudential regulators. Our most recent CRA rating was “satisfactory.”

Assessments. Pennsylvania banks are required to pay annual assessments to the Pennsylvania Department of Banking to cover the cost of regulating Pennsylvania institutions. Our asset size determines the rate of assessment.

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system in effect through March 31, 2011, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations, with less risky institutions paying lower assessments. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividend Assessment Base and Large Bank Pricing (the “Final Rule”). The Final Rule implements the changes to the deposit insurance assessment system as mandated by the Dodd-Frank Act and was effective April 1, 2011.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, during the four quarters ended December 31, 2011, averaged $6 per quarter.

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

The federal banking agencies released a final rule to implement the SAFE Act requirements for the federal registration of MLOs (the “Rule”) on July 28, 2010, which took effect on October 1, 2010. Under the Rule, an employee of a bank who engages in the business of loan originations must, among other things, register as a loan originator with the NMLS, maintain that registration annually, and obtain a unique identifier. All MLOs were required to be registered by July 29, 2011.

Under the Rule, banks that employ MLOs are required to, among other things, register with the NMLS and develop policies and procedures to ensure compliance with the federal registration rules of SAFE Act.

The Company is subject to the requirements of the SAFE Act and is fully compliant.

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

Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The ratio of total capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent. At least half of the total capital is to be composed of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill, which is collectively referred to as Tier 1 Capital. The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital position. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2011, the Company’s capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.03%; (2) Total Capital to Risk-Weighted Assets Ratio, 15.93%; and (3) Tier 1 Capital Leverage Ratio, 10.92%.

The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to bank holding company that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Basel III Proposed Changes in Capital Requirements. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1 (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Penseco Financial Services Corporation and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Penseco Financial Services Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Penseco Financial Services Corporation’s market area, changes in the values of real estate and other collateral, particularly in our market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

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

In addition to the other information set forth in this report, one should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deems to be insignificant also may also materially adversely affect our business, financial condition and/or operating results.

RISKS RELATED TO OUR BUSINESS

Credit Risk

Changes in the credit quality of our loan portfolio may impact the level of our allowance for loan and lease losses.

The Bank makes various judgments about the collectability of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the allowance for loan and lease losses, we review our loans and our loan loss and delinquency experience, and we evaluate economic conditions. In the third quarter of 2010, we refined our methodology for determining loan and lease losses to emphasize, in particular, local economic conditions in response to our experience during this recent recession. If our judgments are incorrect, our allowance for loan and lease losses may not be sufficient to cover future losses and our financial statements may not accurately reflect our financial condition. In addition, bank regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for loan and lease losses or recognize further loan charge-offs. Increased provisions for loan and lease losses would increase our expenses and reduce our profits.

Our emphasis on residential mortgage and commercial real estate loans in the Northeast Pennsylvania market area exposes us to a risk of loss.

At December 31, 2011, $281.6 million, or 44.6%, of our loan portfolio consisted of residential mortgage loans and $208.9 million, or 33.1%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our profits. Future declines in real estate values in the Northeastern Pennsylvania area could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if the Bank seeks to recover on defaulted loans by selling the real estate collateral.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between thirty and fifty-nine days delinquent totaled $3,258 on December 31, 2011. Our non-performing assets were approximately $4,737 on December 31, 2011. Our allowance for loan and lease losses was approximately $6,711 on December 31, 2011.

Our concentration of commercial real estate loans could result in increased loan and lease losses and costs of compliance.

A substantial portion of our loan portfolio, 33.1% as of December 31, 2011, is comprised of commercial real estate loans. The commercial real estate market is cyclical and poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. In addition, commercial real estate lenders are making greater provisions for loan and lease losses and accumulating higher capital levels as a result of commercial real estate lending exposures. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect or business, financial condition and results of operations.

Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses, and we may be required to make further provisions for loan and lease losses and charge off additional loans in the future, which could materially and adversely affect our business.

We attempt to maintain an allowance for loan and lease losses, established through a provision for loan and lease losses accounted for as an expense, which is adequate to absorb losses inherent in our loan portfolio. If our allowance for loan and lease losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the allowance for loan and lease losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If current trends in the real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current recession will negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase the provision for loan and lease losses or to recognize further loan charge-offs, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the allowance for loan and lease losses, we will need to increase our allowance for loan lease losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan and lease losses. Any increases in our allowance for loan and lease losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

During 2011 and 2009, we recorded other-than-temporary impairment charges for bank equity investment securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank’s ability to pay dividends, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

During 2011, general economic conditions continued to be stagnant nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of asset values. While the economic downturn moderated in late 2010 and 2011, the continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan and lease losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan and lease losses.

If our investment in the common stock of the Federal Home Loan Bank of Pittsburgh is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Pittsburgh. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Pittsburgh’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Pittsburgh common stock as of December 31, 2011 was $5.0 million based on its par value. There is no market for our Federal Home Loan Bank of Pittsburgh common stock.

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

Interest Rate Risk

Changes in interest rates could affect our investment values and net interest income which could hurt our profits.

At December 31, 2011, the Company had approximately $167.5 million of marketable securities available for sale in its portfolio. These securities are carried at fair value on the consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2011, the Company’s available for sale marketable securities portfolio had an unrealized gain, net of taxes, of $3.9 million. The fair value of the Company’s available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan and lease losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on the Company’s and the Bank’s operations. The current administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system. Among other things, the proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. If enacted, the legislation may have a substantial impact on our operations. However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory actions, may have a material impact on our operations.

The Dodd-Frank Act, among other things, has created a new Consumer Financial Protection Bureau, will tighten capital standards, and has resulted and will result in new regulations that are expected to increase our costs of operations.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – 1st United Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets. Banking regulators could implement additional changes to the capital adequacy standards applicable to us and 1st United in the future.

When fully phased in, Basel III will introduce a minimum Tier I common equity ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity ratio plus capital conservation buffer at 7%. This capital conservation buffer will impose capital distribution constraints when the Tier I capital ratio falls under 8.5% and the total capital ratio falls under 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other loss absorbing capital above the regulatory capital minimum plus the capital conservation buffer for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier I leverage ratio based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a period of several years. The text of the final Basel III capital and liquidity rules was published on December 16, 2010, and is now subject to individual adoption by member nations, including the United States.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan and lease losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In the recent recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. The recent economic recession has also had a negative impact on our primary market area, which has experienced a softening of the local real estate market and reductions in local property values. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly depleted the Deposit Insurance Fund (“DIF”) of the FDIC to historical lows and caused the ratio of reserves to insured deposits to decline.

In February of 2011, the FDIC approved a final rule that amended the DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the prior assessment base of adjusted domestic deposits. The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates were effective for the quarter beginning April 1, 2011. The new assessment rates have raised deposit premiums for certain insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required, including our assessments, and may materially adversely affect our earnings.

For the year ended December 31, 2011, our FDIC insurance related costs were $450 compared with $1,150 and $968 for the years ended December 31, 2010 and 2009, respectively.

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

High quality customer service, as well as efficient and profitable operations, is dependent on the Company’s ability to attract and retain qualified individuals for key positions within the organization. The Company has successfully recruited several individuals for management positions in recent years. As of December 31, 2011, the Company employed 217 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be good. The Company relies heavily on the executive officers and employees. The loss of certain executive officers or employees could have an adverse effect on us because, as a community bank, the executive officers and employees typically have more responsibility than would be typical at a larger financial institution with more employees. In addition, as a community bank, the Bank has fewer management-level and other personnel who are in position to succeed and assume the responsibilities of certain existing executive officers and employees.

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

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and we currently maintain approximately 20% of deposits as non-interest bearing.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

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

Although the common stock is quoted on the OTC Bulletin Board, the shares might not be actively traded. If an active trading market for the common stock does not exist, you may not be able to sell all of your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

A significant percentage of our common stock is held by our directors and executive officers, which could enable insiders to prevent a merger or other transaction that may provide stockholders a premium for their shares.

At December 31, 2011, our directors and executive officers beneficially owned 423,696, or 12.9%, of our outstanding shares. If these individuals were to act together, they could have a significant influence over the outcome of any shareholder vote.

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

None.

ITEM 2	PROPERTIES

The Company and Bank operate twelve offices positioned throughout the greater Northeastern Pennsylvania region in the South Scranton, East Scranton, Green Ridge, and Central City sections of Scranton; Moscow; Gouldsboro; South Abington Township; Mount Pocono; East Stroudsburg at Eagle Valley Corners; Old Forge; Peckville and Duryea. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Luzerne, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease. In January 2012, the Bank purchased land in Scranton, Pennsylvania to be used for construction of a new branch facility. The Bank has received regulatory approval for the establishment of this new branch office, which is expected to be operational during the fourth quarter of 2012. The Company also owns property in the Borough of Dalton, Lackawanna County, which it may use for potential future expansion.

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

This Form 10-K is the Company’s annual disclosure statement as required under Section 13 or 15(d) of the Securities Exchange Act of 1934. Questions may be directed to any branch location of the Company or by contacting the Finance Division Head’s office at:

Patrick Scanlon, Senior Vice President, Finance Division Head

Penseco Financial Services Corporation

150 North Washington Avenue

Scranton, Pennsylvania 18503-1848

1-800-327-0394

The Company’s capital stock is quoted on the OTC Bulletin Board under the symbol “PFNS”. The following table sets forth the price range together with dividends paid for each of the past two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect the value of actual transactions.

2011	High	Low	Dividends Paid Per Share	2010	High	Low	Dividends Paid Per Share
First Quarter	$40.00	$35.55	$.42	First Quarter	$34.99	$33.00	$.42
Second Quarter	39.25	37.00	.42	Second Quarter	34.30	32.50	.42
Third Quarter	40.00	36.25	.42	Third Quarter	37.25	31.50	.42
Fourth Quarter	39.00	36.87	.42	Fourth Quarter	38.75	35.10	.42

			$1.68				$1.68

As of February 17, 2012 there were approximately 2,190 holders of record of the Company’s common stock, including 1,181 holders of record of the Company’s common stock held in street name.

DIVIDEND POLICY

Payment of future dividends will be subject to the discretion of our board of directors and will depend upon the earnings of the Company, its financial condition, capital requirements, need for funds and other matters as the Board deems appropriate.

Dividends on the Company common stock, if approved by our board of directors, are customarily paid on or about March 15, June 15, September 15 and December 15.

PENSECO FINANCIAL SERVICES CORPORATION

The following line graph sets forth comparative information regarding the Company’s cumulative shareholder return on its common stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the investment period. The Company’s cumulative shareholder return based on an investment of $100 at the beginning of the five-year period beginning December 31, 2006 is compared to the cumulative total return of the Russell 2000 Index (“Russell 2000”) and the SNL Securities Northeast Over The Counter (“OTC”) Pink Sheet Banks Index (“Pink Banks”) which more closely reflects the Company’s peer group. The yearly points marked on the horizontal axis of the graph correspond to December 31st of that year.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Penseco Financial Services Corporation	$100.00	$96.30	$93.54	$93.12	$99.59	$109.97
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Northeast OTC-BB and Pink Banks	100.00	97.38	79.32	74.53	81.15	79.44

ITEM 6	SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

RESULTS OF OPERATIONS:

	2,148,000	2,148,000	2,148,000	2,148,000	2,148,000
	2011	2010	2009	2008	2007
Interest Income	$39,658	$41,745	$40,151	$33,898	$34,329
Interest Expense	7,339	8,356	9,580	10,830	12,739

Net Interest Income	32,319	33,389	30,571	23,068	21,590
Provision for Loan and Lease Losses	2,381	1,999	2,260	861	657

Net Interest Income after Provision for Loan and Lease Losses	29,938	31,390	28,311	22,207	20,933
Non-Interest Income	12,668	12,152	10,369	11,036	8,720
Non-Interest Expenses	28,777	28,453	28,420	22,172	21,331
Income Taxes	3,124	3,367	1,888	2,458	1,624

Net Income	$10,705	$11,722	$8,372	$8,613	$6,698

BALANCE SHEET AMOUNTS (As of December 31):
Assets	$924,674	$916,087	$883,327	$628,967	$580,793
Investment Securities	$191,208	$217,044	$195,930	$151,912	$141,059
Net Loans	$624,811	$608,605	$597,670	$435,873	$399,939
Deposits	$720,518	$691,032	$645,434	$424,725	$416,533
Long-Term Borrowings	$58,220	$68,835	$68,094	$72,720	$55,966
Stockholders’ Equity	$129,000	$121,922	$117,397	$73,642	$69,715
PER SHARE AMOUNTS:
Earnings per Share	$3.27	$3.58	$2.80	$4.01	$3.12
Dividends per Share	$1.68	$1.68	$1.68	$1.66	$1.58
Book Value per Share	$39.38	$37.22	$35.84	$34.28	$32.45
Average Common Shares Outstanding	3,276,079	3,276,079	3,276,079	2,148,000	2,148,000
FINANCIAL RATIOS:
Net Interest Margin	4.13%	4.42%	4.35%	3.97%	3.97%
Return on Average Assets	1.15%	1.32%	1.04%	1.40%	1.15%
Return on Average Equity	8.48%	9.74%	7.93%	11.89%	9.75%
Average Equity to Average Assets	13.55%	13.55%	13.12%	11.76%	11.81%
Dividend Payout Ratio	51.38%	46.93%	60.00%	41.40%	50.64%

Reference should be made to the information about the Company’s acquisition of Old Forge Bank under the heading “Part I, Item 1, Business”.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. The following discussion and analysis is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

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

Provision and Allowance for loan and lease losses – The allowance for loan and lease losses is based on past loan loss experience, management’s evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, merit recognition in estimating loan and lease losses. The provision for loan and lease losses charged to operating expense represents the adjustment that, in management’s judgment, is necessary to the allowance for loan and lease losses such that the allowance can absorb probable losses.

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans – These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Income taxes – The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If projected income is not recognized, at all or in the amounts predicted, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 18 of the “Notes to Consolidated Financial Statements”.

The Company and its subsidiary file income tax and other returns in the U.S. Federal jurisdiction, Pennsylvania state jurisdiction and local jurisdictions.

Management evaluated the Company’s tax positions and concluded that the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2008.

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

Other-than-temporary impairment of investments – Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In 2011 and 2009, the Company recorded other-than-temporary impairment charges of $78 and $787, respectively, related to the Company’s equity investment portfolio containing stock of financial institutions.

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

Securities sold under agreements to repurchase – The Company also offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities.

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

Goodwill – Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professionally prepared qualitative test for goodwill impairment as of December 31, 2011. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part 1A of this report. As a result of such qualitative impairment test, management has determined that goodwill was not impaired at December 31, 2011.

Depreciation – Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

SUMMARY

	2011	2010	2009
Interest Income	$39,658	$41,745	$40,151
Interest Expense	7,339	8,356	9,580

Net Interest Income	32,319	33,389	30,571
Provision for Loan and Lease Losses	2,381	1,999	2,260

Net Interest Income after Provision for Loan and Lease Losses	29,938	31,390	28,311
Non-Interest Income	12,668	12,152	10,369
Non-Interest Expenses	28,777	28,453	28,420
Income Taxes	3,124	3,367	1,888

Net Income	$10,705	$11,722	$8,372

Earnings per Share	$3.27	$3.58	$2.80
Total Revenue	$52,326	$53,897	$50,520
Net Interest Margin	4.13%	4.42%	4.35%
BALANCE SHEET AMOUNTS:
Assets	$924,674	$916,087	$883,327
Investment Securities	$191,208	$217,044	$195,930
Net Loans	$624,811	$608,605	$597,670
Deposits	$720,518	$691,032	$645,434
Long-Term Borrowings	$58,220	$68,835	$68,094
Stockholders’ Equity	$129,000	$121,922	$117,397

Net income for 2011 was $10,705, or $3.27 per weighted average share, compared with $11,722, or $3.58 per weighted average share, from the year ago period, a decrease of $1,017, or 8.7%. Net interest income decreased $1,070, or 3.2%. Net interest margin decreased to 4.13% for the year ended December 31, 2011, compared to 4.42% for the year ended December 31, 2010. Net interest income, after provision for loan and lease losses, for the year ended December 31, 2011 decreased $1,452, or 4.6%, due to a decrease in interest income of $2,087, or 5.0%; a reduction in interest expense of $1,017, or 12.2%, primarily from lower funding costs; and an increase in the provision for loan and lease losses of $382, or 19.1%. The decrease in interest income for the twelve months ended December 31, 2011 was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia.

Non-interest income increased $516, or 4.2%, for the year ended December 31, 2011, primarily as a result of the reversal of a $500 contingent liability recorded in connection with the Old Forge Bank acquisition. The Company recognized impairment losses of $78 in 2011, as compared to $0 in 2010, related to the Bank’s equity investment portfolio. Non-interest expenses increased $324, or 1.1%, due to increases in salaries and employee benefits and other operating expenses, offset by reduced FDIC insurance expense.

Net income for 2010 increased $3,350, or 40.0%, to $11,722, or $3.58 per weighted average share, compared with 2009 net income of $8,372, or $2.80 per weighted average share. The increase in net income was primarily attributed to higher net interest income as well as the absence of merger-related costs in 2010, compared to $1,550 incurred in 2009 related to the Company’s acquisition of Old Forge Bank. Also, the Company did not recognize any impairment losses in 2010, as compared to $787 of losses in 2009 related to the Bank’s equity investment portfolio. The results of operations for 2010 include twelve months of operations from the former Old Forge Bank, as opposed to only nine months of Old Forge Bank operations captured in 2009. Net interest margin increased to 4.42% for the year ended December 31, 2010, compared to 4.35% for the year ended December 31, 2009. Net interest income increased $2,818, or 9.2%, to $33,389 for the year ended December 31, 2010, compared to $30,571 for 2009. Net interest income after provision for loan and lease losses increased $3,079, or 10.9%, during 2010 primarily due to increased interest and fees on loans, which in turn were attributable to the expansion of our loan portfolio following the acquisition of Old Forge Bank in 2009. Net interest income was also positively affected in 2010 by reduced interest expense from lower borrowing costs. The provision for loan and lease losses decreased

$261 to $1,999 during 2010, compared with $2,260 for the same period of 2009, based on management’s evaluation of the adequacy of the allowance for loan and lease losses through the application of its allowance for loan and lease losses methodology. Among other things, the methodology, which was enhanced in the third quarter of 2010, takes into consideration the strength of the local economy.

The Company’s return on average assets was 1.15% in 2011, compared to 1.32% in 2010 and 1.04% in 2009. Return on average equity was 8.48%, 9.74% and 7.93% in 2011, 2010 and 2009, respectively.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

Years Ended December 31,	2011	2010	2009
Homogeneous loan pools	$525	$633	$550
Time deposits	91	185	305
Core deposit intangible expense	(201)	(225)	(182)

Net income from acquisition fair value adjustment	$415	$593	$673

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

Loan Portfolio

The table presented below indicates the composition of the Company’s loan portfolio:

December 31,	2011		2010		2009
Commercial secured by real estate	$208,875	33.1%	$207,964	33.8%	$194,935	32.3%
Residential real estate	281,643	44.6%	295,301	48.0%	308,068	51.0%
Commercial and industrial	55,482	8.8%	36,190	5.9%	30,743	5.1%
Consumer	52,816	8.4%	55,862	9.1%	59,789	9.9%
States & political subdivisions	23,110	3.6%	9,882	1.6%	6,873	1.1%
All other	9,596	1.5%	9,906	1.6%	3,562	0.6%

Loans, net of unearned income	$631,522	100.0%	$615,105	100.0%	$603,970	100.0%

There were no purchased loans in 2011, 2010 or 2009 other than loan participations with local banks in the Bank’s primary market area. Originations of new loans are primarily in commercial and industrial and states and political subdivisions.

Year Ended December 31, 2011	Number of Loans	Original Balance
Commercial secured by real estate	86	$56,577
Residential real estate	620	70,850
Commercial and industrial	238	37,076
Consumer	1,282	17,190
States & political subdivisions	9	14,489
All other	5	294

Of the Company’s $70.8 million in residential real estate loan originations in 2011, loans with an aggregate principal value of $30.3 million were sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the balance were held by us in our loan portfolio. There were no loans held for sale as of December 31, 2011 and 2010.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The unemployment rate for the Scranton/Wilkes-Barre metropolitan area was 8.9% at December 31, 2011. This unemployment rate decreased 0.3% from November 2011 and 0.6% from December 31, 2010, but the region leads the state in unemployment for the twenty-first consecutive month among Pennsylvania’s 14 metro areas, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. Average home prices nationally in October 2011 were down 3.4% from October 2010, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Deposits

As of December 31, 2011, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $21.7 million. The Company also issues brokered certificates of deposit; the balance of this funding as of December 31, 2011 was $23.2 million. The brokered certificates of deposit issued were generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding. As of December 31, 2011, the dollar amount of total brokered deposits, exclusive of CDARS reciprocal deposits, was $23.2 million, or 3.2%, of total deposits, compared to $51.3 million, or 7.4%, at December 31, 2010 and $1.8 million, or 0.3%, at December 31, 2009.

December 31,	2011	2010	2009
Demand – Non-interest bearing	$134,799	$113,391	$109,855
Demand – Interest bearing	85,111	70,989	72,477
Savings	120,269	113,382	110,994
Money markets	165,611	144,206	146,189
Time – Over $100,000	84,828	85,404	78,702
Time – Other	129,900	163,660	127,217

Total Deposits	$720,518	$691,032	$645,434

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the principal component of the Company’s earnings, is defined as the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings. Average interest-earning assets are composed primarily of loans and investments while deposits, short-term and long-term borrowings represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income decreased $1,070, or 3.2%, to $32,319 for 2011 compared to $33,389 for 2010. Loan interest income decreased $1,048, or 3.0%, for 2011, largely due to historically low interest rates. Investment income decreased $1,042, or 14.7%, due to lower rates and lower volume of investments. Interest expense for 2011 decreased $1,017, or 12.2%, to $7,339 for 2011, compared to $8,356 in 2010, mainly due to lower deposit and borrowing costs.

Net interest income increased $2,818, or 9.2%, to $33,389 for 2010, compared to $30,571 for 2009. Loan interest income increased $2,234, or 6.9%, for 2010, largely due to the increased loan portfolio that we acquired in connection with our merger with Old Forge Bank. Investment income decreased $637, or 8.2%, due to lower rates despite a higher volume of investments. Interest expense for 2010 decreased $1,224, or 12.8%, to $8,356 for 2010, compared to $9,580 in 2009, mainly due to lower deposit and borrowing costs.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income divided by average interest-earning assets. The Company’s net interest margin for the year ended December 31, 2011 was 4.13%, compared with 4.42% for the year ended December 31, 2010 and 4.35% for the year ended December 31, 2009.

Interest income in 2011 totaled $39,658, compared to $41,745 in 2010, a decrease of $2,087, or 5.0%. The tax equivalent yield on average interest-earning assets decreased to 4.93% in 2011, compared to 5.40% in 2010. Average interest-earning assets increased $24,837, or 3.1%, in 2011 to $837,979 from $813,142 in 2010. Average loans, which are typically the Company’s highest yielding earning assets, increased $13,565, or 2.2%, in 2011. Average loans represented 74.3% of 2011 average interest-earning assets, compared to 74.9% in 2010. Income on loans decreased $1,048, or 3.0%, in 2011, compared to an increase in loan income of $2,234, or 6.9%, during 2010 due in part to the acquisition of Old Forge Bank. Average investment securities increased by $2,244, or 1.2%, to $195,031 in 2011, compared to $192,787 in 2010. Income on investments decreased $1,042, or 14.7%, to $6,061 in 2011, from $7,103 in 2010. Average earning assets, including bank-owned life insurance (BOLI), decreased to 91.6% of average total assets for 2011, compared to 93.2% for the year ago period. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average assets to 2.2% in 2011, from 1.3% in 2010. In addition, during 2011, average federal funds purchased decreased $3.9 million, or 100.0%; average securities sold under agreements to repurchase decreased $0.5 million, or 2.4%; and average short-term borrowings decreased $8.0 million or 89.9%.

Shifts in the interest rate environment and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 84 basis points in 2011, from 4.81% for 2010 to 3.97% for 2011. Also, average loan yields decreased 30 basis points, from 5.69% for 2010 to 5.39% for 2011.

Interest expense in 2011 totaled $7,339, compared to $8,356 in 2010, a decrease of $1,017, or 12.2%. The average rate paid on interest-bearing liabilities decreased during 2011 to 1.08%, compared to 1.29% in 2010. Average interest-bearing liabilities increased $30,182, or 4.7%, in 2011 to $678,030 from $647,848 in 2010. Average savings deposits increased $3,773, or 3.3%. Average time deposits increased $26,022, or 11.8%, from $219,929 or 33.9% of interest-bearing liabilities in 2010 to $245,951 or 36.3% of interest-bearing liabilities in 2011, due primarily to the issuance of brokered certificates of deposit. Average demand non-interest bearing deposits increased $9,884, or 8.9%. The average time deposit costs decreased 38 basis points from 1.87% for 2010 to 1.49% for 2011. In addition, the average cost of money market accounts decreased 15 basis points from 0.61% for 2010 to 0.46% for 2011.

Interest income in 2010 totaled $41,745, compared to $40,151 in 2009, an increase of $1,594, or 4.0%. The tax equivalent yield on average interest-earning assets decreased to 5.40% in 2010, compared to 5.70% in 2009. Average interest-earning assets increased $69,407, or 9.3%, in 2010 to $813,142, from $743,735 in 2009. Average loans, which are typically the Company’s highest yielding earning assets, increased $54,539, or 9.8%, in 2010 primarily due to the Merger. Average loans represented 74.9% of 2010 average interest-earning assets, compared to 74.5% in 2009. Income on loans increased $2,234, or 6.9%, in 2010 due in part to the Merger, compared to an increase in loan income of $6,181, or 23.6%, during 2009. Average investment securities increased by $13,509, or 7.5%, to $192,787 in 2010 compared to $179,278 in 2009 due to the Merger. Income on investments decreased $637, or 8.2%, to $7,103 in 2010, from $7,740 in 2009. Average earning assets, including BOLI, decreased to 93.2% of average total assets for 2010 compared to 93.9% for the year ago period.

Interest expense in 2010 totaled $8,356, compared to $9,580 in 2009, a decrease of $1,224, or 12.8%. The average rate paid on interest-bearing liabilities decreased during 2010 to 1.29%, compared to 1.61% in 2009. Average interest-bearing liabilities increased $51,155, or 8.6%, in 2010 to $647,848, from $596,693 in 2009. Average savings deposits increased $12,390, or 12.2%. Average time deposits increased $35,347, or 19.1%, in 2010 due primarily to the issuance of brokered certificates of deposit. Average time deposits represented 33.9% of 2010 average interest-bearing liabilities, compared to 30.9% in 2009. Average demand non-interest bearing deposits increased $15,577, or 16.3%.

The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of, and rates earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average weekly balances, interest income on a fully taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the years ended December 31, 2011, 2010 and 2009.

	2011			2010			2009
	Average Balance	Revenue Expense	Yield/ Rate	Average Balance	Revenue Expense	Yield/ Rate	Average Balance	Revenue Expense	Yield/ Rate
ASSETS
Investment Securities:
Available-for-Sale:
U.S. Agency obligations	$92,973	$1,740	1.87%	$78,268	$1,865	2.38%	$60,030	$1,969	3.28%
States & political subdivisions	63,651	2,867	6.82	69,941	3,133	6.79	62,464	2,941	7.13
Other	4,975	64	1.29	3,696	51	1.38	1,349	39	2.89
Held to Maturity:
U.S. Agency obligations	25,397	984	3.87	20,546	990	4.82	28,200	1,337	4.74
States & political subdivisions	8,035	406	7.66	20,336	1,064	7.93	27,235	1,454	8.09
Loans, net of unearned income:
Residential real estate	315,202	16,216	5.14	328,881	17,302	5.26	318,444	17,788	5.59
Commercial real estate	181,165	8,899	4.91	177,552	9,163	5.16	148,641	7,879	5.30
Commercial	42,964	2,411	5.61	31,239	2,067	6.62	25,656	1,551	6.05
Consumer & other	83,222	6,059	8.02	71,316	6,101	9.11	61,708	5,181	8.87
Federal funds sold	2,994	2	.07	—	—	—	—	—	—
Federal Home Loan Bank stock	5,465	—	—	6,346	—	—	6,175	—	—
Interest on balances with banks	11,936	10	.08	5,021	9	.18	3,833	12	.31

Total Interest Earning Assets/Total Interest Income	837,979	$39,658	5.21%	813,142	$41,745	5.71%	743,735	$40,151	5.96%

Cash and due from banks	30,084			10,915			10,326
Bank premises and equipment	13,299			12,924			11,804
Accrued interest receivable	3,241			3,713			3,829
Goodwill	26,398			26,398			19,798
Bank owned life insurance	15,613			14,824			12,559
Other assets	11,687			12,580			9,140
Less: Allowance for loan and lease losses	6,565			6,277			5,963

Total Assets	$931,736			$888,219			$805,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest Bearing	$72,283	$249	.34%	$69,534	$327	.47%	$64,762	$393	.61%
Savings	117,928	312	.26	114,155	324	.28	101,765	409	.40
Money markets	158,115	721	.46	143,863	874	.61	137,527	1,379	1.00
Time-Over $100	83,948	1,436	1.71	100,210	2,173	2.17	67,075	1,726	2.57
Time-Other	162,003	2,240	1.38	119,719	1,930	1.61	117,507	2,634	2.24
Securities sold under agreements to repurchase	19,970	80	.40	20,484	154	.75	25,554	339	1.33
Federal funds purchased	—	—	—	3,936	22	.56	4,568	29	.63
Short-term borrowings	875	3	.34	8,917	42	.47	9,689	48	.50
Long-term borrowings	62,908	2,298	3.65	67,030	2,510	3.74	68,246	2,623	3.84

Total Interest Bearing Liabilities/Total Interest Expense	678,030	$7,339	1.08%	647,848	$8,356	1.29%	596,693	$9,580	1.61%

Demand-Non-interest bearing	120,952			111,068			95,491
All other liabilities	6,515			8,927			7,431
Stockholders’ equity	126,239			120,376			105,613

Total Liabilities Stockholders’ Equity	$931,736			$888,219			$805,228

Interest Spread			4.13%			4.42%			4.35%

Net Interest Income		$32,319			$33,389			$30,571

FINANCIAL RATIOS
Net interest margin			4.13%			4.42%			4.35%
Return on average assets			1.15%			1.32%			1.04%
Return on average equity			8.48%			9.74%			7.93%
Average equity to average assets			13.55%			13.55%			13.12%
Dividend payout ratio			51.38%			46.93%			60.00%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments comparable to taxable investments and loans, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $2,298, $2,556 and $1,809 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

DOLLAR AMOUNT OF CHANGE IN INTEREST INCOME AND INTEREST EXPENSE

	2011 compared to 2010	Dollar Amount of Change	Change in Volume	Change in Rate	Change in Rate- Volume
EARNING ASSETS	Investment Securities:
	Available-for-Sale:
	U.S. Agency obligations	$(125)	$350	$(399)	$(76)
	States & political subdivisions	(266)	(282)	21	(5)
	Equity securities	13	18	(3)	(2)
	Held to Maturity:
	U.S. Agency obligations	(6)	234	(195)	(45)
	States & political subdivisions	(658)	(643)	(37)	22
	Loans, net of unearned income:
	Residential real estate	(1,086)	(720)	(395)	29
	Commercial real estate	(264)	186	(444)	(6)
	Commercial	344	776	(316)	(116)
	Consumer and other	(42)	1,018	(906)	(154)
	Federal funds sold	2		—	2
	Federal Home Loan Bank stock	—	—	—	—
	Interest bearing balances with banks	1	12	(5)	(6)

	Total Interest Income	(2,087)	949	(2,679)	357

INTEREST BEARING LIABILITIES	Deposits:
	Demand-Interest Bearing	(78)	13	(90)	(1)
	Savings	(12)	11	(23)	—
	Money markets	(153)	87	(216)	(24)
	Time-Over $100	(737)	(353)	(461)	77
	Time-Other	310	681	(275)	(96)
	Repurchase agreements	(74)	(4)	(72)	2
	Short-term borrowings	(61)	(56)	(17)	12
	Long-term borrowings	(212)	(154)	(60)	2

	Total Interest Expense	(1,017)	225	(1,214)	(28)

	Net Interest Income	$(1,070)	$724	$(1,465)	$(329)

	2010 compared to 2009	Dollar Amount of Change	Change in Volume	Change in Rate	Change in Rate- Volume
EARNING ASSETS	Investment Securities:
	Available-for-Sale:
	U.S. Agency obligations	$(104)	$598	$(540)	$(162)
	States & political subdivisions	192	352	(144)	(16)
	Equity securities	12	68	(20)	(36)
	Held to Maturity:
	U.S. Agency obligations	(347)	(363)	23	(7)
	States & political subdivisions	(390)	(368)	(30)	8
	Loans, net of unearned income:
	Residential real estate	(486)	583	(1,051)	(18)
	Commercial real estate	1,284	1,532	(208)	(40)
	Commercial	516	338	146	32
	Consumer and other	920	807	93	20
	Federal funds sold	—	—	—	—
	Federal Home Loan Bank stock	—	—	—	—
	Interest bearing balances with banks	(3)	4	(5)	(2)

	Total Interest Income	1,594	3,551	(1,736)	(221)

INTEREST BEARING LIABILITIES	Deposits:
	Demand-Interest Bearing	(66)	29	(91)	(4)
	Savings	(85)	50	(122)	(13)
	Money markets	(505)	63	(536)	(32)
	Time-Over $100	447	852	(268)	(137)
	Time-Other	(704)	50	(740)	(14)
	Repurchase agreements	(185)	(67)	(148)	30
	Short-term borrowings	(13)	(7)	—	(6)
	Long-term borrowings	(113)	(47)	(68)	2

	Total Interest Expense	(1,224)	923	(1,973)	(174)

	Net Interest Income	$2,818	$2,628	$237	$(47)

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During 2011 and 2010, as the local economy continued to experience the negative impact of the nation’s economic downturn, the Company made significant provisions for loan and lease losses in the amount of $2,381, compared to $1,999 in 2010 and $2,260 in 2009. During 2011, the local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was at 8.9% at year-end. To enhance our ability to identify and manage risk throughout our organization, the Bank created the senior level position of Chief Risk Officer. This position will facilitate our enterprise-wide risk assessment to identify, monitor and quickly mitigate the inherent risks of a community bank in today’s economic environment. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank follows its allowance methodology in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statements, as amended, and GAAP in assessing the adequacy of its allowance for loan and lease losses. Under GAAP, the adequacy of the allowance for loan and lease losses is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and sensitivity to economic factors and are then collectively evaluated for impairment compared to other loans utilizing standard criteria. Consideration is given to current local economic conditions which the Company continues to classify as recessionary.

The Bank’s historical analysis of loss factors, which utilizes a rolling twenty quarters, was refined in the third quarter of 2010 to assign greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances calculated by dollar amount. This change in our methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area.

There were no changes in the methodology of determining the allowance for loan losses during the fiscal year ended December 31, 2011. Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets locally, in determining the allowance for loan losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan loss methodology with actual losses.

Based on this methodology, management made a provision for loan and lease losses of $2,381, $1,999 and $2,260 for the years ended December 31, 2011, 2010 and 2009. The amount and number of charge-offs and foreclosures at and for the fiscal years indicated are as follows:

As of:	2011	2010	2009
Provision for loan and lease losses	$2,381	$1,999	$2,260
Period end allowance for loan and lease losses to non-performing loans	211.97%	161.13%	269.35%
Non-performing loans to period end loans	0.50%	0.66%	0.39%
Ratio of charge-off loans to average loans	0.37%	0.30%	0.23%
Ratio of foreclosed loans to average loans	0.38%	0.19%	0.21%

Years ended December 31,	2011		2010		2009
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$2,300	90	$1,838	102	$1,300	75
Foreclosures completed	2,370	14	1,183	6	1,145	7
Non-performing loans	3,166	77	4,034	70	2,339	46

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring (“TDR”) as of December 31, 2011 and December 31, 2010 and no troubled debt restructurings in 2009. Monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

December 31,	2011	2010
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$368	$—
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	—	401

Total Restructured Loans	$368	$401

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

The methodology for determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan and lease losses. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions or reductions to the allowance may be necessary, based on estimates that are susceptible to change, as a result of changes in economic conditions and other factors. As a result, our allowance for loan and lease losses may not be sufficient to cover actual loan and lease losses, and future provisions for loan and lease losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Discussions with these regulatory agencies may result in adjustments to the Company’s allowance based on judgments about information available to the agencies at the time of their examination.

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial loans over the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. Loan growth in 2011 has been in commercial and industrial loans and loans to local municipalities where management believes there is manageable and acceptable risk. At December 31, 2011, management believes the allowance for loan and lease losses is adequate to absorb probable loan and lease losses inherent in the loan portfolio.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the past three years:

Years Ended December 31,	2011	2010	2009
Trust department income	$1,563	$1,493	$1,392
Service charges on deposit accounts	2,047	2,163	1,939
Merchant transaction income	4,670	4,521	4,379
Brokerage fee income	253	340	348
Cardholder discounts	916	799	665
Other fee income	786	771	727
Bank-owned life insurance income	490	538	470
Gain on sale of mortgage loans	474	682	356
Other operating income	881	287	7
Impairment losses on investment securities	(78)	—	(787)
Realized gains on securities, net	666	558	873

Total Non-Interest Income	$12,668	$12,152	$10,369

Total non-interest income increased $516, or 4.2%, to $12,668 during 2011, from $12,152 for the same period of 2010. Trust department income increased $70, or 4.7%, due to an increase in the market value of trust assets and new business. Service charges on deposit accounts decreased $116, or 5.4%, primarily due to decreased overdraft activity. Merchant transaction income increased $149, or 3.3%, due to the increased volume of merchant transactions primarily from new business. Brokerage fee income decreased $87, or 25.6%, mostly due to a lower volume of investor activity. Cardholder discounts increased $117, or 14.6%, mainly from increased debit card discounts related to the increased number of accounts. Bank-owned life insurance income decreased $48, or 8.9%, from lower rates of return. Gain on sale of mortgage loans decreased $208, the result of lower margins realized on saleable loans. Other operating income increased $594, largely due to the reversal of a contingent liability of $500 recorded in connection with the Old Forge Bank acquisition. The Company also recognized an impairment loss on bank equity investment securities of $78 during 2011. Realized gains on securities increased $108 to $666 during 2011, from $558 for 2010.

Total non-interest income increased $1,783, or 17.2%, to $12,152 during 2010, from $10,369 for the same period of 2009. Trust department income increased $101, or 7.3%, due to an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $224, or 11.6%, primarily due to the increased number of accounts and increased service charge activity. Merchant transaction income increased $142, or 3.2%, mainly due to new accounts and higher transaction volume. Cardholder discounts increased $134, or 20.2%, mainly from increased debit card discounts related to the increased number of accounts. Bank-owned life insurance income increased $68, or 14.5%, from additional policies acquired in the merger. Other operating income increased $280, largely due to additional revenue of $150 from an over accrual from a voluntary early retirement incentive program that we sponsored in 2006, along with a reimbursement of legal fees from the merger with Old Forge Bank. The Company recognized an impairment loss on bank equity investment securities of $787 during 2009. Realized gains on securities decreased $315 to $558 during 2010, from $873 for 2009.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the past three years:

Years Ended December 31,	2011	2010	2009
Salaries and employee benefits	$13,687	$13,081	$12,551
Expense of premises and equipment, net	3,561	3,547	3,246
Merchant transaction expenses	3,166	3,139	3,085
Merger related costs	—	—	1,550
FDIC insurance assessments	450	1,150	968
Legal and professional expenses	678	694	442
Advertising expense	494	605	409
Bank shares tax	862	805	1,039
Outside services	820	781	615
Director fees	530	550	568
Other operating expenses	4,529	4,101	3,947

Total Non-Interest Expenses	$28,777	$28,453	$28,420

Total non-interest expenses increased $324, or 1.1%, to $28,777 during 2011, compared with $28,453 for the same period of 2010. Salaries and employee benefits expense increased $606, or 4.6%, due primarily to merit-based increases in salaries for existing personnel and increased staffing for loan production and monitoring asset quality. FDIC insurance assessments decreased $700, or 60.9%, resulting from recently passed banking legislation along with the new FDIC bank pricing methodology which started during 2011. Advertising expense decreased $111, or 18.4%, due to a reduction in promotional activity. Bank shares tax increased $57, or 7.1%, resulting from higher average capital. Outside services increased $39, or 5.0%. Other operating expenses increased $428, or 10.4%, due to increases in other real estate owned expense of $123, consulting and advisory expense of $84, contributions of $82, cardholder expense of $66, along with increased general operating expenses.

Total non-interest expenses increased $33, or 0.1%, to $28,453 during 2010, compared with $28,420 for the same period of 2009. Salaries and employee benefits expense increased $530, or 4.2%, mainly due to additional employees as a result of the merger. Expense of premises and equipment increased $301, or 9.3%, mostly due to additional depreciation as a result of branch renovation projects. There were no merger related costs in 2010 compared to 2009, during which the Company incurred Merger-related costs of $1,550, which consisted of computer and equipment upgrades of $606, investment banking, valuation services, legal and accounting fees of $429, severance payments of $450 and stay bonuses of $65. FDIC insurance assessments increased $182, or 18.8%, due to increases in quarterly assessments. Legal and professional expenses increased $252, or 57%, due to increased fees associated with non-performing loans as a result of the current economic conditions. Advertising expense increased $196, or 47.9%, due to increased promotional activity to generate deposits. Bank shares tax decreased $234, or 22.5%, primarily from the benefit of educational tax credits. Other operating expenses increased $154, or 3.9%, due to an increase in the amortization of core deposit intangibles of $65 and other real estate owned expense of $51.

INCOME TAXES

Federal income tax expense decreased $243, or 7.2%, to $3,124 in 2011 compared to $3,367 in 2010, primarily due to lower taxable income.

Federal income tax expense increased $1,479, or 78.3%, to $3,367 in 2010 compared to $1,888 in 2009, primarily due to higher income and the effect of $1,550 of costs associated with the Merger recorded during 2009.

The Company’s effective income tax rate for 2011, 2010 and 2009 was 22.6%, 22.3% and 18.4%, respectively.

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

FINANCIAL CONDITION

Total assets increased $8.6 million, or 0.9%, during 2011 to $924.7 million at December 31, 2011, compared to $916.1 million at December 31, 2010. Total assets increased $32.8 million, or 3.7%, during 2010, to $916.1 million at December 31, 2010, compared to $883.3 million at December 31, 2009.

INVESTMENT PORTFOLIO

The Company’s investment portfolio has two primary functions: to provide liquidity and to contribute to earnings. To provide liquidity, the Company may invest in short-term securities such as Federal funds sold and interest-bearing deposits with banks, which are classified as cash equivalents, as well as, U.S. Treasury securities and U.S. Agency securities with maturities of one year or less. These funds are invested short-term to ensure the availability of funds to meet customer demand for credit needs.

The Company enhances interest income by securing long-term investments within its investment portfolio, by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio:

December 31,	2011	2010	2009
U.S. Agency obligations	$77,985	$79,294	$54,695
Mortgage-backed securities	44,078	55,247	41,267
States & political subdivisions	67,198	77,428	98,584
Corporate securities	1,004	4,090	—

Total Debt Securities	190,265	216,059	194,546
Equity securities	943	985	1,384

Total Investment Securities	$191,208	$217,044	$195,930

The following table shows the actual maturity of debt securities in specified categories of the Bank’s investment portfolio at December 31, 2011 and the weighted average yields (for tax-exempt obligations on a fully taxable basis at 34% tax rate). The table does not include any estimate of prepayments which significantly shortens the average useful life of certain U.S. Agency mortgage-backed securities.

As of December 31, 2011:	Aggregate Value	Weighted Average Yield
Due in one year or less:
U.S. Agency securities	$12,163	1.66%
Corporate securities	1,004	1.09%
After one year through five years:
U.S. Agency securities	65,822	1.10%
States & political subdivisions	199	7.41%
After five year through ten years:
Mortgage-backed securities	21,195	2.38%
States & political subdivisions	7,399	7.37%
After ten years:
Mortgage-backed securities	22,883	4.66%
States & political subdivisions	59,600	6.60%

Total Debt Securities	$190,265

Investment securities with amortized costs and fair values of $150,152 and $155,959, respectively, at December 31, 2011 and $129,004 and $131,757, respectively, at December 31, 2010, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2011 by contractual maturity are shown in Note 3 to the Consolidated Financial Statements. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Equity securities at December 31, 2011 and 2010 consisted primarily of other financial institutions’ stock.

In 2011 and 2009, the Company recorded other-than-temporary impairment charges of $78 and $787, respectively, related to the Company’s equity investment portfolio containing stock of financial institutions. Prior to these impairment charges, the decline in value of the securities was recorded as unrealized losses on securities available-for-sale and reflected as a reduction in stockholders’ equity through other comprehensive income.

In recent years, United States and global markets, as well as general economic conditions, have been disrupted and volatile. Concerns regarding the financial strength of financial institutions have led to distress in credit markets and issues relating to liquidity among financial institutions. The United States and other governments have taken steps to try to stabilize the financial system, including investing in financial institutions. The Company has not applied for and is not participating in any government sponsored Capital Purchase Programs. Our businesses, financial conditions and results of operations could be adversely affected by (1) continued disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, including the Federal Home Loan Bank, (3) limitations resulting from governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.

A summary of transactions involving available-for-sale debt securities in 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Proceeds from sales	$15,318	$8,897	$25,568
Gross realized gains	145	66	1,029
Gross realized losses	—	4	142

Federal Home Loan Bank Stock Impairment Evaluation

The Company held FHLB stock of $4,953, $6,082 and $6,402 at December 31, 2011, 2010 and 2009, respectively. The Company’s banking subsidiary, Penn Security Bank and Trust Company, is required to maintain certain amounts of stock of the Federal Home Loan Bank of Pittsburgh, or FHLB stock, in order to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. FHLB stock is less liquid than other tradable equity securities and the fair value is equal to cost. No impairment write-downs have been recorded on FHLB stock during 2011, 2010 or 2009.

The FHLB had suspended its stock repurchase and dividend payments during December 2008. A reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities are the main reasons the FHLB cited as significant for the decision to suspend dividends and the repurchase of excess capital stock. Accounting guidance indicates that investors should recognize impairment in FHLB stock if it is determined that it is not probable that the Bank will ultimately recover the par value of its shares. An investor in FHLB stock must determine whether impairment exists based on its long-term performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes and its liquidity. During 2011, the FHLB repurchased $1,129 of capital stock which represented 18.6% of the Bank’s $6,082 investment as of December 31, 2010. Based on current financial information available, management does not believe the FHLB stock is impaired as of December 31, 2011.

LOAN PORTFOLIO

Details regarding the Company’s loan portfolio for the past five years are as follows:

December 31,	2011	2010	2009	2008	2007
Real estate – construction and land development
Residential real estate	$5,064	$7,799	$9,970	$5,191	$7,263
Commercial real estate	20,541	28,345	22,940	16,758	18,595
Residential real estate	276,579	287,502	298,098	256,560	237,594
Commercial real estate	188,334	179,619	171,995	98,968	80,843
Commercial	55,482	36,190	30,743	27,793	24,505
Credit card and related plans	3,242	3,327	3,365	3,272	3,324
Installment and all other loans	59,170	62,441	59,986	28,135	26,542
Obligations of states & political subdivisions	23,110	9,882	6,873	4,471	5,973

Loans, net of unearned income	631,522	615,105	603,970	441,148	404,639
Less: Allowance for loan and lease losses	6,711	6,500	6,300	5,275	4,700

Loans, net	$624,811	$608,605	$597,670	$435,873	$399,939

The following table shows the actual maturity of the loans in specified categories of the Bank’s loan portfolio at December 31, 2011 and the weighted average yields (for tax-exempt loans on a fully taxable basis at 34 percent tax rate).

	Aggregate Value	Weighted Average Yield
Due in one year or less:
Real estate – construction and land development	$2,864	4.88%
Residential real estate	6,339	4.89%
Commercial real estate	17,088	4.33%
Commercial	17,940	3.77%
Installment	5,941	5.02%
Obligations of states & political subdivisions	56	4.92%
After one year through five years:
Real estate – construction and land development	3,807	3.94%
Residential real estate	13,055	5.26%
Commercial real estate	22,698	4.68%
Commercial	26,472	4.59%
Credit card and related plans	3,242	11.48%
Installment	31,652	5.99%
Obligations of states & political subdivisions	3,442	5.51%
After five years:
Real estate – construction and land development	18,934	4.27%
Residential real estate	257,185	5.41%
Commercial real estate	148,548	5.10%
Commercial	11,070	4.56%
Credit card and related plans	—	—
Installment	21,577	4.49%
Obligations of states & political subdivisions	19,612	6.32%

Total Loan Portfolio	$631,522

There were no purchased loans in 2011, 2010 or 2009 other than loan participations with local banks in the Bank’s primary market area. Loan growth in 2011 has been in commercial and industrial loans and loans to local municipalities where management believes there is manageable and acceptable risk. The growth in loans since 2008 was mainly due to the merger of Old Forge Bank.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 78% and 82% of total loans at December 31, 2011 and December 31, 2010, respectively. Recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. The decline ratio on loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

The Company’s loan portfolio is primarily residential and commercial secured mortgage loans in its Northeastern Pennsylvania market area. As of December 31, 2011, approximately 5% of the loan portfolio was comprised of loans to entities located outside our market area.

At December 31, 2011, the loan portfolio was comprised of approximately $280.2 million, or 44.4%, of fixed rate loans and $351.3 million, or 55.6%, of adjustable rate loans.

LOANS

Total net loans increased $16.2 million, or 2.7%, to $624.8 million at December 31, 2011, from $608.6 million at December 31, 2010.

Total net loans increased $10.9 million, or 1.8%, to $608.6 million at December 31, 2010, from $597.7 million at December 31, 2009.

LOAN QUALITY

Our lending activities are guided by a comprehensive lending policy approved by our board of directors. Loans must meet certain criteria relating to the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions. Our non-performing assets and charge-offs are well below industry levels due to the consistent application of our conservative underwriting standards.

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at December 31, 2011. Management uses available information to estimate probable losses on loans, while future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.06% at December 31, 2011 and December 31, 2010.

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	2011	2010	2009	2008	2007
Non-accrual loans:
Residential real estate	$2,006	$1,579	$1,273	$290	$408
Commercial real estate	591	1,385	672	808	249
Commercial loans	477	977	199	201	949
Consumer loans	92	93	195	155	4

Total non-performing loans	$3,166	$4,034	$2,339	$1,454	$1,610

Other real estate owned	1,571	803	405	—	—

Total non-performing assets	$4,737	$4,837	$2,744	$1,454	$1,610

Loans past due 90 days or more and accruing:
Residential real estate	$641	$1,236	$1,415	$793	$57
Commercial real estate	11	—	41	17	—
Guaranteed student loans	113	268	218	203	408
Credit card loans	6	20	9	17	2
Commercial loans	—	100	—	119	—
Consumer loans	3	6	14	4	12

Total loans past due 90 days or more and accruing	$774	$1,630	$1,697	$1,153	$479

Ratios:
Non-performing loans to period end loans	0.50%	0.66%	0.39%	0.33%	0.40%
Total loans past due 90 days or more and accruing to period end loans	0.12%	0.27%	0.28%	0.26%	0.12%
Non-performing assets to period end assets	0.51%	0.53%	0.31%	0.23%	0.28%

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2011, the Company had $6,875 of TERI-guaranteed loans out of a total student loan portfolio of $14,548. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of December 31, 2011, $61 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,166, $4,034 and $2,339 at December 31, 2011, 2010 and 2009, respectively. The 2011 increase in non-accrual residential real estate loans is due to the continued high local unemployment rate, the effects of the slow economy on customers’ ability to repay loans and delays at the county level in acquiring properties through foreclosure. In accordance with management’s focused efforts to proactively address delinquent accounts, the decrease in loans that are 90 days or more and accruing reflects, in part, the decision to place more loans on non-accrual status when there is a likelihood that such loans will proceed to foreclosure. Non-accrual loans decreased to $3,166 at December 31, 2011 from $4,034 at December 31, 2010 due in part to the completion of certain foreclosure actions that increased the level of other real estate owned to $1,571 at December 31, 2011 compared to $803 at December 31, 2010.

Real estate loans of $641 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans in the process of collection.

If interest on non-accrual loans had been accrued, such income would have been $227, $219 and $90 for 2011, 2010 and 2009, respectively. Interest income on non-accrual loans, which is recorded only when received, amounted to $0, $104 and $52 for 2011, 2010 and 2009, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

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

Estimated “low” and “high” allowances for loan and lease loss amounts are derived by accumulating the loss estimates for specific loans and general pools. The actual allowance for loan and lease losses, situated within the estimated low-to-high range, is approved on a quarterly basis by our board of directors.

Please see the discussion of our allowance for loan and lease losses methodology under the heading “Management’s Discussion & Analysis—Provision for Loan and Lease Losses”.

As of December 31, 2011 and 2010, the Company had total impaired loans of $3,534 and $4,493, respectively. Of the total allowance for loan and lease losses, $658 and $1,415 was specifically related to these impaired loans at December 31, 2011 and 2010, respectively.

At December 31, 2009 the Company did not have any loans classified as impaired.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

LOAN LOSS EXPERIENCE

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Years Ended December 31,	2011	2010	2009	2008	2007
Balance at beginning of year	$6,500	$6,300	$5,275	$4,700	$4,200
Charge-offs:
Residential real estate mortgages	1,275	213	161	83	—
Commercial real estate	663	—	188	—	84
Commercial loans	100	1,138	610	—	10
Credit card and related plans	109	97	71	55	66
Installment loans	153	390	270	179	5

Total charge-offs	2,300	1,838	1,300	317	165

Recoveries:
Residential real estate mortgages	58	19	42	—	—
Commercial real estate	18	1	—	—	5
Commercial loans	3	—	—	14	1
Credit card and related plans	6	3	1	16	1
Installment loans	45	16	22	1	1

Total recoveries	130	39	65	31	8

Net charge-offs	2,170	1,799	1,235	286	157

Provision charged to operations	2,381	1,999	2,260	861	657

Balance at End of Year	$6,711	$6,500	$6,300	$5,275	$4,700

Ratio of net charge-offs to average loans outstanding	0.35%	0.30%	0.22%	0.07%	0.04%

The allowance for loan and lease losses at December 31, 2011 was $6,711, or 1.06%, of total loans compared to $6,500, or 1.06%, of total loans at December 31, 2010.

The increase in charge-offs can be attributed to a weak market and high unemployment.

The allowance for loan and lease losses was allocated at the dates indicated as follows:

December 31,	2011		2010		2009		2008		2007
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Residential real estate	$2,855	44%	$753	48%	$1,200	51%	$1,200	59%	$1,200	58%
Commercial real estate and all others	3,087	47	4,024	40	4,000	37	3,275	33	2,900	34
Credit card and related plans	319	1	343	1	350	1	300	1	300	1
Personal installment loans	450	8	1,380	11	750	11	500	7	300	7

Total	$6,711	100%	$6,500	100%	$6,300	100%	$5,275	100%	$4,700	100%

(1) - Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

Our non-performing loans decreased from $4,034, at December 31, 2010, to $3,166 at December 31, 2011. As of December 31, 2011, our non-performing loans were comprised of fifty-seven loans of which thirteen loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. The decrease in the non-performing loans can be attributed, to a large extent, to a large land development credit, which was transferred to OREO in the third quarter of 2011.

Our non-performing loans increased from $2,339 at December 31, 2009, to $4,034 at December 31, 2010. As of December 31, 2009, our non-performing loans were comprised of thirty-six loans of which eleven loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. As of December 31, 2010, our non-performing loans were comprised of forty-six loans of which thirteen loans are in excess of one hundred thousand dollars and the remainder of which are less than one hundred thousand dollars. The increase in the non-performing loans can be attributed to the following factors: (1) the addition of a large land development credit and two commercial loans, (2) the deterioration in the economic conditions both locally and regionally, and (3) the widely depressed housing and real estate construction market.

As of December 31, 2011, the total of the allowance for loan and lease losses was $6,711. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions. As a result of the economic conditions in our market area and the level of non-performing loans, management has previously undertaken the following actions:

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

As a result of the local and national weakness in the residential real estate industry, and to evaluate a potential loan loss, the Bank orders a current appraisal of the collateral securing such loan after it is 90 days delinquent to assess the current loan to value ratio. An appraisal is ordered in the case of commercial loans, if a loan has been downgraded and the current appraisal on file is at least one year old. Both residential and commercial appraisals continue to be discounted appropriately to the current loan to value requirements in the Bank’s loan policy, in view of the weak real estate market.

Other Real Estate Owned

The Bank has eight properties in other real estate owned as of December 31, 2011. Of the eight properties, two are commercial with a carrying value of $1,000; the remaining six properties are residential. As of December 31, 2010 the Bank had five properties in other real estate owned, which represented four relationships. Three of the properties were commercial and two were residential.

As of December 31, 2011, the Bank had initiated foreclosure action on an additional eighteen residential properties with an unpaid principal balance of $2,413.

DEPOSITS

December 31,	2011	2010
Demand – Non-interest bearing	$134,799	$113,391
Demand – Interest bearing	85,111	70,989
Savings	120,269	113,382
Money markets	165,611	144,206
Time – Over $100,000	84,828	85,404
Time – Other	129,900	163,660

Total Deposits	$720,518	$691,032

The maturities of time deposits of $100,000 or more at December 31, 2011 are as follows:

Three months or less	$14,033
Over three months through six months	19,228
Over six months through twelve months	16,615
Over twelve months	34,952

Total	$84,828

The Company is largely relies on its core deposit base of checking and savings accounts to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

In general, as interest rates in the economy change, some deposits migrate towards investments with higher anticipated yields. Historically, the Bank’s core deposits have been stable.

As of December 31, 2011 and 2010, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $21.7 million and $22.1 million, respectively. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. The balance of this funding as of December 31, 2011 and 2010 was $23.2 million and $49.5 million, respectively. The brokered certificates of deposit issued were generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding. As of December 31, 2011, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $23.2 million, or 3.2%, of total deposits, compared to $51.3 million, or 7.4%, at December 31, 2010.

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

The Company offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At December 31, 2011 the Company had $210,816 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $31,670 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $15,848, an overnight Federal funds line of credit of $19,000 with PNC Bank, an overnight Federal funds line of credit of $5,000 with Wells Fargo and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010 are as follows:

	2011	2010
Commitments to extend credit:
Fixed rate	$57,414	$53,011
Variable rate	$114,235	$96,036
Standby letters of credit	$19,054	$15,969

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

In January 2012, the Bank purchased land in Scranton, Pennsylvania to be used for construction of a new branch facility. The Bank has received regulatory approval for the establishment of this new branch office, which is expected to be operational during the fourth quarter of 2012.

CONTRACTUAL OBLIGATIONS

Long-tem debt

The loans from the Federal Home Loan Bank of Pittsburgh are secured by all of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2011 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$29	1.84%	08/28/12	$227
90	3.10%	02/28/13	1,237
430	3.74%	03/13/13	6,293
18	2.66%	08/28/14	550
67	3.44%	03/02/15	2,411
13	3.48%	03/31/15	494
10	3.83%	04/02/18	677
186	4.69%	03/13/23	19,531

Total amortizing			31,420

Non-amortizing loans
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			26,800

Total long-term debt			$58,220

Aggregate maturities of long-term debt at December 31, 2011 are as follows:

December 31,	Principal
2012	$10,823
2013	11,094
2014	4,670
2015	11,135
2016	1,741
Thereafter	18,757

Total	$58,220

Operating leases

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $98 in 2011, $94 in 2010 and $87 in 2009. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2011 are as follows:

	Mount Pocono	Meadow Avenue	ATM Sites	Total
2012	$66	$25	$8	$99
2013	66	25	8	99
2014	66	25	6	97
2015	66	25	—	91
2016 and beyond	28	16	—	44

Total minimum payments required	$292	$116	$22	$430

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties. At December 31, 2011, the Bank has issued standby letters of credit for the accounts of related parties in the amount of $7,239.

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

The Company’s total risk-based capital ratio was 17.03% at December 31, 2011. The Bank’s total risk-based capital ratio was 16.46% at December 31, 2011, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital. Reference should be made to the information about the Company’s regulatory guidelines under the heading “General Notes to Financial Statements—Note 24 Regulatory Matters.”

The following table presents changes in stockholders’ equity of the Company for the periods indicated:

Years Ended December 31,	2011	2010
Balance at beginning of year	$121,922	$117,397
Net income	10,705	11,722
Other comprehensive income	1,877	(1,693)
Cash dividends declared	(5,504)	(5,504)

Total Stockholders’ Equity	$129,000	$121,922

NON-GAAP FINANCIAL MEASURES

Core Earnings Calculation

Certain financial measures for 2011 reported herein exclude the effect of the reversal of a contingent liability recorded in the 2009 Merger. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Non-GAAP Reconciliation Schedule provides a disclosure of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

Certain financial measures for 2009 contained in this Form 10-K exclude costs related to the Company’s acquisition of Old Forge Bank on April 1, 2009.

Merger costs of $1,550 for the year ended December 31, 2009, related to the merger with Old Forge Bank, consist primarily of investment banking costs, system conversion costs, valuation services, legal and accounting fees and severance payments.

The following tables present the reconciliation of non-GAAP financial measures to reported GAAP financial measures.

	Years Ended December 31,
	2011	2010	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$29,938	$31,390	$(1,452)
Non-interest income	12,668	12,152	516
Non-interest expense	(28,777)	(28,453)	(324)
Income tax (provision) benefit	(3,124)	(3,367)	243

Net income	10,705	11,722	(1,017)
Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	(500)	—	(500)

Total adjustments pre-tax	(500)	—	(500)
Income tax provision (benefit)	170	—	170

After tax adjustments to GAAP	(330)	—	(330)

Adjusted “net income from core operations”	$10,375	$11,722	$(1,347)

Adjusted Return on Average Assets	1.11%	1.32%
Adjusted Return on Average Equity	8.22%	9.74%
Adjusted Dividend Payout Ratio	53.00%	46.93%

Return on average equity (ROE) and return on average assets (ROA) for the year ended December 31, 2011 was 8.48% (8.22% excluding the reversal of a contingent liability) and 1.15% (1.11% excluding the reversal of a contingent liability), respectively. ROE was 9.74% and ROA was 1.32% for the same period last year. The dividend payout ratio was 51.38% (53.00% excluding the reversal of a contingent liability) for December 31, 2011, and 46.93% for the same period last year.

	Years Ended December 31,
	2010	2009	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$31,390	$28,311	$3,079
Non-interest income	12,152	10,369	1,783
Non-interest expense	(28,453)	(28,420)	(33)
Income tax (provision) benefit	(3,367)	(1,888)	(1,479)

Net income	11,722	8,372	3,350
Adjustments
Non-interest expense
Merger related costs	—	1,550	(1,550)

Total Adjustments pre-tax	—	1,550	(1,550)
Income tax provision (benefit) (25%1/34% tax rate)	—	381	(381)

After tax adjustments to GAAP	—	1,169	(1,169)

Adjusted net income	$11,722	$9,541	$2,181

Return on Average Assets	1.32%	1.18%
Return on Average Equity	9.74%	9.03%
Dividend Payout Ratio	46.93%	52.66%

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

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

The Company has provided for anticipated loan and lease losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	December 31, 2011	December 31, 2010
Loans, net of unearned income	$631,522	$615,105
Credit fair value adjustment on purchased loans	2,343	3,579

Total adjusted loans	$633,865	$618,684

	December 31, 2011	December 31, 2010
Allowance for loan and lease losses	$6,711	$6,500
Credit fair value adjustment on purchased loans	2,343	3,579

Total adjusted allowance	$9,054	$10,079

Total adjusted allowance to adjusted loans	1.43%	1.63%

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

The Company’s exposure to market risk is reviewed on a regular basis by the Bank’s board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. Management believes the Company’s market risk is reasonable at this time.

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

The Bank has active Asset/Liability and Pricing Committees, which measure the interest rate variances for the impact on its net interest margin, in accordance with Interagency Advisory on interest rate risk management, as well as, monitoring interest rate caps and floors on loans.

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2011

The table below presents States and political subdivisions securities and loans on a fully taxable equivalent basis.

	2012	2013	2014	2015	2016	Thereafter	Non-Rate Sensitive	Total	Fair Value
ASSETS
Fixed interest rate securities:
U.S. Agency obligations	$32,120	$17,018	$15,005	$13,842	$—	$—	$—	$77,985	$77,985
Yield	1.13%	1.20%	1.24%	1.31%	—	—	—	1.20%	—
Mortgage-backed securities	9,710	6,719	5,070	4,187	3,433	9,579	—	38,698	39,899
Yield	3.92%	3.65%	3.52%	3.48%	3.47%	3.53%	—	3.64%	—
State & political subdivisions	10,026	4,915	3,191	3,939	6,491	38,636	—	67,198	67,238
Yield	8.85%	7.54%	7.29%	6.97%	6.76%	6.55%	—	7.04%	—
Corporate Securities	1,004	—	—	—	—	—	—	1,004	1,004
Yield	1.09%	—	—	—	—	—	—	1.09%	—
Variable interest rate securities:
Mortgage-backed securities	5,254	126	—	—	—	—	—	5,380	5,385
Yield	2.29%	1.61%	—	—	—	—	—	2.28%	—
Other	943	—	—	—	—	—	—	943	943
Yield	1.49%	—	—	—	—	—	—	1.49%	—
Fixed interest rate loans:
Real estate mortgages	48,446	40,539	31,646	24,314	16,530	22,506	—	183,981	192,975
Yield	5.89%	5.84%	5.82%	5.79%	5.73%	5.38%	—	5.77%	—
Commercial	15,920	5,501	7,579	8,155	2,462	18,058	—	57,675	61,654
Yield	5.67%	6.26%	5.80%	3.99%	6.16%	6.26%	—	5.71%	—
Consumer and other	13,702	10,212	7,234	4,125	1,366	4,069	—	40,708	41,367
Yield	6.21%	6.26%	5.92%	5.40%	5.24%	5.01%	—	5.94%	—
Variable interest rate loans:
Real estate mortgages	125,104	38,326	30,658	20,567	9,701	4,194	—	228,550	229,862
Yield	4.51%	5.40%	5.04%	5.69%	5.24%	5.12%	—	4.88%	—
Commercial	86,449	3,146	4,965	6,001	7,483	36	—	108,080	106,346
Yield	3.93%	5.59%	5.61%	5.53%	5.84%	5.35%	—	4.31%	—
Consumer and other	12,528	—	—	—	—	—	—	12,528	12,483
Yield	5.61%	—	—	—	—	—	—	5.61%	—
Less: Allowance for loan and lease losses	—	—	—	—	—	6,711	—	6,711	—
Federal Home Loan Bank stock	—	—	—	—	—	—	4,953	4,953	4,953
Yield	—	—	—	—	—	—	—	—	—
Interest bearing balances with banks	21,296	—	—	—	—	—	—	21,296	21,296
Yield	.25%	—	—	—	—	—	—	.25%	—
Bank owned life insurance	15,870	—	—	—	—	—	—	15,870	15,870
Yield	4.73%	—	—	—	—	—	—	4.73%	—
Cash and due from banks	—	—	—	—	—	—	13,184	13,184	13,184
Goodwill	—	—	—	—	—	—	26,398	26,398	—
Other assets	—	—	—	—	—	—	26,954	26,954	—

Total Assets	$398,372	$126,502	$105,348	$85,130	$47,466	$90,367	$71,489	$924,674	$892,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Variable interest rate deposits:
Demand-Interest bearing	$15,847	$—	$—	$—	$—	$69,264	$—	$85,111	$85,111
Yield	.86%	—	—	—	—	.17%	—	.30%	—
Savings	11,702	—	—	—	—	108,567	—	120,269	120,269
Yield	.25%	—	—	—	—	.25%	—	.25%	—
Money markets	165,611	—	—	—	—	—	—	165,611	165,611
Yield	.38%	—	—	—	—	—	—	.38%	—
Fixed interest rate deposits:
Time-Over $100,000	49,876	14,832	9,676	2,771	6,862	811	—	84,828	86,185
Yield	1.54%	1.61%	1.65%	2.62%	2.25%	3.13%	—	1.67%	—
Time-Other	81,980	15,561	10,416	5,588	8,529	7,826	—	129,900	131,978
Yield	.79%	1.55%	2.16%	2.66%	2.24%	2.51%	—	1.27%	—
Demand-Non-interest bearing	—	—	—	—	—	—	134,799	134,799	134,799
Repurchase agreements	9,981	—	—	—	—	—	—	9,981	9,981
Yield	.35%	—	—	—	—	—	—	.35%	—
Long-term borrowings	11,318	10,693	4,699	11,074	1,758	18,678	—	58,220	62,125
Yield	3.63%	3.65%	3.59%	3.10%	4.63%	3.87%	—	3.64%	—
Other liabilities	—	—	—	—	—	—	6,955	6,955	—
Stockholders’ equity	—	—	—	—	—	—	129,000	129,000	—

Total Liabilities and Stockholders’ Equity	$346,315	$41,086	$24,791	$19,433	$17,149	$205,146	$270,754	$924,674	$796,059

Excess of assets (liabilities) Subject to interest rate change	$52,057	$85,416	$80,557	$65,697	$30,317	$(114,779)	$(199,265)	$—

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(in thousands, except per share amounts)

Consolidated Balance Sheets

December 31,	2011	2010
Cash and due from banks	$13,184	$11,585
Interest bearing balances with banks	21,296	2,634

Cash and Cash Equivalents	34,480	14,219
Investment securities:
Available-for-sale, at fair value	167,486	173,297
Held-to-maturity (fair value of $24,969 and $45,218, respectively)	23,722	43,747

Total Investment Securities	191,208	217,044
Loans, net of unearned income	631,522	615,105
Less: Allowance for loan and lease losses	6,711	6,500

Loans, Net	624,811	608,605
Bank premises and equipment	13,095	13,406
Other real estate owned	1,571	803
Accrued interest receivable	3,252	3,809
Goodwill	26,398	26,398
Bank owned life insurance	15,870	15,380
Federal Home Loan Bank stock	4,953	6,082
Other assets	9,036	10,341

Total Assets	$924,674	$916,087

Deposits:
Non-interest bearing	$134,799	$113,391
Interest bearing	585,719	577,641

Total Deposits	720,518	691,032
Other borrowed funds:
Securities sold under agreements to repurchase	9,981	19,394
Short-term borrowings	—	8,688
Long-term borrowings	58,220	68,835
Accrued interest payable	1,010	1,128
Other liabilities	5,945	5,088

Total Liabilities	795,674	794,165

Common stock; $.01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	79,505	74,304
Accumulated other comprehensive income	597	(1,280)

Total Stockholders’ Equity	129,000	121,922

Total Liabilities and Stockholders’ Equity	$924,674	$916,087

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

Years Ended December 31,	2011	2010	2009
Interest and fees on loans	$33,585	$34,633	$32,399
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	2,724	2,855	3,306
States & political subdivisions	3,273	4,197	4,395
Other securities	64	51	39
Interest on Federal funds sold	2	—	—
Interest on balances with banks	10	9	12

Total Interest Income	39,658	41,745	40,151

Interest on time deposits of $100,000 or more	1,436	2,173	1,726
Interest on other deposits	3,522	3,455	4,815
Interest on other borrowed funds	2,381	2,728	3,039

Total Interest Expense	7,339	8,356	9,580

Net Interest Income	32,319	33,389	30,571
Provision for loan and lease losses	2,381	1,999	2,260

Net Interest Income After Provision for Loan and Lease Losses	29,938	31,390	28,311

Trust department income	1,563	1,493	1,392
Service charges on deposit accounts	2,047	2,163	1,939
Merchant transaction income	4,670	4,521	4,379
Brokerage fee income	253	340	348
Cardholder discounts	916	799	665
Other fee income	786	771	727
Bank-owned life insurance	490	538	470
Gain on sale of mortgage loans	474	682	356
Other operating income	881	287	7
Impairment losses on investment securities	(78)	—	(787)
Realized gains on securities, net	666	558	873

Total Non-Interest Income	12,668	12,152	10,369

Salaries and employee benefits	13,687	13,081	12,551
Expense of premises and equipment, net	3,561	3,547	3,246
Merchant transaction expenses	3,166	3,139	3,085
Merger related costs	—	—	1,550
FDIC insurance assessments	450	1,150	968
Legal and professional expenses	678	694	442
Advertising expense	494	605	409
Bank shares tax	862	805	1,039
Outside services	820	781	615
Director fees	530	550	568
Other operating expenses	4,529	4,101	3,947

Total Non-Interest Expenses	28,777	28,453	28,420

Income before income taxes	13,829	15,089	10,260
Applicable income taxes	3,124	3,367	1,888

Net Income	$10,705	$11,722	$8,372

Earnings Per Share	$3.27	$3.58	$2.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2008	$21	$10,819	$64,745	$(1,943)	$73,642
Fair value of consideration exchanged in merger	12	38,046	—	—	38,058
Comprehensive income:
Net income, 2009	—	—	8,372	—	8,372
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,069	2,069
Unrealized gains on employee benefit plans, net	—	—		287	287

Other comprehensive income				2,356	2,356

Comprehensive income					10,728
Cash dividends declared ($1.68 per share)	—	—	(5,031)	—	(5,031)

Balance, December 31, 2009	33	48,865	68,086	413	117,397
Comprehensive income:
Net income, 2010	—	—	11,722	—	11,722
Other comprehensive income, net of tax
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(1,195)	(1,195)
Unrealized losses on employee benefit plans, net	– —	—		(498)	(498)

Other comprehensive income				(1,693)	(1,693)

Comprehensive income					10,029
Cash dividends declared ($1.68 per share)	—	—	(5,504)	—	(5,504)

Balance, December 31, 2010	33	48,865	74,304	(1,280)	121,922
Comprehensive income:
Net income, 2011	—	—	10,705	—	10,705
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	—	—	—	2,827	2,827
Unrealized losses on employee benefit plans, net	—	—		(950)	(950)

Other comprehensive income				1,877	1,877

Comprehensive income					12,582
Cash dividends declared ($1.68 per share)	—	—	(5,504)	—	(5,504)

Balance, December 31, 2011	$33	$48,865	$79,505	$597	$129,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2011	2010	2009
Net income	$10,705	$11,722	$8,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,050	1,088	997
Provision for loan and lease losses	2,381	1,999	2,260
Deferred income tax provision	307	737	60
Amortization of securities (net of accretion)	494	464	486
Accretion of purchase accounting fair value adjustment (net of amortization)	(649)	(913)	(1,075)
Increase in cash surrender value of life insurance	(490)	(538)	(469)
Other-than-temporary impairment loss	78	—	787
Net realized gains on securities	(666)	(558)	(873)
Loss (gain) on other real estate	262	(12)	25
Decrease in interest receivable	557	508	206
Decrease (increase) in other assets	2	(570)	(122)
(Decrease) increase in income taxes payable	(756)	788	(469)
Decrease in interest payable	(118)	(189)	(140)
(Decrease) increase in other liabilities	(349)	11	493

Net cash provided by operating activities	12,808	14,537	10,538

Purchase of investment securities available-for-sale	(28,312)	(54,587)	(63,292)
Purchase of investment securities to be held-to-maturity	—	(12,732)	—
Proceeds from sales and maturities of investment securities available-for-sale	34,338	24,542	34,792
Proceeds from repayments of investment securities available-for-sale	4,305	4,205	3,891
Proceeds from repayments of investment securities to be held-to-maturity	19,883	15,741	15,438
Net loans originated	(19,420)	(13,059)	(4,626)
Proceeds from other real estate	1,141	827	538
Purchase of life insurance contract	—	(450)	—
Investment in premises and equipment	(739)	(2,098)	(1,426)
Proceeds from FHLB share buyback	1,129	320	—
Net cash paid in merger	—	—	(12,645)

Net cash provided (used) by investing activities	12,325	(37,291)	(27,330)

Net increase in demand and savings deposits	63,822	2,453	38,274
Net (decrease) increase in time deposits	(34,474)	43,425	4,955
(Decrease) increase in repurchase agreements	(9,413)	1,226	(10,987)
Net (decrease) increase in short-term borrowings	(8,688)	(18,742)	(1,774)
Increase in long-term borrowings	—	12,800	8,000
Payments on long-term borrowings	(10,615)	(12,059)	(12,626)
Cash dividends paid	(5,504)	(5,504)	(5,031)

Net cash (used) provided by financing activities	(4,872)	23,599	20,811

Net increase in cash and cash equivalents	20,261	845	4,019
Cash and cash equivalents at January 1	14,219	13,374	9,355

Cash and cash equivalents at December 31	$34,480	$14,219	$13,374

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

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5. The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. The Merger was effected by payment of $17.4 in cash and the issuance of 1,128,079 shares of Company common stock to former Old Forge Bank shareholders. Each share of Old Forge Bank common stock that was exchange for stock consideration was exchanged for 2.9012 shares of Company common stock, with any fractional shares as a result of the exchange paid to Old Forge Bank shareholders in cash based on $35.255 per share of Company stock. The operations of OFB prior to April 1, 2009 are not included in the accompanying consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 establishes new guidance related to the revenue recognition in situations with multiple-element arrangements. The new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The accounting guidance became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new fair value measurement disclosures about transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements (purchases, sales, issuances, and settlements on a gross basis). ASU 2010-06 also clarifies existing disclosures about the level of disaggregation and about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for the Company January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for the Company January 1, 2011. The adoption of this standard expanded existing disclosures but did not impact the Company’s financial position, results of operation and cash flows.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period were effective for the Company for the year ended December 31, 2010. The disclosures about activity that occurs during a reporting period were effective for the Company for the year beginning January 1, 2011. The adoption of this guidance significantly expanded the existing disclosure requirements but did not have an impact on the Company’s financial position, results of operation and cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 were effective for the Company’s reporting period ending March 31, 2011. As of December 31, 2011, the Company had no operating units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of ASU 2010-28 did not have a material impact on the Company’s financial position, results of operation and cash flows.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU does not change the basic concept that a loan modification constitutes a troubled debt restructuring (TDR) if both of the following conditions are met: (a) the lender has granted a concession and (b) the borrower is experiencing financial difficulties. However, ASU 2011-02 provides clarifying guidance around various issues where the FASB believed there to be diversity in practice. This guidance was effective for periods beginning in the quarter ended September 30, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU amends FASB guidance relating to repurchase agreements. The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Instead, the amendments focus the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amended guidance is effective for transactions or modifications of existing transactions that occur in interim and annual periods beginning on or after December 15, 2011. These amendments are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU updates accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. The guidance will primarily impact the Company’s disclosures, but otherwise is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new accounting guidance relates to the presentation of comprehensive income eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will only impact the presentation of other comprehensive income in the financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The FASB issued this guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The ASU indefinitely defers the requirement in ASU No. 2011-05 to present items that are reclassified from other comprehensive income (OCI) to net income in the statement(s) where the components of net income and the components of OCI are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will only impact the presentation of other comprehensive income in the financial statements.

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

LOANS AND PROVISION (ALLOWANCE) FOR LOAN AND LEASE LOSSES

Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan and lease losses. Interest is accrued daily on the outstanding balances.

Loans are generally placed on non-accrual status when principal or interest is past due 90 days or when payment in full is not anticipated. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when past due interest is collected and the collection of principal is probable.

The allowance for loan and lease losses is based on past loan loss experience, management’s evaluation of the potential loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, deserve current recognition in estimating loan and lease losses. The provision for loan and lease losses charged to operating expense is that amount which is sufficient to bring the balance of the allowance for loan and lease losses to an adequate level to absorb probable losses.

The Bank follows its systematic methodology in accordance with the FFIEC Interagency Policy Statements, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and subjectivity to economic factors and are then collectively evaluated for impairment with others utilizing standard criteria. Consideration is given to current local economic conditions which the Company classified as recessionary throughout the periods covered by these financial statements.

Our historical analysis of loss factors, which utilizes a rolling twenty quarters, was refined in the third quarter of 2010 to assign greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances. This change in our methodology is designed to better address deterioration in local economic conditions. The Bank’s loan portfolio is concentrated in real estate with approximately 80% of the portfolio secured by residential or commercial real estate, located mainly in the counties in which the Bank operates and, therefore, the Bank also took into account the decline in real estate sales and new construction in our market area and the drop in real estate values within the market area.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets. Maintenance and repairs are charged to current expense as incurred.

LOAN SERVICING

The Company generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset within other assets and is being amortized in proportion to and over the period of estimated net servicing income.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2011, 2010 and 2009, amounted to $494, $605 and $409, respectively.

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

Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2008.

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

STOCK APPRECIATION RIGHTS EXPENSE

The compensation expense recognized for the Company’s stock appreciation rights (SARs) is recorded over the vesting period (five years). The fair value of the SARs is estimated using a Black-Scholes option-pricing model. Reference should be made to the information about the Company’s benefit plans under the heading “General Notes to Financial Statements — Note 17 Benefit Plans”.

CASH FLOWS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, due from banks, interest bearing balances with banks and Federal funds sold for a one-day period.

The Company paid interest and income taxes during the years ended December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009
Income taxes paid	$2,315	$2,600	$1,699
Interest paid	$7,457	$8,545	$9,720

Non-cash transactions during the years ended December 31, 2011, 2010 and 2009, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $1,647, $1,099 and $927, respectively.

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

EARNINGS PER SHARE

Basic earnings per share are computed on the weighted average number of common shares outstanding. For the years ended December 31, 2011, 2010 and 2009, the weighted average number of common shares outstanding was 3,276,079, 3,276,079, and 2,994,059, respectively. A calculation of diluted earnings per share is not applicable to the Company, as there is no current expectation that additional common shares will be issued to fund employee benefit plans or incentive compensation awards.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,	2011	2010
Cash items in process of collection	$6,878	$5,339
Non-interest bearing balances	394	719
Cash on hand	5,912	5,527

Total	$13,184	$11,585

The Company may, from time to time, maintain bank balances with other financial institutions in excess of FDIC insured amounts. Management is not aware of any evidence that would indicate that such deposits are at risk.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2011 and 2010 are as follows:

Available-for-Sale

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,150	$847	$12	$77,985
Mortgage-backed securities	21,270	896	—	22,166
States & political subdivisions	61,405	3,987	4	65,388
Corporate securities	1,002	2	—	1,004

Total Debt Securities	160,827	5,732	16	166,543
Equity securities	709	288	54	943

Total Available-for-Sale	$161,536	$6,020	$70	$167,486

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$78,993	$620	$319	$79,294
Mortgage-backed securities	25,686	709	25	26,370
States & political subdivisions	62,381	839	662	62,558
Corporate securities	4,077	13	—	4,090

Total Debt Securities	171,137	2,181	1,006	172,312
Equity securities	494	540	49	985

Total Available-for-Sale	$171,631	$2,721	$1,055	$173,297

Held-to-Maturity

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$21,912	$1,207	$—	$23,119
States & political subdivisions	1,810	40	—	1,850

Total Held-to-Maturity	$23,722	$1,247	$—	$24,969

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$28,877	$1,161	$24	$30,014
States & political subdivisions	14,870	334	—	15,204

Total Held-to-Maturity	$43,747	$1,495	$24	$45,218

Equity securities at December 31, 2011 and 2010 consisted primarily of other financial institutions’ stock.

A summary of transactions involving available-for-sale debt securities in 2011, 2010 and 2009 are as follows:

December 31,	2011	2010	2009
Proceeds from sales	$15,318	$8,897	$25,568
Gross realized gains	145	66	1,029
Gross realized losses	—	4	142

Investment securities with amortized costs and fair values of $150,152 and $155,959, respectively, at December 31, 2011 and $129,004 and $131,757, respectively, at December 31, 2010, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2011 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2011	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less:
U.S. Agency securities	$12,030	$12,163	$—	$—
Corporate securities	1,002	1,004	—	—
After one year through five years:
U.S. Agency securities	65,120	65,822	—	—
States & political subdivisions	194	199	—	—
After five years through ten years:
States & political subdivisions	5,472	5,589	1,810	1,850
After ten years:
States & political subdivisions	55,739	59,600	—	—

Subtotal	139,557	144,377	1,810	1,850
Mortgage-backed securities	21,270	22,166	21,912	23,119

Total Debt Securities	$160,827	$166,543	$23,722	$24,969

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010 are as follows:

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$13,001	$12	$—	$—	$13,001	$12
States & political subdivisions	489	4	—	—	489	4
Equities	136	29	100	25	236	54

Total	$13,626	$45	$100	$25	$13,726	$70

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$28,662	$319	$—	$—	$28,662	$319
Mortgage-backed securities	25,554	49	—	—	25,554	49
States & political subdivisions	23,627	582	721	80	24,348	662
Equities	236	49	—	—	236	49

Total	$78,079	$999	$721	$80	$78,800	$1,079

The table at December 31, 2011, includes ten securities that have unrealized losses for less than twelve months and five securities that have been in an unrealized loss position for twelve or more months. The table at December 31, 2010, includes fifty-one securities that have unrealized losses for less than twelve months and two securities that have been in an unrealized loss position for twelve or more months

In 2011 and 2009, the Company recorded other-than-temporary impairment charges of $78 and $787, respectively, related to the Company’s equity investment portfolio containing stock of financial institutions. Prior to these impairment charges, the decline in value of the securities was recorded as unrealized losses on securities available-for-sale and reflected as a reduction in stockholders’ equity through other comprehensive income. The Company did not record any other-than-temporary impairment charges in 2010.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

NOTE 4 — LOANS

Major classifications of loans are as follows:

December 31,	2011	2010
Loans secured by real estate:
Construction and land development
Residential real estate	$5,064	$7,799
Commercial real estate	20,541	28,345
Secured by 1-4 family residential properties:
Revolving, open-end loans	30,897	33,102
Secured by first liens	214,198	225,105
Secured by junior liens	21,858	21,233
Secured by multi-family properties	9,626	8,062
Secured by non-farm, non-residential properties	188,334	179,619
Commercial and industrial loans to U.S. addressees	55,482	36,190
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,242	3,327
Other (installment and student loans, etc.)	49,574	52,536
Obligations of states & political subdivisions	23,110	9,882
All other loans	9,596	9,906

Gross Loans	631,522	615,106
Less: Unearned income on loans	—	1

Loans, net of unearned income	$631,522	$615,105

Loans on which the accrual of interest has been discontinued or reduced amounted to $3,166, $4,034 and $2,339 at December 31, 2011, 2010 and 2009, respectively. If interest on those loans had been accrued, such income would have been $227, $219 and $90 for 2011, 2010 and 2009, respectively. Interest income on those loans, which is recorded only when received, amounted to $0, $104 and $52 for 2011, 2010 and 2009, respectively. Also, at December 31, 2011 and 2010, the Bank had loans totaling $774 and $1,630, respectively, which were past due 90 days or more and still accruing interest.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$23	$—	$477	$500	$87,688	$88,188	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	20,541	20,541	—
Commercial real estate - other	331	—	602	933	187,401	188,334	11
Consumer:
Consumer - credit card	34	11	6	51	3,191	3,242	6
Consumer - other	28	—	10	38	6,825	6,863	—
Consumer - auto	156	5	24	185	29,889	30,074	3
Student loans - TERI	14	62	61	137	6,117	6,254	—
Student loans - other	243	103	113	459	5,924	6,383	113
Residential:
Residential - prime	2,429	1,155	2,647	6,231	275,412	281,643	641

Total	$3,258	$1,336	$3,940	$8,534	$622,988	$631,522	$774

Age Analysis of Past Due Loans

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$90	$—	$1,077	$1,167	$54,811	$55,978	$100
Commercial real estate:
Commercial real estate - construction	—	516	1,040	1,556	26,789	28,345	—
Commercial real estate - other	229	102	345	676	178,943	179,619	—
Consumer:
Consumer - credit card	—	36	20	56	3,271	3,327	20
Consumer - other	—	9	5	14	5,914	5,928	—
Consumer - auto	261	18	34	313	29,801	30,114	6
Student loans - TERI	21	89	60	170	7,233	7,403	—
Student loans - other	150	21	268	439	8,651	9,090	268
Residential:
Residential - prime	2,204	985	2,815	6,004	289,297	295,301	1,236

Total	$2,955	$1,776	$5,664	$10,395	$604,710	$615,105	$1,630

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

Credit Quality Indicators as of December 31, 2011

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$84,431	$18,036	$172,072
Criticized	2,790	2,505	7,811
Substandard	967	—	8,451

Total	$88,188	$20,541	$188,334

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$278,996	$3,236	$6,853	$30,050	$6,193	$6,270
Non-performing	2,647	6	10	24	61	113

Total	$281,643	$3,242	$6,863	$30,074	$6,254	$6,383

Credit Quality Indicators as of December 31, 2010

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$54,189	$25,860	$160,583
Criticized	896	1,436	10,416
Substandard	893	1,049	8,620

Total	$55,978	$28,345	$179,619

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$292,486	$3,307	$5,923	$30,080	$7,343	$8,822
Non-performing	2,815	20	5	34	60	268

Total	$295,301	$3,327	$5,928	$30,114	$7,403	$9,090

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

Impaired Loans

For the Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$591	$591	$—	$390	$—
Commercial	—	—	—	—	—
Consumer - TERI	61	61	—	65	—
Consumer - other	10	10	—	10	—
Consumer - auto	21	21	—	32	—
Residential real estate	806	806	—	1,081	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	—	—	—	—	—
Commercial	845	845	443	1,000	28
Residential real estate	1,200	1,200	215	1,057	—

Total:	$3,534	$3,534	$658	$3,635	$28

Commercial real estate	$591	$591	$—	$390	$—
Commercial	$845	$845	$443	$1,000	$28
Consumer	$92	$92	$—	$107	$—
Residential real estate	$2,006	$2,006	$215	$2,138	$—

Impaired Loans

For the Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$195	$195	$—	$195	$—
Commercial	—	—	—	—	—
Consumer - TERI	60	60	—	100	—
Consumer - other	5	5	—	67	—
Consumer - auto	28	28	—	30	—
Residential real estate	467	467	—	500	—
With an allowance recorded:
Commercial real estate - construction	1,040	1,040	200	1,300	—
Commercial real estate - other	150	150	25	155	—
Commercial	1,178	1,178	921	427	17
Residential real estate	1,370	1,370	269	700	14

Total:	$4,493	$4,493	$1,415	$3,474	$31

Commercial real estate	$1,385	$1,385	$225	$1,650	$—
Commercial	$1,178	$1,178	$921	$427	$17
Consumer	$93	$93	$—	$197	$—
Residential real estate	$1,837	$1,837	$269	$1,200	$14

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

December 31,	2011	2010
Commercial	$477	$977
Commercial real estate:
Commercial real estate construction	—	1,040
Commercial real estate – other	591	345
Consumer:
Student loans – TERI	61	60
Student loans – other	—	—
Consumer – other	10	5
Consumer – auto	21	28
Residential:
Residential real estate	2,006	1,579

Total	$3,166	$4,034

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(100)	(663)	(153)	(1,275)	(109)	—	(2,300)
Recoveries	3	18	45	58	6	—	130
Provision	(1,067)	872	(822)	3,319	79	—	2,381

Ending balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Ending balance: Individually evaluated for impairment	443	—	—	215	—	—	658

Ending balance: Collectively evaluated for impairment	$350	$2,294	$450	$2,640	$319	$—	$6,053

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$88,188	$208,875	$49,574	$281,643	$3,242	$—	$631,522

Ending balance: Individually evaluated for impairment	845	591	92	2,006	—	—	3,534

Ending balance: Collectively evaluated for impairment	$87,343	$208,284	$49,482	$279,637	$3,242	$—	$627,988

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2010 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Ending balance	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Ending balance: Individually evaluated for impairment	921	225	—	269	—	—	1,415

Ending balance: collectively evaluated for impairment	$1,036	$1,842	$1,380	$484	$343	$—	$5,085

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$55,978	$207,964	$52,535	$295,301	$3,327	$—	$615,105

Ending balance: Individually evaluated for impairment	1,178	1,385	93	1,837	—	—	4,493

Ending balance: collectively evaluated for impairment	$54,800	$206,579	$52,442	$293,464	$3,327	$—	$610,612

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of December 31, 2011 and December 31, 2010; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$368

There were no troubled debt restructurings that subsequently defaulted during the year ended December 31, 2011.

Modification

December 31, 2010

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$401

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, and which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The Company’s allowance for loan and lease loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan and lease losses is designed to account for credit deterioration as it occurs. The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan and lease losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

Changes in the allowance for loan and lease losses are as follows:

Years Ended December 31,	2011	2010	2009
Balance at beginning of year	$6,500	$6,300	$5,275

Charge-offs:
Residential real estate mortgages	1,275	213	161
Commercial real estate	663	584	188
Commercial loans	100	554	610
Credit card and related plans	109	97	71
Installment loans	153	390	270

Total charge-offs	2,300	1,838	1,300

Recoveries:
Residential real estate mortgages	58	19	42
Commercial real estate	18	1	—
Commercial loans	3	—	—
Credit card and related plans	6	3	1
Installment loans	45	16	22

Total recoveries	130	39	65

Net charge-offs	2,170	1,799	1,235

Provision charged to operations	2,381	1,999	2,260

Balance at End of Year	$6,711	$6,500	$6,300

Ratio of net charge-offs to average loans outstanding	0.35%	0.30%	0.22%

A comparison of the provision for loan and lease losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,	Book Provision	Tax Deduction
2011	$2,381	$1,999
2010	$1,999	$1,685
2009	$2,260	$1,178

The balance of the reserve for bad debts as reported for Federal income tax purposes was $229, $400 and $514 at December 31, 2011, 2010 and 2009, respectively.

NOTE 6 — LOAN SERVICING

The Company generally retains the right to service mortgage loans sold to third parties. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset within other assets and is amortized in proportion to and over the period of estimated net servicing income.

The Company services $91,698 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $374 and $425 at December 31, 2011 and 2010, respectively. The balance of the servicing rights was $388 and $293 at December 31, 2011 and 2010, respectively, net of amortization.

The Company has recorded new mortgage servicing rights of $187 and $193 at December 31, 2011 and 2010, respectively. Amortization expense of $92 and $63 was recorded for the years ended December 31, 2011 and 2010, respectively.

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

There was no allowance for impairment recorded at December 31, 2011 or 2010.

NOTE 7 — BANK PREMISES AND EQUIPMENT

December 31,	2011	2010
Land	$3,581	$3,481
Buildings and improvements	19,309	18,897
Furniture and equipment	17,385	17,158

	40,275	39,536
Less: Accumulated depreciation	27,180	26,130

Net Bank Premises and Equipment	$13,095	$13,406

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $1,050 in 2011, $1,088 in 2010 and $997 in 2009.

Occupancy expenses were reduced by rental income received in the amount of $108, $187 and $196 in the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8 — OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned was $1,571 and $803 as of December 31, 2011 and 2010, respectively.

NOTE 9 — INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

Year	Percent of voting stock owned	Total investment and loan	Equity in underlying net assets at balance sheet date	Amount of dividends	Bank’s proportionate part of loss for the period
2011	100%	$3,250	$3,234	None	$—
2010	100%	$3,250	$3,234	None	$—
2009	100%	$3,250	$3,234	None	$—

NOTE 10 — GOODWILL

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions, as well as other factors, could result in goodwill impairment in future periods. Management has determined that the carrying value of Goodwill was not impaired at December 31, 2011 or December 31, 2010.

NOTE 11 — CASH SURRENDER VALUE OF LIFE INSURANCE

The Company has purchased bank-owned life insurance (BOLI) policies on certain officers. The value of such policies totaled $15,870 and $15,380 at December 31, 2011 and 2010, respectively.

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

NOTE 12 — FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment in order for the Company to participate in a FHLB line of credit program. The Company held FHLB stock of $4,953, $6,082 and $6,402 at December 31, 2011, 2010 and 2009, respectively. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. The FHLB suspended its stock repurchase and dividend payments during December 2008. During 2011, the FHLB repurchased $1,129 of capital stock which represented 18.6% of the Bank’s $6,082 investment. Based on current financial information available, management does not believe the FHLB stock value is impaired as of December 31, 2011.

NOTE 13 — OTHER INTANGIBLE ASSETS

Intangible assets include the premium assigned to the core deposit relationships acquired in the Merger. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

2012	$267
2013	230
2014	194
2015	157
2016	120
Thereafter	138

Total	$1,106

NOTE 14 — DEPOSITS

December 31,	2011	2010
Demand – Non-interest bearing	$134,799	$113,391
Demand – Interest bearing	85,111	70,989
Savings	120,269	113,382
Money markets	165,611	144,206
Time – Over $100,000	84,828	85,404
Time – Other	129,900	163,660

Total Deposits	$720,518	$691,032

Scheduled maturities of time deposits are as follows:

2012	$131,841
2013	30,393
2014	20,092
2015	8,359
2016	15,390
Thereafter	8,653

Total	$214,728

NOTE 15 — OTHER BORROWED FUNDS

At December 31, 2011 and 2010, other borrowed funds consisted of demand notes to the U.S. Treasury, Federal Reserve Bank overnight borrowings, Federal Home Loan Bank overnight borrowings and repurchase agreements.

Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs and fair values of $22,792 and $24,003, respectively, at December 31, 2011 and $24,182 and $25,422, respectively, at December 31, 2010, were pledged to secure repurchase agreements.

Year Ended December 31,	2011	2010
Amount outstanding at year end	$9,981	$28,082
Average interest rate at year end	0.10%	0.39%
Maximum amount outstanding at any month end	$29,184	$52,177
Average amount outstanding	$20,845	$33,337
Weighted average interest rate during the year
Federal funds purchased	—	0.56%
Federal Home Loan Bank borrowings	0.69%	0.56%
Securities sold under agreements to repurchase	0.40%	0.75%
Demand notes to U.S. Treasury	—	—

The Company has an available credit facility with the Federal Reserve Bank of Philadelphia in the amount of $15,848, secured by pledged securities with amortized costs and fair values of $15,751 and $16,479, respectively, at December 31, 2011 and $34,571 and $35,346, respectively, at December 31, 2010 and with interest rates of .75% at December 31, 2011 and .75% at December 31, 2010. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2011 and 2010.

The Company has a $31,670 Borrower in Custody (BIC) line of credit with the Federal Reserve Bank of Philadelphia, secured by commercial loans with an outstanding principal of $43,037 and a collateral value of $31,670 at December 31, 2011. There was no outstanding balance as of December 31, 2011 and 2010.

The Company has the availability of a $5,000 overnight Federal funds line of credit with Atlantic Central Bankers Bank, as well as, a $5,000 overnight Federal funds line of credit with Wells Fargo Bank, National Association and a $19,000 overnight Federal funds line with PNC Bank, National Association. There was no balance outstanding under any of these lines as of December 31, 2011 and 2010.

The Company maintains a collateralized maximum borrowing capacity of $269,036 with the Federal Home Loan Bank of Pittsburgh. There was a balance of $58,220 outstanding as of December 31, 2011.

NOTE 16 — LONG-TERM DEBT

The loans from the Federal Home Loan Bank of Pittsburgh are secured by all of the Company’s assets. The Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2011 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$29	1.84%	08/28/12	$227
90	3.10%	02/28/13	1,237
430	3.74%	03/13/13	6,293
18	2.66%	08/28/14	550
67	3.44%	03/02/15	2,411
13	3.48%	03/31/15	494
10	3.83%	04/02/18	677
186	4.69%	03/13/23	19,531

Total amortizing			31,420

Non-amortizing loans
	3.27%	02/29/12	2,000
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			26,800

Total long-term debt			$58,220

Aggregate maturities of long-term debt at December 31, 2011 are as follows:

December 31,	Principal
2012	$10,823
2013	11,094
2014	4,670
2015	11,135
2016	1,741
Thereafter	18,757

Total	$58,220

NOTE 17 — BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, unfunded supplemental executive defined benefit and defined contribution plans, a Postretirement Life Insurance Plan, a Stock Appreciation Rights Plan (SAR), and a Long-Term Incentive Plan.

Under the ESOP, amounts voted by our board of directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

At December 31, 2011 and 2010, the ESOP held 76,313 and 75,555 shares, respectively, of the Company’s stock, all of which were acquired as described above and allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company’s stock. The Company contributed $0, $90 and $90 to the ESOP plan during the years ended December 31, 2011, 2010 and 2009, respectively.

Under the Retirement Profit Sharing Plan, amounts approved by the board of directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Effective July 1, 2008, the Retirement Profit Sharing Plan became a 401(k) Deferred Compensation and Profit Sharing Plan for eligible employees. Eligible employees may elect deferrals of up to the maximum amounts permitted by law. The Bank’s contributions included a Safe Harbor contribution of $284, $278 and $209, during the years ended December 31, 2011, 2010 and 2009, respectively, and a discretionary match of $209, $207 and $204 during the years ended December 31, 2011, 2010 and 2009, respectively, equal to one-half of employee deferrals, up to a maximum match of 3%.

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

The Company granted 10,000 SAR’s to an executive on January 3, 2006 at a strike price of $43.00 per share. The rights were fully vested as of January 2, 2011 and are expected to be settled in cash when exercised. The current assumptions in calculating the vesting rights fair value used an expected volatility of 20.59%, expected annual dividend yield of 4.48%, a risk-free interest rate of 0.83%, and an expected term of 1.50 years. The Company also granted 8,500 SAR’s to an executive on February 29, 2008 at a strike price of $37.50 per share. The rights vest on a straight-line basis over a five year period and are expected to be settled in cash when exercised. The grant date fair value was computed assuming expected volatility of 22.21%, expected annual dividend yield of 4.00%, a risk-free interest rate of 3.53%, and expected term of 7.50 years. The Company calculates the value of the vested rights using the Black-Scholes method and has recorded an expense of $(2) in 2011 and $24 in 2010.

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

The 2008 plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There were awards of restricted stock units in the amount of $55 during 2011 and $75 during 2009, which have been funded by the purchase of common shares on the open market. There were no awards made during 2010.

Obligations and funded status of the plans:

	$12,995	$12,995	$12,995	$12,995
	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, beginning	$12,995	$12,137	$375	$354
Service cost	—	—	7	6
Interest cost	700	709	23	20
Amendments	—	—	—	—
Change in experience	33	—	51	—
Change in assumptions	1,316	802	42	11
Actuarial (gain) loss	—	20	2	2
Benefits paid	(594)	(673)	(21)	(18)

Benefit obligation, ending	14,450	12,995	479	375

Change in plan assets:
Fair value of plan assets, beginning	10,923	10,685	—	—
Actual return on plan assets	697	911	—	—
Employer contributions	—	—	—	—
Benefits paid	(594)	(673)	—	—

Fair value of plan assets, ending	11,026	10,923	—	—

Funded status at end of year	$(3,424)	$(2,072)	$(479)	$(375)

Amounts recognized in the balance sheet consist of:

	$12,995	$12,995	$12,995	$12,995
	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Non Current Assets	$1,164	$704	$—	$—
Non Current Liabilities	$3,424	$2,072	$479	$375

Amounts recognized in the accumulated other comprehensive income consist of:

	$12,995	$12,995	$12,995	$12,995
	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Prior service costs	$—	$—	$1	$7
Net actuarial loss (gain)	1,351	3,579	87	19
Deferred taxes	(459)	(1,217)	(30)	(9)

Net amount recognized	$892	$2,362	$58	$17

The accumulated benefit obligation for all defined benefit pension plans was $14,450 and $12,995 at December 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2011	2010
Projected benefit obligation	$5	$5
Accumulated benefit obligation	5	5
Fair value of plan assets	—	—

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

	$(121)	$(121)	$(121)
	Pension Benefits
Years Ended December 31,	2011	2010	2009
Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	700	709	701
Expected return on plan assets	(903)	(880)	(819)
Amortization of prior service cost	—	—	—
Amortization of unrecognized net loss	82	57	194
Curtailment loss	—	—	—

Net periodic pension cost	$(121)	$(114)	$76

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	$(121)	$(121)	$(121)
Net (gain) loss	1,351	734	(435)
Prior service cost	—	—	—
Deferred tax	(459)	(250)	148

Total recognized in other comprehensive income	892	484	(287)

Total recognized in net period pension cost and other comprehensive income	$771	$370	$(211)

	Other Benefits
Years Ended December 31,	2011	2010	2009
Components of net periodic pension cost:
Service cost	$7	$6	$5
Interest cost	23	20	19
Amortization of prior service cost	7	6	7
Amortization of unrecognized net gain	2	—	—

Net periodic other benefit cost	39	32	31

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	$(121)	$(121)	$(121)
Net (gain) loss	87	(13)	21
Prior service cost	8	42	—
Amortization of prior service cost	(7)	(7)	(7)
Deferred tax	(30)	(8)	(5)

Total recognized in other comprehensive income	58	14	9

Total recognized in net period pension cost and other comprehensive income	$97	$46	$40

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $129. The estimated net loss for the defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $5.

Weighted-average assumptions used to determine benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Discount rate	4.75%	5.50%	4.75%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	—	—	3.50%	3.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

Plan Assets at December 31,	2011	2010
Asset Category
Equity securities	54.7%	53.5%
Corporate bonds	21.1	26.6
U.S. Government securities	22.7	18.1
Cash and cash equivalents	1.5	1.8

	100.0%	100.0%

Fair Value Measurement at December 31, 2011

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Observable Inputs (Level III)
Cash	$163	$163	$—	$—
Equity securities:
U.S. large cap	5,764	5,764	—	—
International	270	270	—	—
Fixed income securities:
U.S. Treasuries	1,332	—	1,332	—
U.S. Government Agencies	1,171	—	1,171	—
Corporate bonds	2,326	—	2,326	—

Total	$11,026	$6,197	$4,829	$—

The Company investment policies and strategies include:

1.) The Trust and Investment Division’s equity philosophy is Large-Cap Core with a value bias. We invest in individual high-grade common stocks that are selected from our approved list.

2.) Diversification is maintained by having no more than 20% in any industry sector and no individual equity representing more than 10% of the portfolio.

3.) The fixed income style is conservative but also responsive to the various needs of our individual clients. For our “Fixed Income” securities, we buy U.S. Government Agencies or high-grade Corporates rated “A” or better. The Company targets the following allocation percentages: cash equivalents 10%, fixed income 40% and equities 50%.

There is no Company stock included in equity securities at December 31, 2011 or 2010.

Contributions

The Company expects to contribute $350 to the Employees’ Pension Plan in 2012. The Company expects to contribute $20 to its Postretirement Life Insurance Plan in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:

	Pension Benefits	Other Benefits
2012	$647	$20
2013	698	20
2014	720	22
2015	770	23
2016	781	23
2017-2021	4,230	131

NOTE 18 — INCOME TAXES

The total income taxes in the Statements of Income are as follows:

	$4,702	$4,702	$4,702
Years Ended December 31,	2011	2010	2009
Currently payable	$2,817	$2,630	$1,828
Deferred provision	307	737	60

Total	$3,124	$3,367	$1,888

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

	$4,702	$4,702	$4,702
Years Ended December 31,	2011	2010	2009
Tax at statutory rate	$4,702	$5,130	$3,488
Reduction for non-taxable interest	(1,717)	(1,886)	(1,855)
Disallowed merger costs	—	—	146
Other additions	139	123	109

Applicable Income Taxes	$3,124	$3,367	$1,888

The components of the deferred income tax provision, which result from temporary differences, are as follows:

	$4,702	$4,702	$4,702
Years Ended December 31,	2011	2010	2009
Accretion of discount on bonds	$19	$9	$(42)
Accelerated depreciation	59	(51)	355
Supplemental benefit plans	(27)	(8)	(8)
Allowance for loan and lease losses	(130)	(107)	(368)
Purchase accounting accretion, net	496	794	390
Other-than-temporary impairment loss	10	103	(267)
Alternative minimum tax	(90)	(3)	—
Post-retirement benefits	(30)	—	—

Total	$307	$737	$60

The significant components of deferred tax assets and liabilities are as follows:

December 31,	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$2,204	$2,074
Accrued pension costs	1,164	704
Accrued supplemental benefit plans	89	62
Purchase accounting	337	833
Other-than-temporary impairment loss	154	164
AMT	172	82
Post-retirement benefits	32	2

Total Deferred Tax Assets	4,152	3,921

Deferred tax liabilities:
Unrealized securities gains	2,022	566
Accumulated accretion	38	19
Accumulated depreciation	498	439

Total Deferred Tax Liabilities	2,558	1,024

Net Deferred Tax Assets	$1,594	$2,897

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

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was $597, ($1,280) and $413 at December 31, 2011, 2010 and 2009, respectively.

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Changes in Stockholders’ Equity.

A reconciliation of other comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows:

2011	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the year	$4,871	$(1,656)	$3,215
Less: Reclassification adjustment for gains realized in income	666	(226)	440
Recognition of other-than-temporary impairment losses	(78)	26	(52)

Net unrealized gains	4,283	(1,456)	2,827
Change in funded status of employee benefit plans	(1,439)	489	(950)

Other Comprehensive Income	$2,844	$(967)	$1,877

2010	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the year	$(1,253)	$426	$(827)
Less: Reclassification adjustment for gains realized in income	558	(190)	368

Net unrealized losses	(1,811)	616	(1,195)
Change in funded status of employee benefit plans	(755)	257	(498)

Other Comprehensive Income	$(2,566)	$873	$(1,693)

2009	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the year	$3,221	$(1,096)	$2,125
Less: Reclassification adjustment for gains realized in income	873	(297)	576
Recognition of other-than-temporary impairment losses	(787)	267	(520)

Net unrealized gains	3,135	(1,066)	2,069
Change in funded status of employee benefit plans	435	(148)	287

Other Comprehensive Income	$3,570	$(1,214)	$2,356

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

Financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010 are as follows:

	2011	2010
Commitments to extend credit:
Fixed rate	$57,414	$53,011
Variable rate	$114,235	$96,036
Standby letters of credit	$19,054	$15,969

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,985	$—	$77,985
Mortgage-backed securities:
Residential	—	22,166	—	22,166
States & political subdivisions:
Bank qualified tax exempt	—	65,388	—	65,388
Corporate securities:
Aaa credit rating	—	1,004	—	1,004
Equity securities:
Financial services industry	943	—	—	943

Total securities available-for-sale	$943	$166,543	$—	$167,486

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$79,294	$—	$79,294
Mortgage-backed securities:
Residential	—	26,370	—	26,370
States & political subdivisions:
Bank qualified tax exempt	—	62,558	—	62,558
Corporate securities:
Aaa credit rating	—	4,090	—	4,090
Equity securities:
Financial services industry	985	—	—	985

Total securities available-for-sale	$985	$172,312	$—	$173,297

Assets Measured at Fair Value on a Nonrecurring Basis

Certain non-financial assets and non-financial liabilities, measured at fair value on a non-recurring basis, include foreclosed and non-performing assets, goodwill and intangible assets.

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2011.

Impaired Loans

At December 31, 2011 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $3,534 were reduced by a specific valuation allowance allocation totaling $658, to a total reported fair value of $2,876 based on collateral valuations utilizing Level III valuation inputs.

Federal Home Loan Bank Stock

Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment in order for the Company to participate in a FHLB line of credit program. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB. During 2011, the FHLB repurchased $1,129 of capital stock which represented 18.56% of the Bank’s $6,082 investment as of December 31, 2010. Based on current financial information available, management does not believe the FHLB stock value is impaired as of December 31, 2011.

Other Real Estate Owned

Foreclosed real estate, which is considered to be non-financial assets, has been valued using a market approach. The values were determined using market prices of similar real estate assets, which the Company considered to be Level II inputs.

Certain assets measured at fair value on a non-recurring basis as of December 31, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,106	$1,106
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	2,876	2,876
Federal Home Loan Bank stock	—	—	4,953	4,953
Other real-estate owned	—	1,571	—	1,571

Total non-financial assets	$—	$1,571	$35,333	$36,904

Certain assets measured at fair value on a non-recurring basis as of December 31, 2010 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2010
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,410	$1,410
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	3,078	3,078
Federal Home Loan Bank stock	—	—	6,082	6,082
Other real-estate owned	—	803	—	803

Total non-financial assets	$—	$803	$36,968	$37,771

A reconciliation of items in Level III for the year ended December 31, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$36,968
Amortization of core deposit intangible	(304)	—	—	—	(304)
Increase in impaired loans	—	—	2,586	—	2,586
Decrease in impaired loans	—	—	(2,178)	—	(2,178)
Payments received	—	—	(610)	(1,129)	(1,739)

Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333

A reconciliation of items in Level III for the year ended December 31, 2010 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Real estate sold under contract	Total
Balance, December 31, 2009	$1,751	$26,398	$—	$6,402	$123	$34,674
Amortization of core deposit intangible	(341)	—	—	—	—	(341)
Increase in impaired loans	—	—	3,658	—	—	3,658
Decrease in impaired loans	—	—	(580)	—	—	(580)
Payments received	—	—	—	(320)	(123)	(443)

Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$—	$36,968

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2011 and December 31, 2010 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Investment securities held-to-maturity

The estimated fair values of investment securities held to maturity are based on quoted market prices provided by independent third parties that specialize in those investment sectors. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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

The carrying and fair values of certain financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$34,480	$34,480	$14,219	$14,219
Investment securities held-to-maturity	23,722	24,969	43,747	45,218
Loans, net	624,811	637,976	608,605	620,040
Bank owned life insurance	15,870	15,870	15,380	15,380
Demand deposits	505,790	505,790	441,968	441,968
Time deposits	214,728	218,163	249,064	251,779
Short-term borrowings	9,981	9,981	28,082	28,082
Long-term borrowings	58,220	62,125	68,835	71,309
Standby Letters of Credit	$(191)	$(191)	$(164)	$(164)

NOTE 22 — OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at several locations which are being used as remote banking facilities. Rental expense was $98 in 2011, $94 in 2010 and $87 in 2009. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2011 are as follows:

	Mount Pocono	Meadow Avenue	ATM Sites	Total
2012	$66	$25	$8	$99
2013	66	25	8	99
2014	66	25	6	97
2015	66	25	—	91
2016 and beyond	28	16	—	44

Total minimum payments required	$292	$116	$22	$430

NOTE 23 — LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. A summary of loans to directors, principal officers and related parties is as follows:

Years Ended December 31,	2011	2010
Beginning Balance	$12,235	$13,067
Additions	908	2,459
Reclassifications	(1,699)	(1,094)
Collections	(833)	(2,197)

Ending Balance	$10,611	$12,235

In addition to the loan amounts shown above, at December 31, 2011, the Bank had outstanding standby letters of credit for the accounts of related parties in the amount of $7,239.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of December 31, 2011 the Company and Bank have capital levels that are in excess of minimum capital level ratios required.

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

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of December 31, 2011	Amount	Ratio		Amount			Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$105,259	17.03%	≥		$49,434	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$101,603	16.46%	≥		$49,388	≥	8.0%	≥	$61,734	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$98,443	15.93%	≥		$24,717	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$94,892	15.37%	≥		$24,694	≥	4.0%	≥	$37,040	≥	6.0%
Tier 1 Capital (to Average Assets)
PFSC (Company)	$98,443	10.92%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$94,892	10.63%	≥	$	*	≥	*	≥	$44,648	≥	5.0%

PFSC - *3.0% ($27,053), 4.0% ($36,071) or 5.0% ($45,089) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,789), 4.0% ($35,718) or 5.0% ($44,648) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of December 31, 2010	Amount	Ratio		Amount			Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$98,220	16.42%	≥		$47,852	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$94,455	15.81%	≥		$47,808	≥	8.0%	≥	$59,760	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$91,499	15.30%	≥		$23,926	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$87,955	14.72%	≥		$23,904	≥	4.0%	≥	$35,856	≥	6.0%
Tier 1 Capital (to Average Assets)
PFSC (Company)	$91,499	10.68%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$87,955	10.32%	≥	$	*	≥	*	≥	$42,607	≥	5.0%

PFSC - *3.0% ($25,696), 4.0% ($34,261) or 5.0% ($42,826) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($25,564), 4.0% ($34,086) or 5.0% ($42,607) depending on the bank’s CAMELS Rating and other regulatory risk factors.

NOTE 25 — PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,	2011	2010
Cash	$21	$11
Interest bearing balances with banks	2,763	2,611

Cash and Cash Equivalents	2,784	2,622
Investment in bank subsidiary	125,348	118,324
Equity investments	911	953
Other assets	100	25

Total Assets	$129,143	$121,924

Total Liabilities	$143	$2
Total Stockholders’ Equity	129,000	121,922

Total Liabilities and Stockholders’ Equity	$129,143	$121,924

STATEMENTS OF INCOME

Years Ended December 31,	2011	2010	2009
Dividends from bank subsidiary	$5,504	$5,504	$5,031
Dividends on investment securities	35	31	40
Interest on balances with banks	8	7	11
Impairment losses on investment securities	(78)	—	(787)
Gain on sale of equities	459	462	4

Total income	5,928	6,004	4,299
Other non-interest expense	46	17	13
Provision (benefit) for income taxes	154	173	(294)

Net income before undistributed earnings of bank subsidiary	5,728	5,814	4,580
Undistributed earnings of bank subsidiary	4,977	5,908	3,792

Net Income	$10,705	$11,722	$8,372

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010	2009
Operating Activities:
Net income	$10,705	$11,722	$8,372
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	10	104	(268)
Gain on sale of equities	(459)	(462)	(4)
Other-than-temporary impairment loss	78	—	787
Equity in undistributed net income of bank subsidiary	(4,977)	(5,908)	(3,792)
Decrease (increase) in other assets	1	(2)	(23)
Increase (decrease) in other liabilities	141	70	(4)

Net cash provided by operating activities	5,499	5,524	5,068

Investing Activities:
Purchase of equity investments	(300)	(361)	—
Proceeds from sales of equity securities	467	707	118
Special dividend received from subsidiary	—	—	17,405
Cash paid in merger	—	—	(17,405)

Net cash provided by investing activities	167	346	118

Financing Activities:
Cash dividends paid	(5,504)	(5,504)	(5,031)

Net cash used by financing activities	(5,504)	(5,504)	(5,031)

Net increase in cash and cash equivalents	162	366	155
Cash and cash equivalents at January 1	2,622	2,256	2,101

Cash and cash equivalents at December 31	$2,784	$2,622	$2,256

NOTE 26 — MERGER

An Agreement and Plan of Merger (the “Agreement”) by and between the Company, the Bank and Old Forge Bank, was entered into on December 5, 2008. The Agreement provided for, among other things, the Company to acquire 100% of the outstanding common shares of Old Forge Bank through a two-step merger transaction. The Company consummated the acquisition of Old Forge Bank on April 1, 2009, at which time Old Forge Bank was merged with and into the Bank in a two-step transaction. Following the Merger, the Bank continues to operate as a banking subsidiary of the Company.

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

Old Forge Bank was an independent $215 million community bank, operating from three locations in Lackawanna and Luzerne Counties of Pennsylvania. As a result of the Merger, the Company became an $883 million financial institution serving Northeastern Pennsylvania from 12 locations. Management of the Company believes that the combined entity is in a more favorable position to compete with local and regional banks in the marketplace.

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As part of the Company’s acquisition of Old Forge Bank, the acquired loan portfolio of Old Forge Bank was evaluated based on risk characteristics and other credit and market criteria to determine a credit adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit fair value adjustment for both homogeneous pools and specific loans in determining the fair value of the loans. The credit fair value adjustment accounted for acquired loans deemed to require a specific allocation in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These loans are accounted for in the credit fair value adjustment considering the portion of the loan balance that has been deemed uncollectible based on management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio of Old Forge Bank, six loans with a carrying value of $2,151 exhibited credit quality deterioration resulting in a credit fair value adjustment of $1,391. As of December 31, 2011, there were a total of two loans remaining with a carrying value of $211 with a credit fair value adjustment of $211. As of December 31, 2010, there were a total of two loans remaining with a carrying value of $229 with a credit fair value adjustment of $229. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased for the year ended December 31, 2011 are as follows:

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(18)	(18)	—
Consumer / Other	—	—	—

Total Payments	(18)	(18)	—

Balance, December 31, 2011	$211	$211	$—

Changes in the credit fair value adjustment on specific loans purchased for the year ended December 31, 2010 are as follows:

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2009
Residential Mortgages	$—	$—	$—
Commercial	1,966	1,307	659
Consumer / Other	—	—	—

	1,966	1,307	659
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	(1,225)	(924)	(301)
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	(1,225)	(924)	(301)
Payments
Residential Mortgages	—	—	—
Commercial	(512)	(154)	(358)
Consumer / Other	—	—	—

Total Payments	(512)	(154)	(358)

Balance, December 31, 2010	$229	$229	$—

Pro Forma Income Statement

For the Twelve Months Ended December 31, 2009

	Penseco Financial Services Corporation 12/31/2009	Old Forge Bank 12/31/2009	Adjustments		Pro Forma 12/31/2009
Interest and fees on loans	$32,399	$2,524	$184	(a)	$35,107
Interest and dividends on investments	7,740	377	(30)	(b)	8,087
Interest on Federal funds sold	—	1			1
Interest on balances with banks	12	—			12

Total Interest Income	40,151	2,902	154		43,207

Interest on deposits	6,541	897	(58)	(c)	7,380
Interest on borrowed funds	3,039	9			3,048

Total Interest Expense	9,580	906	(58)		10,428

Net Interest Income	30,571	1,996	212		32,779
Provision for loan and lease losses	2,260	75			2,335

Net Interest Income after Provision for Loan and Lease Losses	28,311	1,921	212		30,444

Service charges on deposits	1,939	80			2,019
Other non-interest income	8,344	97			8,441
Impairment losses on investment securities	(787)	—			(787)
Realized gains (losses) on securities	873	—			873

Total Non-Interest Income	10,369	177			10,546

Salaries and employee benefits	12,551	696			13,247
Expense of premises and equipment	3,246	146			3,392
Other non-interest expense	11,073	428	61	(d)	11,562

Total Non-Interest Expenses	26,870	1,270	61		28,201

Income before income taxes	11,810	828	151		12,789
Applicable income taxes	2,269	315	51		2,635

Net Income	$9,541 (f)	$513 (f)	$100		$10,154

Earnings Per Share	$4.44	$0.92		(e)	$3.10

Footnotes:

(a)	Accretion of loan fair value adjustment
(b)	Opportunity cost of cash paid to Old Forge shareholders at 0.70% rate
(c)	Amortization of certificate of deposit fair value adjustment
(d)	Amortization of core deposit intangible over a 10 year period using the sum-of-the-years-digits method
(e)	Pro Forma EPS based on weighted average shares outstanding of 3,276,079
(f)	Excludes merger related costs of $1,550 and $451 and related tax effect incurred by Penseco and Old Forge Bank, respectively

NOTE 27 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Interest Income	$8,143	$8,027	$8,099	$8,050
Provision for Loan and Lease Losses	369	899	445	668
Non-Interest Income	3,304	3,055	3,571	2,738
Non-Interest Expenses and Taxes	8,309	7,577	8,407	7,608
Net Income	2,769	2,606	2,818	2,512
Earnings Per Share	$.85	$.80	$.86	$.76

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Interest Income	$8,451	$8,323	$8,297	$8,318
Provision for Loan and Lease Losses	328	537	858	276
Non-Interest Income	2,711	2,873	3,638	2,930
Non-Interest Expenses and Taxes	7,853	7,643	8,033	8,291
Net Income	2,981	3,016	3,044	2,681
Earnings Per Share	$.91	$.92	$.93	$.82

MMQ

McGrail Merkel Quinn & Associates, P.C.

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Francis J. Merkel, CPA Joseph J. Quinn, CPA/ABV, CVA Daniel J. Gerrity, CPA Mary Ann E. Novak, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Penseco Financial Services Corporation

We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penseco Financial Services Corporation and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of Penseco Financial Services Corporation’s internal control over financial reporting.

/S/ McGrail Merkel Quinn & Associates, P.C.

Scranton, Pennsylvania

March 14, 2012

An Independently Owned Member McGladrey Alliance / McGladrey

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570 961-0345 Fax: 570 961-8650

www.mmq.com

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2011 or 2010.

ITEM 9A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (our principal executive officer) and Finance Division Head (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) under the Securities Exchange Act of 1934. Based upon this evaluation, the Company’s Chief Executive Officer and the Company’s Finance Division Head concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Management’s annual report on internal control over financial reporting is included below.

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011, or through the date of this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Finance Division Head, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by McGrail Merkel Quinn & Associates, P.C., an independent registered public accounting firm, as stated in their report appearing on the following page.

MMQ

McGrail Merkel Quinn & Associates, P.C.

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Francis J. Merkel, CPA Joseph J. Quinn, CPA/ABV, CVA Daniel J. Gerrity, CPA Mary Ann E. Novak, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Penseco Financial Services Corporation

We have audited Penseco Financial Services Corporation and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penseco Financial Services Corporation and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An Independently Owned Member McGladrey Alliance / McGladrey

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570 961-0345 Fax: 570 961-8650

www.mmq.com

In our opinion, Penseco Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Penseco Financial Services Corporation and subsidiary and our report dated March 14, 2012 expressed an unqualified opinion.

/S/ McGrail Merkel Quinn & Associates, P.C.

Scranton, Pennsylvania

March 14, 2012

An Independently Owned Member McGladrey Alliance / McGladrey

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

A copy of the Code of Ethics may be obtained, without charge, on our website (www.pennsecurity.com) or by contacting:

Patrick Scanlon, Senior Vice President, Finance Division Head

Penseco Financial Services Corporation

150 North Washington Avenue

Scranton, PA 18503-1848

1-800-327-0394

The information required by this Item as to Directors of the Company contained under the headings “Stock Ownership”, Item 1 “Election of Directors”, “Corporate Governance” and “Certain Relationships and Related Transactions” within the Proxy Statement relating to the Company’s Annual Meeting of Shareholders, to be held May 1, 2012, (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained under the heading “Item 2 – Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements – The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

General Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules – The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.

(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Penseco Financial Services Corporation, Penn Security Bank and Trust Company and Old Forge Bank, dated as of December 5, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 10, 2008).

3.1.1	Articles of Incorporation of Penseco Financial Services Corporation, dated September 30, 1997 (incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed with the SEC on March 30, 1998).

3.1.2	Amendment to Articles of Incorporation of Penseco Financial Services Corporation, dated March 10, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on February 27, 2012).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K filed with the SEC on February 27, 2012).

10.1*	Penseco Financial Services Corporation 2008 Long Term Incentive Plan (incorporated herein by reference to Annex A of the Registrant’s proxy statement on Schedule 14A filed with the SEC on March 17, 2008).

10.2*	Form of Restricted Stock or Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on May 17, 2010).

10.3*	Form of Stock Option and/or Appreciation Right Award Agreement (incorporated herein by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on May 17, 2010).

10.4*	Form of Performance Award Agreement (incorporated herein by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on May 17, 2010).

10.5*	Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 7, 2011).

10.6*	Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011).

10.7*	Penn Security Bank & Trust Company Deferred Compensation Plan No. 2 (incorporated herein by reference to Appendix D of Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 7, 2011).

10.8*	Penn Security Bank & Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2010 (incorporated by reference to Exhibit 10.8 to the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011).

10.9*	Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011).

10.10*	Separation Agreement by and between Penn Security Bank & Trust Company and Stanley Cohen (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2011).

21.1	List of Subsidiaries of the registrant, filed herewith.

23.1	Consent of McGrail Merkel Quinn & Associates, P.C. relating to the financial statement of the Registrant, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant, filed herewith.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

* - Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

By:	/s/ CRAIG W. BEST
Craig W. Best
President and CEO

By:	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

By:	/s/ CRAIG W. BEST	By:	/s/ ROBERT J. MELLOW
	Craig W. Best		Robert J. Mellow
	President and CEO		Director

By:	/s/ JOSEPH G. CESARE	By:	/s/ ROBERT W. NAISMITH
	Joseph G. Cesare, M.D.		Robert W. Naismith, Ph.D.
	Director		Director

By:	/s/ RICHARD E. GRIMM	By:	/s/ JAMES B. NICHOLAS
	Richard E. Grimm		James B. Nicholas
	Director		Director

By:	/s/ RUSSELL C. HAZELTON	By:	/s/ EMILY S. PERRY
	Russell C. Hazelton		Emily S. Perry
	Director		Director

By:	/s/ D. WILLIAM HUME	By:	/s/ SANDRA C. PHILLIPS
	D. William Hume		Sandra C. Phillips
	Director, Chairman of the Board		Director

By:	/s/ JAMES G. KEISLING	By:	/s/ STEVEN L. WEINBERGER
	James G. Keisling		Steven L. Weinberger
	Director		Director

By:	/s/ P. FRANK KOZIK
P. Frank Kozik
Director

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of McGrail Merkel Quinn & Associates, P.C. relating to the financial statement of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant, filed herewith.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant, filed herewith.