Form 10-Q
period 2012-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2012-05-07
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on May 1, 2012 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$12,451	$13,184
Interest bearing balances with banks	14,648	21,296
Federal funds sold	—	—

Cash and Cash Equivalents	27,099	34,480
Investment securities:
Available-for-sale, at fair value	169,158	167,486
Held-to-maturity (fair value of $22,910 and $24,969, respectively)	21,819	23,722

Total Investment Securities	190,977	191,208
Loans, net of unearned income	637,328	631,522
Less: Allowance for loan and lease losses	6,811	6,711

Loans, Net	630,517	624,811

Bank premises and equipment	13,842	13,095
Other real estate owned	1,786	1,571
Accrued interest receivable	3,177	3,252
Goodwill	26,398	26,398
Bank owned life insurance	17,229	15,870
Federal Home Loan Bank stock	5,545	4,953
Other assets	9,552	9,036

Total Assets	$926,122	$924,674

LIABILITIES
Deposits:
Non-interest bearing	$140,982	$134,799
Interest bearing	583,947	585,719

Total Deposits	724,929	720,518
Other borrowed funds:
Securities sold under agreements to repurchase	10,069	9,981
Short-term borrowings	—	—
Long-term borrowings	54,016	58,220
Accrued interest payable	875	1,010
Other liabilities	5,765	5,945

Total Liabilities	795,654	795,674

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,865	48,865
Retained earnings	80,901	79,505
Accumulated other comprehensive income	669	597

Total Stockholders’ Equity	130,468	129,000

Total Liabilities and Stockholders’ Equity	$926,122	$924,674

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
INTEREST INCOME
Interest and fees on loans	$8,287	$8,342
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	639	815
States & political subdivisions	715	867
Other securities	16	14
Interest on Federal funds sold	—	—
Interest on balances with banks	2	2

Total Interest Income	9,659	10,040

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	312	370
Interest on other deposits	644	892
Interest on other borrowed funds	525	635

Total Interest Expense	1,481	1,897

Net Interest Income	8,178	8,143
Provision for loan and lease losses	192	369

Net Interest Income After Provision for Loan and Lease Losses	7,986	7,774

NON-INTEREST INCOME
Trust department income	362	398
Service charges on deposit accounts	459	472
Merchant transaction income	1,207	1,242
Brokerage fee income	57	56
Other fee income	403	378
Bank-owned life insurance income	118	120
Other operating income	250	630
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	47	8

Total Non-Interest Income	2,903	3,304

NON-INTEREST EXPENSES
Salaries and employee benefits	3,651	3,525
Expense of premises and equipment, net	837	1,021
Merchant transaction expenses	731	833
FDIC insurance assessments	110	242
Other operating expenses	1,948	1,829

Total Non-Interest Expenses	7,277	7,450

Income before income taxes	3,612	3,628
Applicable income taxes	840	859

Net Income	$2,772	$2,769

Earnings per Common Share
(Based on weighted average shares outstanding of 3,276,079)	$0.85	$0.85
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Income	$2,772	$2,769

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	103	(35)
Less: reclassification adjustment for gains included in net income	31	5

Other comprehensive income (loss)	72	(40)

Comprehensive Income	$2,844	$2,729

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2010	$33	$48,865	$74,304	$(1,280)	$121,922

Net income	—	—	2,769	—	2,769

Other comprehensive income (loss)				(40)	(40)

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, March 31, 2011	$33	$48,865	$75,697	$(1,320)	$123,275

Balance, December 31, 2011	$33	$48,865	$79,505	$597	$129,000

Net income	—	—	2,772	—	2,772

Other comprehensive income (loss)				72	72

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, March 31, 2012	$33	$48,865	$80,901	$669	$130,468

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
OPERATING ACTIVITIES
Net Income	$2,772	$2,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	239	283
Provision for loan and lease losses	192	369
Deferred income tax provision (benefit)	51	72
Amortization of securities, (net of accretion)	60	121
Net realized (gains) losses on securities	(47)	(8)
(Gain) loss on other real estate	(27)	—
Decrease (increase) in interest receivable	75	387
(Increase) decrease in bank owned life insurance	(117)	(120)
(Increase) decrease in other assets	(567)	(297)
Increase (decrease) in income taxes payable	789	859
(Decrease) increase in interest payable	(135)	(22)
(Decrease) increase in other liabilities	(888)	(1,341)

Net cash provided (used) by operating activities	2,397	3,072

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(7,241)	(5,255)
Purchase of investment securities to be held-to-maturity	—	—
Proceeds from investment securities available-for-sale	4,210	7,541
Proceeds from repayments of investment securities available-for-sale	1,469	711
Proceeds from repayments of investment securities held-to-maturity	1,888	5,004
Net loans (originated) repaid	(6,430)	3,889
Proceeds from other real estate	227	—
Investment in premises and equipment	(986)	(268)
Purchase of bank owned life insurance	(1,242)	—
Purchase of Federal Home Loan Bank stock	(840)	—
Proceeds from Federal Home Loan Bank share buyback	248	304

Net cash provided (used) by investing activities	(8,697)	11,926

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	10,210	9,376
Net (payments) proceeds on time deposits	(5,799)	73
Increase (decrease) in securities sold under agreements to repurchase	88	548
Net (decrease) increase in short-term borrowings	—	(8,180)
Increase in long-term borrowings	—	—
Payments on long-term borrowings	(4,204)	(4,124)
Cash dividends paid	(1,376)	(1,376)

Net cash (used) provided by financing activities	(1,081)	(3,683)

Net (decrease) increase in cash and cash equivalents	(7,381)	11,315
Cash and cash equivalents at January 1	34,480	14,219

Cash and cash equivalents at March 31	$27,099	$25,534

The Company paid interest and income taxes of $1,616 and $0 and $1,919 and $200 for the three months ended March 31, 2012 and 2011, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012

(unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2011, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2012.

NOTE 1 — Principles of Consolidation

Penseco Financial Services Corporation (Company) is a financial holding company incorporated under the laws of Pennsylvania. It is the parent company of Penn Security Bank and Trust Company (Bank), a Pennsylvania state chartered bank.

The Financial Statements of the Company have been consolidated with those of the Bank and its subsidiaries, eliminating all intercompany items and transactions.

The accounting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry.

NOTE 2 — Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (SEC), the instructions to SEC Form 10-Q and GAAP for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. The unaudited consolidated financial statements, as so adjusted, are not, however, necessarily indicative of the results of consolidated operations for a full year or any other period.

All information is presented in thousands of dollars, except per share amounts.

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3 — Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the valuation of property that is included in “other real estate owned” on our consolidated balance sheet and that was acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and lease losses and valuation of other real estate owned, management obtains independent appraisals for significant properties.

NOTE 4 — Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 5 — Investment Securities

Investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity – Bonds, notes, debentures and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts computed on the straight-line basis, which approximates the interest method, over the remaining period to maturity.

Securities Available-for-Sale – Bonds, notes, debentures, mortgage-backed securities not classified as securities to be held to maturity and certain equity securities are classified as available-for-sale and carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders’ equity until realized.

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

The amortized cost and fair value of investment securities at March 31, 2012 and December 31, 2011 are as follows:

Available-for-Sale

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,118	$803	$8	$77,913
Mortgage-backed securities	27,027	879	27	27,879
States & political subdivisions	58,246	4,060	1	62,305
Corporate securities	—	—	—	—

Total Debt Securities	162,391	5,742	36	168,097
Equity securities	709	363	11	1,061

Total Available-for-Sale	$163,100	$6,105	$47	$169,158

Available-for-Sale

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,150	$847	$12	$77,985
Mortgage-backed securities	21,270	896	—	22,166
States & political subdivisions	61,405	3,987	4	65,388
Corporate securities	1,002	2	—	1,004

Total Debt Securities	160,827	5,732	16	166,543
Equity securities	709	288	54	943

Total Available-for-Sale	$161,536	$6,020	$70	$167,486

Held-to-Maturity

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$20,008	$1,056	$—	$21,064
States & political subdivisions	1,811	35	—	1,846

Total Held-to-Maturity	$21,819	$1,091	$—	$22,910

Held-to-Maturity

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$21,912	$1,207	$—	$23,119
States & political subdivisions	1,810	40	—	1,850

Total Held-to-Maturity	$23,722	$1,247	$—	$24,969

Equity securities at March 31, 2012 and December 31, 2011 consisted primarily of common stock of companies in the financial services industry.

A summary of transactions involving available-for-sale debt securities for the three months ended March 31, 2012 and 2011 are as follows:

	March 31,	March 31,
	2012	2011
Proceeds from sales	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2012	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less:
U.S. Agency securities	$14,023	$14,141	$—	$—
After one year through five years:
U.S. Agency securities	63,095	63,772	—	—
States & political subdivisions	379	387	—	—
After five years through ten years:
States & political subdivisions	3,727	3,874	1,811	1,846
After ten years:
States & political subdivisions	54,140	58,044	—	—

Subtotal	135,364	140,218	1,811	1,846
Mortgage-backed securities	27,027	27,879	20,008	21,064

Total Debt Securities	$162,391	$168,097	$21,819	$22,910

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 are as follows:

	Less than twelve months		Twelve months or more		Totals
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$3,005	$8	$—	$—	$3,005	$8
Mortgage-backed securities	7,165	27	—	—	7,165	27
States & political subdivisions	493	1	—	—	493	1
Equities	—	—	89	11	89	11

Total	$10,663	$36	$89	$11	$10,752	$47

	Less than twelve months		Twelve months or more		Totals
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$13,001	$12	$—	$—	$13,001	$12
States & political subdivisions	489	4	—	—	489	4
Equities	136	29	100	25	236	54

Total	$13,626	$45	$100	$25	$13,726	$70

At March 31, 2012, three securities had unrealized losses for less than twelve months and two securities had been in an unrealized loss position for twelve or more months. At December 31, 2011, ten securities had unrealized losses for less than twelve months and five securities had been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations and not credit quality. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

NOTE 6 — Loan Portfolio

Details regarding the Company’s loan portfolio during the periods indicated are as follows:

As of:	March 31, 2012	December 31, 2011
Loans secured by real estate:
Construction and land development
Residential real estate	$5,305	$5,064
Commercial real estate	20,339	20,541
Secured by 1-4 family residential properties:
Revolving, open-end loans	30,198	30,897
Secured by first liens	205,295	214,198
Secured by junior liens	20,772	21,858
Secured by multi-family properties	9,448	9,626
Secured by non-farm, non-residential properties	186,027	188,334
Commercial and industrial loans to U.S. addressees	60,129	55,482
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,025	3,242
Other (installment and student loans, etc.)	49,188	49,574
Obligations of states & political subdivisions	38,287	23,110
All other loans	9,315	9,596

Gross Loans	637,328	631,522
Less: Unearned income on loans	—	—

Loans, net of unearned income	$637,328	$631,522

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of March 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$3	$—	$427	$430	$107,301	$107,731	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	20,339	20,339	—
Commercial real estate - other	746	—	348	1,094	184,933	186,027	—
Consumer:
Consumer - credit card	15	10	13	38	2,987	3,025	13
Consumer - other	36	—	10	46	5,094	5,140	—
Consumer - auto	116	23	18	157	29,928	30,085	2
Student loans - TERI	63	5	33	101	6,618	6,719	—
Student loans - other	93	39	209	341	6,903	7,244	209
Residential:
Residential - prime	3,179	532	2,383	6,094	264,924	271,018	774

Total	$4,251	$609	$3,441	$8,301	$629,027	$637,328	$998

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$23	$—	$477	$500	$87,688	$88,188	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	20,541	20,541	—
Commercial real estate - other	331	—	602	933	187,401	188,334	11
Consumer:
Consumer - credit card	34	11	6	51	3,191	3,242	6
Consumer - other	28	—	10	38	6,825	6,863	—
Consumer - auto	156	5	24	185	29,889	30,074	3
Student loans - TERI	14	62	61	137	6,117	6,254	—
Student loans - other	243	103	113	459	5,924	6,383	113
Residential:
Residential - prime	2,429	1,155	2,647	6,231	275,412	281,643	641

Total	$3,258	$1,336	$3,940	$8,534	$622,988	$631,522	$774

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators, including trends related to loan delinquency, the level of classified commercial loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in the Company’s market area.

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

Pass 2 (Average Risk)

This classification includes loans which have no identifiable risk of collection and conform in all aspects to the Bank’s policies and procedures as well as federal and state regulations. Documentation exceptions are minimal, in the process of correction and not of a type that could subsequently introduce loan loss risk.

Pass 3 (Acceptable Risk)

This classification includes loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Pass 2 in terms of secondary sources of repayment or lesser stature in other key credit metrics in that they may be over-leveraged, undercapitalized, inconsistent in performance or in an industry that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.

Pass 4 (Watch List)

This classification is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term. It is assigned to loans where, for example, the financial condition of the company has taken a negative turn and may be temporarily strained; borrowers may exhibit excessive growth, declining earnings, strained cash flow, increasing leverage and/or weakening market position that indicate above-average risk. Interim losses and/or adverse trends may occur (but not to the level that would affect the Bank’s position) and cash flow may be weak but minimally acceptable.

Criticized 5 (Other Assets Especially Mentioned)

This classification is also intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

Classified 6 (Substandard)

This classification includes loans with well-defined weaknesses that are inadequately protected by current net worth, repayment capacity or pledged collateral of the borrower. Loans are substandard when they have one or more weaknesses that could jeopardize debt repayment and/or liquidation, primarily resulting in the possibility that the Bank may sustain some loss if the deficiencies are not corrected.

Classified 7 (Doubtful)

This classification includes loans that have all weaknesses inherent in the substandard category and where collection or liquidation in full is highly improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors, its classification as an estimated loss is deferred until its more exact status may be determined.

Classified 8 (Loss)

This classification includes loans considered uncollectible and of such little value that continuance as bankable assets is not warranted and, therefore, should be charged-off. This classification does not mean that the loans have absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these assets even though partial recovery may occur in the future.

Credit Quality Indicators as of March 31, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$104,040	$15,747	$174,254
Criticized	2,724	4,592	4,406
Substandard	967	—	7,367

Total	$107,731	$20,339	$186,027

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$269,409	$3,025	$5,130	$30,069	$6,686	$7,244
Non-performing	1,609	—	10	16	33	—

Total	$271,018	$3,025	$5,140	$30,085	$6,719	$7,244

Non-performing loans are those past due 90 days or more and not accruing.

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

Impaired Loans

March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$145	$145	$—	$368	$—
Commercial	34	34	—	17	—
Consumer - TERI	33	33	—	47	—
Consumer - other	10	10	—	10	—
Consumer - auto	16	16	—	18	—
Residential real estate	971	971	—	888	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	2,640	2,640	500	1,320	16
Commercial	756	756	413	800	4
Residential real estate	638	638	215	919	21

Total:	$5,243	$5,243	$1,128	$4,387	$41

Commercial real estate	$2,785	$2,785	$500	$1,688	$16
Commercial	$790	$790	$413	$817	$4
Consumer	$59	$59	$—	$75	$—
Residential real estate	$1,609	$1,609	$215	$1,807	$21

Impaired Loans

December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$591	$591	$—	$390	$—
Commercial	—	—	—	—	—
Consumer - TERI	61	61	—	65	—
Consumer - other	10	10	—	10	—
Consumer - auto	21	21	—	32	—
Residential real estate	806	806	—	1,081	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	—	—	—	—	—
Commercial	845	845	443	1,000	28
Residential real estate	1,200	1,200	215	1,057	—

Total:	$3,534	$3,534	$658	$3,635	$28

Commercial real estate	$591	$591	$—	$390	$—
Commercial	$845	$845	$443	$1,000	$28
Consumer	$92	$92	$—	$107	$—
Residential real estate	$2,006	$2,006	$215	$2,138	$—

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2012	December 31, 2011
Commercial	$427	$477
Commercial real estate:
Commercial real estate - construction	—	—
Commercial real estate - other	348	591
Consumer:
Student loans - TERI	33	61
Student loans - other	—	—
Consumer - other	10	10
Consumer - auto	16	21
Residential:
Residential real estate	1,609	2,006

Total	$2,443	$3,166

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the three months ended March 31, 2012 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(5)	(33)	(55)	—	(8)	—	(101)
Recoveries	—	5	3	1	—	—	9
Provision	8	64	103	1	16	—	192

Ending balance 03/31/12	$796	$2,330	$501	$2,857	$327	$—	$6,811

Ending balance: Individually evaluated for impairment	413	500	—	215	—	—	1,128

Ending balance: Collectively evaluated for impairment	$383	$1,830	$501	$2,642	$327	$—	$5,683

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$107,731	$206,366	$49,188	$271,018	$3,025	$—	$637,328

Ending balance: Individually evaluated for impairment	790	2,785	59	1,609	—	—	5,243

Ending balance: Collectively evaluated for impairment	$106,941	$203,581	$49,129	$269,409	$3,025	$—	$632,085

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(100)	(663)	(153)	(1,275)	(109)	—	(2,300)
Recoveries	3	18	45	58	6	—	130
Provision	(1,067)	872	(822)	3,319	79	—	2,381

Ending balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711

Ending balance: Individually evaluated for impairment	443	—	—	215	—	—	658

Ending balance: Collectively evaluated for impairment	$350	$2,294	$450	$2,640	$319	$—	$6,053

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$88,188	$208,875	$49,574	$281,643	$3,242	$—	$631,522

Ending balance: Individually evaluated for impairment	845	591	92	2,006	—	—	3,534

Ending balance: Collectively evaluated for impairment	$87,343	$208,284	$49,482	$279,637	$3,242	$—	$627,988

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of March 31, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$363

There were no troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2012.

Modification

December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$368

The loan above, classified as a Troubled Debt Restructuring (TDR), was charged down during 2010 to a balance of $401 and the entire pre-modification balance was split into two notes. The customer is currently paying principal and interest on one note and interest only on the other note. Nonetheless, the loan is fully reserved based on management’s evaluation of both the customer’s ability to maintain its cash flow and the value of the underlying collateral.

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

NOTE 9 — Other Intangible Assets

Intangible assets include the premium assigned to the core deposit relationships acquired in connection with our acquisition of Old Forge Bank in 2009. The core deposit intangible is being amortized over ten years from the date of acquisition on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

March 31,
2013	$258
2014	221
2015	184
2016	147
2017	111
Thereafter	111

Total	$1,032

NOTE 10 — Long-Term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at March 31, 2012 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$ 29	1.84%	08/28/12	$142
90	3.10%	02/28/13	976
430	3.74%	03/13/13	5,058
18	2.66%	08/28/14	500
67	3.44%	03/02/15	2,230
13	3.48%	03/31/15	458
10	3.83%	04/02/18	653
186	4.69%	03/13/23	19,199

Total amortizing			29,216

Non-amortizing loans
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			24,800

Total long-term debt			$54,016

Aggregate maturities of long-term debt at March 31, 2012 are as follows:

March 31,	Principal
2013	$15,729
2014	2,659
2015	4,577
2016	10,981
2017	1,761
Thereafter	18,309

Total	$54,016

NOTE 11 — Employee Benefit Plans

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, unfunded supplemental executive defined benefit and defined contribution plans, a Postretirement Life Insurance Plan, a Stock Appreciation Rights Plan (SAR), and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Three months ended March 31,	2012	2011	2012	2011
Service cost	$—	$—	$2	$2
Interest cost	168	175	6	6
Expected return on plan assets	(202)	(226)	—	—
Amortization of prior service cost	—	—	—	2
Amortization of net loss (gain)	34	21	1	—

Net periodic pension cost	$—	$(30)	$9	$10

The Company previously disclosed in the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 that it expected to contribute $350 to its pension plan in 2012. As of March 31, 2012, the Company expects to contribute $363 to its pension plan and $36 to its post-retirement plan during 2012. Readers should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further details on the Company’s defined benefit pension plan.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the three months ended March 31, 2012 and 2011 was $119 and $108, respectively.

The Company granted restricted stock awards during the three months ended March 31, 2012 and 2011 valued at $0 and $55, respectively.

NOTE 12 — Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three months ended March 31, 2012 and 2011 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Pension Plans	Total
Balance, December 31, 2011	$3,927	$(3,330)	$597
Current period change	72	—	72

Balance. March 31, 2012	$3,999	$(3,330)	$669

Balance, December 31, 2010	$1,100	$(2,380)	$(1,280)
Current period change	(40)	—	(40)

Balance. March 31, 2011	$1,060	$(2,380)	$(1,320)

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the three months ended March 31, 2012 and 2011 is as follows:

Three Months Ended March 31, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the period	$156	$(53)	$103
Reclassification adjustment for gains recognized in net income	(47)	16	(31)

Net unrealized gains	109	(37)	72

Other comprehensive income	$109	$(37)	$72

Three Months Ended March 31, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities
Unrealized holding losses arising during the period	$(53)	$18	$(35)
Reclassification adjustment for gains recognized in net income	(8)	3	(5)

Net unrealized losses	(61)	21	(40)

Other comprehensive income	$(61)	$21	$(40)

NOTE 13 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of March 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2012, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of March 31, 2012, the Company and Bank have capital levels that are in excess of the minimum capital level ratios required.

The Pennsylvania Banking Code restricts capital funds available for payment of dividends to the retained earnings of the Bank. The balances in the capital stock and surplus accounts are unavailable for dividends. Dividends from the Bank are the Company’s primary source of funds.

In addition, the Bank is subject to restrictions imposed by Federal law on certain transactions with the Company’s affiliates. These transactions include extensions of credit, purchases of or investments in stock issued by an affiliate, purchases of assets subject to certain exceptions, acceptance of securities issued by an affiliate as collateral for loans, and the issuance of guarantees, acceptances, and letters of credit on behalf of affiliates. These restrictions prevent the Company’s affiliates from borrowing from the Bank unless the loans are secured by obligations of designated amounts. Further, the aggregate value of such transactions between the Bank and a single affiliate is limited in amount to 10 percent of the Bank’s capital stock and surplus, and the aggregate value of such transactions with all affiliates is limited to 20 percent of the Bank’s capital stock and surplus. The Federal Reserve System has interpreted “capital stock and surplus” to include undivided profits.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of March 31, 2012	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$107,940	17.10%	≥		$50,510	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$104,193	16.52%	≥		$50,464	≥	8.0%	≥	$63,080	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$100,971	15.99%	≥		$25,255	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$97,382	15.44%	≥		$25,232	≥	4.0%	≥	$37,848	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$100,971	11.26%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$97,382	10.91%	≥	$	*	≥	*	≥	$44,610	≥	5.0%

PFSC - *3.0% ($26,893), 4.0% ($35,857) or 5.0% ($44,821) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,766), 4.0% ($35,688) or 5.0% ($44,610) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes					To Be “Well Capitalized”
As of December 31, 2011	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$105,259	17.03%	≥		$49,434	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$101,603	16.46%	≥		$49,388	≥	8.0%	≥	$61,734	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$98,443	15.93%	≥		$24,717	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$94,892	15.37%	≥		$24,694	≥	4.0%	≥	$37,040	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$98,443	10.92%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$94,892	10.63%	≥	$	*	≥	*	≥	$44,648	≥	5.0%

PFSC - *3.0% ($27,053), 4.0% ($36,071) or 5.0% ($45,089) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,789), 4.0% ($35,718) or 5.0% ($44,648) depending on the bank’s CAMELS Rating and other regulatory risk factors.

NOTE 14 — Merger

An Agreement and Plan of Merger (the “Agreement”) by and between the Company, the Bank and Old Forge Bank, was entered into on December 5, 2008. The Agreement provided for, among other things, the Company to acquire 100% of the outstanding common shares of Old Forge Bank through a two-step merger transaction. The Company consummated the acquisition of Old Forge Bank on April 1, 2009, at which time Old Forge Bank was merged with and into the Bank (the “Merger”). Following the Merger, the Bank continues to operate as a banking subsidiary of the Company.

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As of March 31, 2012, there were two such loans remaining with a carrying value of $208 and a credit fair value adjustment of $208. As of December 31, 2011, these same loans had a carrying value of $211 and a credit fair value adjustment of $211. As of March 31, 2011, these loans had a carrying value of $228 with a credit fair value adjustment of $228. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Three Months Ended March 31, 2012
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2011
Residential Mortgages	$—	$—	$—
Commercial	211	211	—
Consumer / Other	—	—	—

	211	211	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(3)	(3)	—
Consumer / Other	—	—	—

Total Payments	(3)	(3)	—

Balance, March 31, 2012	$208	$208	$—

Three Months Ended March 31, 2011
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(1)	(1)	—
Consumer / Other	—	—	—

Total Payments	(1)	(1)	—

Balance, March 31, 2011	$228	$228	$—

Note 15 — Fair Value Measurements

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Level I–Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level II–Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III–Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

Assets Measured at Fair Value on a Recurring Basis

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	March 31, 2012
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,913	$—	$77,913
Mortgage-backed securities:
Residential	—	27,879	—	27,879
States & political subdivisions:
Bank qualified tax exempt	—	62,305	—	62,305
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,061	—	—	1,061

Total securities available-for-sale	$1,061	$168,097	$—	$169,158

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,985	$—	$77,985
Mortgage-backed securities:
Residential	—	22,166	—	22,166
States & political subdivisions:
Bank qualified tax exempt	—	65,388	—	65,388
Corporate securities:
Aaa credit rating	—	1,004	—	1,004
Equity securities:
Financial services industry	943	—	—	943

Total securities available-for-sale	$943	$166,543	$—	$167,486

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2011. Goodwill and other identifiable intangibles were not evaluated during the three months ended March 31, 2012 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At March 31, 2012 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $5,243 were reduced by a specific valuation allowance allocation totaling $1,263, to a total reported fair value of $3,980 based on collateral valuations utilizing Level III valuation inputs.

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

Certain assets measured at fair value on a non-recurring basis as of March 31, 2012 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance March 31, 2012
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,032	$1,032
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,115	4,115
Federal Home Loan Bank stock	—	—	5,545	5,545
Other real-estate owned	—	1,786	—	1,786

Total non-financial assets	$—	$1,786	$37,090	$38,876

Certain assets measured at fair value on a non-recurring basis as of December 31, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,106	$1,106
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	2,876	2,876
Federal Home Loan Bank stock	—	—	4,953	4,953
Other real-estate owned	—	1,571	—	1,571

Total non-financial assets	$—	$1,571	$35,333	$36,904

A reconciliation of items in Level III for the three month period ended March 31, 2012 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333
Amortization of core deposit intangible	(74)	—	—	—	(74)
Increase in impaired loans	—	—	2,089	—	2,089
Decrease in impaired loans	—	—	(570)	—	(570)
Purchase of FHLB stock	—	—	—	840	840
Payments received	—	—	(280)	(248)	(528)

Balance, March 31, 2012	$1,032	$26,398	$4,115	$5,545	$37,090

A reconciliation of items in Level III for the year ended December 31, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$36,968
Amortization of core deposit intangible	(304)	—	—	—	(304)
Increase in impaired loans	—	—	2,586	—	2,586
Decrease in impaired loans	—	—	(2,178)	—	(2,178)
Payments received	—	—	(610)	(1,129)	(1,739)

Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at March 31, 2012 and December 31, 2011 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Loans

The loan portfolio, net of unearned income, has been valued by a third party specialist using quoted market prices, if available. When market prices were not available, a credit risk-based discounted cash flow analysis was utilized. The primary assumptions utilized in this analysis are the discount rate based on the LIBOR curve, adjusted for credit risk, and prepayment estimates based on factors such as refinancing incentives, age of the loan and seasonality. These assumptions were applied by loan category and different spreads were applied based upon prevailing market rates by category.

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

The carrying and fair values of certain financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,099	$27,099	$34,480	$34,480
Investment securities held-to-maturity	21,819	22,910	23,722	24,969
Loans, net	630,517	644,839	624,811	637,976
Bank owned life insurance	17,229	17,229	15,870	15,870
Demand deposits	516,000	516,000	505,790	505,790
Time deposits	208,929	212,199	214,728	218,163
Short-term borrowings	10,069	10,069	9,981	9,981
Long-term borrowings	54,016	57,649	58,220	62,125

Standby Letters of Credit	$(190)	$(190)	$(191)	$(191)

Note 16 — Subsequent Event

The largest property in other real estate owned with a carrying value of $792 was sold on April 24, 2012 with a total consideration of $900.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following commentary provides an overview of the financial condition at March 31, 2012, including any significant changes from December 31, 2011, and significant changes in the results of our operations for the three month periods ended March 31, 2012 and March 31, 2011.

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

Provision and Allowance for loan and lease losses–The provision for loan and lease losses charged to operating expense represents the adjustment that, in management’s judgment, is necessary to maintain the allowance for loan and lease losses at a level that is adequate to absorb probable losses inherent in the Company’s loan portfolio. The allowance for loan and lease losses is determined based on a documented and consistently applied methodology. This methodology considers all significant factors that affect the collectability of the loans within our portfolio, including past loan loss experience, management’s evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, merit recognition in estimating loan and lease losses.

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans–These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Income taxes–The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If projected income is not recognized, at all or in the amounts predicted, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 18 of the “Notes to Consolidated Financial Statements” in the Company’s most recent Annual Report on Form 10-K.

The Company and its subsidiary file income tax and other returns in the U.S. Federal jurisdiction, Pennsylvania state jurisdiction and certain local jurisdictions.

Management evaluated the Company’s tax positions and concluded that the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2008.

Fair Value Measurements–Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayment speeds and other factors. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value measurements are classified within one of three levels within a valuation hierarchy based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

Level I–quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level II–inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level III–inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level III when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

Other-than-temporary impairment of investments–Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Premium amortization–The amortization of premiums on mortgage-backed securities is done based on management’s estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

Loans purchased–Loans purchased as a result of the Merger were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

Loan servicing rights–Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed the fair value.

Time deposits–Time deposits acquired through the Merger have been recorded at their acquisition date fair value. The fair value of time deposits represents the present value of the time deposits’ expected contractual payments discounted by market rates for similar deposits. The fair value adjustment is amortized monthly based on a level yield methodology.

Securities sold under agreements to repurchase–The Company also offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities.

Core deposit intangible–The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding, such as brokered deposits, from market sources. Management utilized an income approach to present value the expected after tax cash flow benefits of the acquired core deposits. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Goodwill–Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professionally prepared qualitative test for goodwill impairment as of December 31, 2011. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As a result of such qualitative impairment test, management has determined that goodwill was not impaired at December 31, 2011.

Depreciation–Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

Comparison of Operating Results

	Three Months Ended March 31
	2012	2011
Interest Income	$9,659	$10,040
Interest Expense	1,481	1,897

Net Interest Income	8,178	8,143

Non-Interest Income	2,903	3,304

Non-Interest Expenses	7,277	7,450

Net Income	$2,772	$2,769

Total Revenue	$12,562	$13,344

Net Interest Margin	4.19%	4.16%
Return on Assets (ROA)	1.20%	1.21%
Return on Equity (ROE)	8.48%	8.96%

The Company reported net income for the three months ended March 31, 2012 of $2,772, or $0.85 per weighted average share, compared with $2,769, or $0.85 per weighted average share, from the year ago period, an increase of $3 or 0.1%. Pre-provision net interest income increased $35, or 0.4%. Net interest income, after provision for loan and lease losses, increased $212, or 2.7%, during the 2012 period, due to a reduction in interest expense of $416, or 21.9%, from lower funding costs and a $177, or 48.0%, decrease in the provision for loan and lease losses, offset by a decrease in interest income of $381, or 3.8%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $401, or 12.1%, largely due to the reversal of a contingent liability of $500 during the quarter ended March 31, 2011 recorded in connection with the 2009 acquisition of Old Forge Bank. Non-interest expenses decreased $173, or 2.3%, due to lower FDIC insurance expense and merchant transaction expenses offset by higher compensation expenses.

We have defined our “core operations” to exclude the reversal, in the three months ended in March 31, 2011, of a contingent liability recorded in connection with the acquisition of Old Forge Bank. Net income from core operations increased $333 for the three months ended March 31, 2012 to $2,772, compared to $2,439 for the same period in 2011. Net income from core operations is a non-GAAP measure of net income. A reconciliation of the net income from core operations and disclosure of the non-GAAP return on assets, return on equity and dividend payout ratio derived from that measure are described in the non-GAAP reconciliation included in this Quarterly Report on Form 10-Q.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

	Three Months Ended
	March 31, 2012	March 31, 2011
Homogeneous loan pools	$121	$151
Time deposits	11	30
Core deposit intangible expense	(49)	(55)

Net income from acquisition fair value adjustment	$83	$126

Accretion of the loan pools credit fair value adjustment and market rate fair value adjustment is calculated on a sum-of-the-years-digits basis over an eight year period. The fair value market rate adjustment of the time deposits is amortized monthly based on a level yield methodology over five years. The core deposit intangible established in connection with the 2009 acquisition of Old Forge Bank is being amortized over ten years from the date of acquisition on a sum-of-the-years-digits basis.

Net Interest Income and Net Interest Margin

Net interest income, the principal component of the Company’s earnings, is defined as the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings. Average interest-earning assets are composed primarily of loans and investments while deposits and short-term and long-term borrowings represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income (before the provision for loan and lease losses) increased $35, or 0.4%, to $8,178 for the three months ended March 31, 2012 compared to $8,143 for the three months ended March 31, 2011. The average yield on interest-earning assets decreased 16 basis points, or 3.2%.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income divided by average interest-earning assets. For the three months ended March 31, 2012, net interest margin increased 3 basis points to 4.19% from 4.16% in the same period of 2011.

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

Total average interest-earning assets and average interest-bearing liabilities decreased from the three months ended March 31, 2012. Average interest-earning assets decreased $4.1 million or 0.5%, from $840.6 million in 2011 to $836.5 million in 2012 and average interest-bearing liabilities decreased $22.1 million, or 3.3%, from $669.4 million to $647.3 million for the same period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), decreased for the three months ended March 31, 2012 and 2011, respectively, to 92.2% from 93.6%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the three months ended March 31, 2012 and 2011. Average loans as a percentage of average interest-earning assets increased from 73.2% in 2011 to 76.0% in 2012. Average investment securities decreased $21.6 million, or 10.1%, year over year, and as a percentage of interest-earning assets, decreased to 22.9% at March 31, 2012 from 25.4% at March 31, 2011. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, decreased as a percentage of average assets to 0.9% at March 31, 2012 from 1.3% at March 31, 2011. Average time deposits decreased $37.7 million, or 15.2%, from $248.6 million, or 37.1%, of interest-bearing liabilities in 2011 to $210.9 million, or 32.6%, of interest-bearing liabilities for the 2012 period. Also, during the three months ended March 31, 2012, average securities sold under agreements to repurchase decreased $9.4 million, or 49.0%, and average long-term borrowings decreased $10.7 million, or 15.9%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 39 basis points from 4.02% for the three months ended March 31, 2011 to 3.63% for the three months ended March 31, 2012. Also, average loan yields decreased 21 basis points from 5.42% for the three months ended March 31, 2011 to 5.21% for the three months ended March 31, 2012.

The average time deposit costs decreased 19 basis points from 1.49% for the three months ended March 31, 2011 to 1.30% for the three months ended March 31, 2012. In addition, the average cost of money market accounts decreased 14 basis points from 0.51% for the three months ended March 31, 2011 to 0.37% for the three months ended March 31, 2012.

Interest expense for the three months ended March 31, 2012 totaled $1,481, compared to $1,897 in 2011, a decrease of $416 or 21.9%. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2012 decreased to 0.92%, compared to 1.13% in 2011. Average interest-bearing liabilities decreased $22.1 or 3.3% to $647.3 from $669.4 in 2011. Average savings deposits increased $6.4, or 5.6%. Average time deposits decreased $37.7, or 15.2%, for the three months ended March 31, 2012 due primarily to the redemption of brokered certificates of deposit. Average time deposits represented 32.6% of average interest-bearing liabilities for the three months ended March 31, 2012, compared to 37.1% in 2011. Average demand non-interest bearing deposits increased $24.9, or 21.7%.

The historically low interest rates continue to stress our margin as funding costs have reached a low point and asset yields for the most part continue to price downward. The Dodd-Frank Act, which was enacted in July 2010, and the regulations that have been and will be promulgated under the Act, are expected to reduce our non-interest income, such as overdraft fees, and also increase compliance and regulatory costs.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended March 31, 2012 and March 31, 2011.

	March 31, 2012			March 31, 2011
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$103,071	$425	1.65%	$105,401	$533	2.02%
States & political subdivisions	64,155	691	6.53%	62,637	712	6.89%
Other	1,707	15	3.51%	5,038	14	1.11%
Held-to-maturity:
U.S. Agency obligations	21,001	214	4.08%	27,790	282	4.06%
States & political subdivisions	1,810	24	7.96%	12,443	155	7.55%
Loans, net of unearned income:
Real estate mortgages	296,959	3,853	5.19%	318,396	4,110	5.16%
Commercial real estate	185,719	2,123	4.57%	174,345	2,134	4.90%
Commercial	54,400	721	5.30%	38,559	571	5.92%
Consumer and other	99,063	1,590	7.32%	84,185	1,527	7.95%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	5,201	1	0.08%	5,957	—	—
Interest on balances with banks	3,393	2	0.24%	5,893	2	0.14%

Total Interest-Earning Assets/Total Interest Income	836,479	$9,659	4.90%	840,644	$10,040	5.06%

Cash and due from banks	24,896			10,381
Bank premises and equipment	13,705			13,438
Accrued interest receivable	3,035			3,395
Goodwill	26,398			26,398
Bank owned life insurance	16,352			15,427
Other assets	11,076			11,652
Less: Allowance for loan and lease losses	6,685			6,479

Total Assets	$925,256			$914,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$88,387	$64	0.29%	$70,154	$72	0.41%
Savings	121,134	55	0.18%	114,726	77	0.27%
Money markets	159,618	148	0.37%	147,306	186	0.51%
Time - Over $100	83,938	313	1.49%	84,077	370	1.76%
Time - Other	126,958	376	1.18%	164,555	557	1.35%
Federal funds purchased	100	—	—	—	—	—
Securities sold under agreements to repurchase	9,774	8	0.33%	19,228	24	0.50%
Short-term borrowings	997	1	0.40%	2,212	3	0.54%
Long-term borrowings	56,443	516	3.66%	67,101	608	3.62%

Total Interest Bearing Liabilities/Total Interest Expense	647,349	$1,481	0.92%	669,359	$1,897	1.13%

Demand - Non-interest bearing	139,795			114,873
All other liabilities	7,282			7,008
Stockholders’ equity	130,830			123,616

Total Liabilities and Stockholders’ Equity	$925,256			$914,856

Interest Spread			3.98%			3.93%

Net Interest Income		$8,178			$8,143

FINANCIAL RATIOS
Net interest margin (1)			4.19%			4.16%
Return on average assets			1.20%			1.21%
Return on average equity			8.48%			8.96%
Average equity to average assets			14.14%			13.51%
Dividend payout ratio			49.41%			49.41%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $590 and $594 for the three months ended March 31, 2012 and 2011, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During the three months ended March 31, 2012, the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was at 8.9% at February 29, 2012. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank applies its allowance methodology in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statements, as amended, and GAAP to assess the adequacy of its allowance for loan and lease losses. Under GAAP, the adequacy of the allowance for loan and lease losses is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 for large groups of smaller balance homogeneous loans to be collectively evaluated for impairment. Loans are identified by the Bank’s rating system, past due reports, watch list and sensitivity to economic factors and are then collectively evaluated for impairment compared to other loans utilizing standard criteria. Consideration is given to current local economic conditions which the Company continues to classify as recessionary.

The Bank’s historical analysis of loss factors, which utilizes a rolling twenty quarters, but assigns greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances calculated by dollar amount. This change in our methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area. The Bank’s provision for loan and lease losses for the quarter ended March 31, 2012 was allocated primarily to commercial real estate and consumer portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “General Notes to Financial Statements – Note 6 – Loan Portfolio”.

There were no changes in the methodology of determining the allowance for loan losses during the three months ended March 31, 2012. Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets locally, in determining the allowance for loan losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan loss methodology with actual losses.

Based on this methodology, management made a provision for loan and lease losses of $192 for the three month period ended March 31, 2012, compared to a $369 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $6,811 at March 31, 2012 compared to $6,800 at March 31, 2011. The amount and number of charge-offs and foreclosures during the periods indicated are as follows:

At:	At and For The Three Months Ended March 31, 2012	At and For The Twelve Months Ended December 31, 2011	At and For The Three Months Ended March 31, 2011
Provision for loan and lease losses	$192	$2,381	$369
Allowance for loan and lease losses to non-performing loans	278.80%	211.97%	137.85%
Non-performing loans to period end loans	0.38%	0.50%	0.81%
Ratio of charged-off loans to average loans	0.02%	0.37%	0.02%
Ratio of foreclosed loans to average loans	0.08%	0.38%	0.01%

At:	At and For The Three Months Ended March 31, 2012		At and For The Twelve Months Ended December 31, 2011		At and For The Three Months Ended March 31, 2011
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$101	17	$2,300	90	$115	15
Foreclosures completed	479	5	2,370	14	80	3
Non-performing loans	2,443	71	3,166	77	4,933	79

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of March 31, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	March 31, 2012	December 31, 2011
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$363	$368
Restructured Loans Included in Non-Accrual Loans or Accruing Loans
Past Due 90 Days or More	—	—

Total Restructured Loans	$363	$368

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

The methodology for determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. Accordingly, there can be no assurance that existing levels of the allowance will ultimately prove adequate to cover actual loan and lease losses. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions or reductions to the allowance may be necessary as a result of changes in economic conditions and other factors. As a result, our allowance for loan and lease losses may not be sufficient to cover actual loan and lease losses, and future provisions for loan and lease losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Discussions with these regulatory agencies may result in adjustments to the Company’s allowance based on judgments about information available to the agencies at the time of their examination.

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial loans over the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At March 31, 2012, management believes the allowance for loan and lease losses is adequate to absorb probable loan and lease losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended March 31, 2012 and March 31, 2011, respectively:

Three Months Ended:	March 31, 2012	March 31, 2011
Trust department income	$362	$398
Service charges on deposit accounts	459	472
Merchant transaction income	1,207	1,242
Brokerage fee income	57	56
Other fee income	403	378
Bank-owned life insurance income	118	120
Other operating income	250	630
Realized gains (losses) on securities, net	47	8

Total Non-Interest Income	$2,903	$3,304

Total non-interest income decreased $401, or 12.1%, to $2,903 for the three months ended March 31, 2012, compared with $3,304 for the same period in 2011. This decrease was primarily attributable to a decrease of $380 in other operating income due to the reversal of a contingent liability of $500 during the quarter ended March 31, 2011 recorded in connection with the Merger, as well as a decrease in trust department income due to lower estate fees, a decrease in service charges on deposit accounts due to decreased overdraft activity and a decrease in merchant transaction income due to lower volume. The decrease in total non-interest income for the three months ended March 31, 2012 was offset by an increase in other fee income resulting from increased debit card revenue due to an increased number of accounts as well as an increase in net realized gains on securities.

Non-Interest Expenses

The following table sets forth information by category of non-interest income for the Company for the three months ended March 31, 2012 and March 31, 2011, respectively:

Three Months Ended:	March 31, 2012	March 31, 2011
Salaries and employee benefits	$3,651	$3,525
Expense of premises and equipment, net	837	1,021
Merchant transaction expenses	731	833
FDIC insurance assessments	110	242
Other operating expenses	1,948	1,829

Total Non-Interest Expenses	$7,277	$7,450

Total non-interest expenses decreased $173, or 2.3%, to $7,277 for the three months ended March 31, 2012 compared with $7,450 for the same period in 2011. Salaries and employee benefits increased $126, or 3.6%, primarily attributable to merit-based increases, as well as an increase of $119, or 6.5%, in operating expenses resulting from increased Pennsylvania shares tax expense and other real estate owned expenses. These increases in total non-interest expenses were partially offset by a decrease in FDIC insurance assessments of $132, or 54.5%, resulting from new FDIC bank pricing methodology that affected the three months ended March 31, 2012; a decrease in merchant transaction expenses of $102, or 12.2%, due to lower volume and a decrease in premises and fixed asset expenses due primarily to lower occupancy and depreciation expense.

Income Taxes

Applicable income taxes decreased $19, or 2.2%, primarily due to lower taxable income for the three months ended March 31, 2012.

Cash Equivalents and Investments

The Company’s investment portfolio has two primary functions: to provide liquidity and to contribute to earnings. To provide liquidity, the Company may invest in short-term securities such as Federal funds sold and interest-bearing deposits with banks, which are classified as cash equivalents, as well as U.S. Treasury securities and U.S. Agency securities with maturities of one year or less. These funds are invested on a short-term basis to ensure the availability of funds to meet customer demand for credit needs.

The Company enhances interest income by securing long-term investments within its investment portfolio by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio:

	March 31, 2012	December 31, 2011
U.S. Agency obligations	$77,913	$77,985
Mortgage-backed securities	47,887	$44,078
States & political subdivisions	64,116	67,198
Corporate securities	—	1,004

Total Debt Securities	189,916	190,265
Equity Securities	1,061	943

Total Investment Securities	$190,977	$191,208

Loan Portfolio

Details regarding the Company’s loan portfolio are as follows:

As of:	March 31, 2012	December 31, 2011
Construction and land development
Residential real estate	$5,305	$5,064
Commercial real estate	20,339	20,541
Commercial secured by real estate	186,027	188,334
Residential real estate	265,713	276,579
Commercial loans	60,129	55,482
Credit card and related plans	3,025	3,242
Installment and other	58,503	59,170
Obligations of states & political subdivisions	38,287	23,110

Loans, net of unearned income	637,328	631,522
Less: Allowance for loan and lease losses	6,811	6,711

Loans, net	$630,517	$624,811

There were no purchased loans during the three months ended March 31, 2012, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2012 were primarily commercial and municipal loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 75% and 78% of total loans at March 31, 2012 and December 31, 2011, respectively. Recent economic conditions and recessionary concerns have resulted in lower levels of loan demand. The decline ratio on loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at March 31, 2012. Management uses available information to estimate probable losses on loans, while future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) that management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.07% at March 31, 2012, compared to 1.06% at December 31, 2011 and 1.11% at March 31, 2011.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The unemployment rate for the Scranton/Wilkes-Barre metropolitan area was 8.9% at February 29, 2012. The region still leads the state’s 14 metro areas with the highest unemployment rate for twenty-two consecutive months, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. Average home prices nationally during 2012 were down 4.0% from the first quarter of 2011, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual loans
Residential real estate	$1,609	$2,006	$2,477
Commercial real estate	348	591	1,235
Commercial loans	427	477	1,154
Consumer loans	59	92	67

Total non-performing loans	$2,443	$3,166	$4,933

Other real estate owned	1,786	1,571	883

Total non-performing assets	$4,229	$4,737	$5,816

Loans past due 90 days or more and accruing:
Residential real estate	$774	$641	$903
Commercial real estate	—	11	85
Guaranteed student loans	209	113	60
Credit card loans	13	6	26
Commercial loans	—	—	—
Consumer loans	2	3	34

Total loans past due 90 days or more and accruing	$998	$774	$1,108

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

During the second quarter of 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2012, the Company had $6,719 of TERI-guaranteed loans out of a total student loan portfolio of $13,963. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of March 31, 2012, $33 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,443 and $4,933 at March 31, 2012 and 2011, respectively. We believe that the 2012 decrease in non-accrual loans reflects management’s focused efforts to proactively address delinquent accounts. The decrease in loans that are 90 days or more and accruing reflects, in part, the decision to place more loans on non-accrual status when there is a likelihood that such loans will proceed to foreclosure. Further, the decrease in non-accrual loans was due in part to the completion of certain foreclosure actions that increased the level of other real estate owned to $1,786 at March 31, 2012 compared to $883 at March 31, 2011.

Real estate loans of $774 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and that are in the process of collection.

If interest on non-accrual loans had been accrued, such income would have been $53 and $91 for the three months ended March 31, 2012 and March 31, 2011, respectively. Interest income on non-accrual loans, which is recorded only when received, amounted to $0 for each of the three months ended March 31, 2012 and March 31, 2011, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

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

As of March 31, 2012, the Company had total impaired loans of $5,243. Of the total allowance for loan and lease losses, $1,128 was specifically related to these impaired loans at March 31, 2012.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Three Months Ended:	March 31, 2012	March 31, 2011
Balance at beginning of period	$6,711	$6,500
Charge-offs:
Residential real estate mortgages	—	61
Commercial real estate	33	—
Commercial loans	5	—
Credit card and related plans	8	20
Installment loans	55	34

Total charge-offs	101	115

Recoveries:
Residential real estate mortgages	1	18
Commercial real estate	5	—
Commercial loans	—	1
Credit card and related plans	—	1
Installment loans	3	26

Total recoveries	9	46

Net charge-offs (recoveries)	92	69

Provision charged to operations	192	369

Balance at End of Period	$6,811	$6,800

Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	0.01%

The allowance for loan and lease losses at March 31, 2012 was $6,811 or 1.07% of total loans compared to $6,800 or 1.11% of total loans at March 31, 2011.

The allowance for loan and lease losses was allocated as follows:

As of:	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	%*	Amount	%*	Amount	%*
Residential real estate	$2,857	43%	$2,855	44%	$788	49%
Commercial real estate and all others	3,126	49%	3,087	47%	4,209	42%
Credit card and related plans	327	0%	319	1%	359	1%
Personal installment loans	501	8%	450	8%	1,444	8%

Total	$6,811	100%	$6,711	100%	$6,800	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

Our non-performing loans decreased from $4,933, at March 31, 2011, to $2,433 at March 31, 2012. As of March 31, 2012, our non-performing loans were comprised of thirty-nine loans of which eleven loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. The decrease in the non-performing loans can be attributed, to a large extent, to a large land development credit, which was transferred to OREO in the third quarter of 2011.

As of March 31, 2012, the total of the allowance for loan and lease losses was $6,811. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

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

Other Real Estate Owned

The Bank has eleven properties in other real estate owned as of March 31, 2012. Of the eleven properties, two are commercial with a carrying value of $892; the remaining nine properties are residential. As of March 31, 2011 the Bank had five properties in other real estate owned, which represented four relationships. Three of the properties were commercial and two were residential.

The largest property in other real estate owned with a carrying value of $792 was sold on April 24, 2012 with a total consideration of $900.

Presently, there are thirteen properties in the process of foreclosure. Twelve of these properties are residential with the largest having a balance of $207. The commercial property has a balance of $155.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	March 31, 2012	December 31, 2011
Demand - Non-interest bearing	$140,982	$134,799
Demand - Interest bearing	90,165	85,111
Savings	123,261	120,269
Money markets	161,592	165,611
Time - Over $100,000	83,729	84,828
Time - Other	125,200	129,900

Total Deposits	$724,929	$720,518

The Company largely relies on its core deposit base of checking and savings accounts to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

In general, as interest rates in the economy change, some deposits migrate towards investments with higher anticipated yields. Historically, the Bank’s core deposits have been stable.

As of March 31, 2012, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $23.2 million. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. The balance of this funding as of March 31, 2012 and December 31, 2011 was $23.0 million and $23.2 million, respectively. The brokered certificates of deposit issued were generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding. As of March 31, 2012, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $23.0 million, or 3.2%, of total deposits, compared to $23.2 million, or 3.2%, at December 31, 2011.

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

The Company offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At March 31, 2012, the Company had $204,744 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $34,422 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $16,571, an overnight Federal funds line of credit of $19,000 with PNC Bank, an overnight Federal funds line of credit of $5,000 with Wells Fargo and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

The Company’s total risk-based capital ratio was 17.10% at March 31, 2012. The Bank’s total risk-based capital ratio was 16.52% at March 31, 2012, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

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

The following table presents the reconciliation of non-GAAP financial measures to reported GAAP financial measures:

	Three Months Ended March 31,
	2012	2011	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$7,986	$7,774	$212
Non-interest income	2,903	3,304	(401)
Non-interest expense	(7,277)	(7,450)	173
Income tax (provision) benefit	(840)	(859)	19

Net income	2,772	2,769	3

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	—	(500)	500

Total adjustments pre-tax	—	(500)	500
Income tax provision (benefit)	—	170	(170)

After tax adjustments to GAAP	—	(330)	330

Adjusted “net income from core operations”	$2,772	$2,439	$333

Adjusted Return on Average Assets	1.20%	1.07%
Adjusted Return on Average Equity	8.48%	7.89%
Adjusted Dividend Payout Ratio	49.41%	56.76%

Return on average equity (ROE) and return on average assets (ROA) for the three months ended March 31, 2012 was 8.48% and 1.20%, respectively. ROE was 8.96% (7.89% excluding the reversal of a contingent liability) and

1.21% (1.07% excluding the reversal of a contingent liability) for the same period last year. The dividend payout ratio was 49.41% for the three months ended March 31, 2012 and 49.41% (56.76% excluding the reversal of a contingent liability) for the same period last year.

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	00000000	00000000	00000000
	March 31, 2012	December 31, 2011	March 31, 2011
Loans, net of unearned income	$637,328	$631,522	$611,021
Credit fair value adjustment on purchased loans	2,144	2,343	3,290

Total adjusted loans	$639,472	$633,865	$614,311

	March 31, 2012	December 31, 2011	March 31, 2011
Allowance for loan and lease losses	$6,811	$6,711	$6,800
Credit fair value adjustment on purchased loans	2,144	2,343	3,290

Total adjusted allowance	$8,955	$9,054	$10,090

Total adjusted allowance to adjusted loans	1.40%	1.43%	1.64%

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

The Company’s exposure to market risk is reviewed on a regular basis by the Company’s board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. Management believes the Company’s market risk is reasonable at this time.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s financial instruments, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2011.

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

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2012. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	—	—	—	—
February 1 – February 29, 2012	800	$38.62	—	—
March 1 – March 31, 2012	—	—	—	—

Total	800	$38.62	—	—

(1)	These shares were purchased through the Trust department of the Bank in open-market transactions, other than through a publicly announced plan, in order to partially fund an award of restricted stock under the Company’s 2008 Long Term Incentive Plan.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

3.1	Amended and Restated Bylaws of Penseco Financial Services Corporation, effective February 21, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the SEC on February 27, 2012).

3.2	Articles of Amendment to the Articles of Incorporation of Penseco Financial Services Corporation, effective February 23, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the SEC on February 27, 2012).

31.1	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Financial Officer

32	Section 1350 Certifications

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best
President and CEO
(Principal Executive Officer)

Dated: May 7, 2012

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated: May 7, 2012