Form 10-Q
period 2012-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2012-08-09
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on August 1, 2012 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011 *
ASSETS
Cash and due from banks	$11,236	$13,184
Interest bearing balances with banks	8,805	21,296
Federal funds sold	—	—

Cash and Cash Equivalents	20,041	34,480
Investment securities:
Available-for-sale, at fair value	165,277	167,486
Held-to-maturity (fair value of $20,734 and $24,969, respectively)	19,609	23,722

Total Investment Securities	184,886	191,208
Loans, net of unearned income	638,970	631,522
Less: Allowance for loan and lease losses	6,938	6,711

Loans, Net	632,032	624,811
Bank premises and equipment	14,423	13,095
Other real estate owned	726	1,571
Accrued interest receivable	3,093	3,252
Goodwill	26,398	26,398
Bank owned life insurance	17,361	15,870
Federal Home Loan Bank stock	5,268	4,953
Other assets	10,165	9,894

Total Assets	$914,393	$925,532

LIABILITIES
Deposits:
Non-interest bearing	$139,183	$134,799
Interest bearing	573,217	585,719

Total Deposits	712,400	720,518
Other borrowed funds:
Securities sold under agreements to repurchase	10,488	9,981
Short-term borrowings	—	—
Long-term borrowings	51,792	58,220
Accrued interest payable	756	1,010
Other liabilities	8,590	8,470

Total Liabilities	784,026	798,199

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized,
3,276,079 shares issued and outstanding	33	33
Surplus	48,875	48,865
Retained earnings	81,290	78,713
Accumulated other comprehensive income	169	(278)

Total Stockholders’ Equity	130,367	127,333

Total Liabilities and Stockholders’ Equity	$914,393	$925,532

*	as restated see note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011 *
INTEREST INCOME
Interest and fees on loans and leases	$8,179	$8,328
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	615	745
States & political subdivisions	667	857
Other securities	13	15
Interest on Federal funds sold	—	—
Interest on balances with banks	2	4

Total Interest Income	9,476	9,949

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	300	363
Interest on other deposits	614	955
Interest on other borrowed funds	493	604

Total Interest Expense	1,407	1,922

Net Interest Income	8,069	8,027
Provision for loan and lease losses	114	899

Net Interest Income After Provision for Loan and Lease Losses	7,955	7,128

NON-INTEREST INCOME
Trust department income	341	385
Service charges on deposit accounts	468	519
Merchant transaction income	891	931
Brokerage fee income	84	77
Other fee income	461	431
Bank-owned life insurance income	131	125
Other operating income	181	315
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	69	272

Total Non-Interest Income	2,626	3,055

NON-INTEREST EXPENSES
Salaries and employee benefits	3,490	3,313
Expense of premises and equipment, net	715	806
Merchant transaction expenses	596	666
FDIC insurance assessments	120	180
Other operating expenses	2,340	1,971

Total Non-Interest Expenses	7,261	6,936

Income before income taxes	3,320	3,247
Applicable income taxes	721	685

Net Income	$2,599	$2,562

Weighted average shares outstanding — Basic	3,276,079	3,276,079
Weighted average shares outstanding — Diluted	3,276,122	3,276,079
Earnings per Common Share — Basic	$0.79	$0.78
Earnings per Common Share — Diluted	$0.79	$0.78
Cash Dividends Declared Per Common Share	$0.42	$0.42

*	as restated see note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011 *
INTEREST INCOME
Interest and fees on loans and leases	$16,466	$16,670
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	1,254	1,560
States & political subdivisions	1,382	1,724
Other securities	29	29
Interest on Federal funds sold	—	—
Interest on balances with banks	4	6

Total Interest Income	19,135	19,989

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	612	733
Interest on other deposits	1,258	1,847
Interest on other borrowed funds	1,018	1,239

Total Interest Expense	2,888	3,819

Net Interest Income	16,247	16,170
Provision for loan and lease losses	306	1,268

Net Interest Income After Provision for Loan and Lease Losses	15,941	14,902

NON-INTEREST INCOME
Trust department income	703	783
Service charges on deposit accounts	927	991
Merchant transaction income	2,098	2,173
Brokerage fee income	141	133
Other fee income	864	809
Bank-owned life insurance income	249	245
Other operating income	431	945
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	116	280

Total Non-Interest Income	5,529	6,359

NON-INTEREST EXPENSES
Salaries and employee benefits	7,204	6,903
Expense of premises and equipment, net	1,552	1,827
Merchant transaction expenses	1,327	1,499
FDIC insurance assessments	230	422
Other operating expenses	4,288	3,800

Total Non-Interest Expenses	14,601	14,451

Income before income taxes	6,869	6,810
Applicable income taxes	1,540	1,522

Net Income	$5,329	$5,288

Weighted average shares outstanding — Basic	3,276,079	3,276,079
Weighted average shares outstanding — Diluted	3,276,100	3,276,079
Earnings per Common Share — Basic	$1.63	$1.61
Earnings per Common Share — Diluted	$1.63	$1.61
Cash Dividends Declared Per Common Share	$0.84	$0.84

*	as restated see note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011 *
Net Income	$2,599	$2,562

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	415	1,617
Less: reclassification adjustment for gains included in net income	40	179

Other comprehensive income (loss)	375	1,438

Comprehensive Income	$2,974	$4,000

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011 *
Net Income	$5,329	$5,288

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	518	1,580
Less: reclassification adjustment for gains included in net income	71	182

Other comprehensive income (loss)	447	1,398

Comprehensive Income	$5,776	$6,686

*	as restated see note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2011 *	$33	$48,865	$75,036	$(2,158)	$121,776
Net income *	—	—	2,562	—	2,562
Other comprehensive income (loss)				1,438	1,438
Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, June 30, 2011 *	$33	$48,865	$76,222	$720	$124,400

Balance, March 31, 2012 *	$33	$48,865	$80,067	$206	$128,759
Stock-based compensation		10			10
Net income	—	—	2,599	—	2,599
Other comprehensive income (loss)				375	375
Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, June 30, 2012	$33	$48,875	$81,290	$169	$130,367

*	as restated see note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2010 *	$33	$48,865	$73,686	$(2,118)	$120,466
Net income *	—	—	5,288	—	5,288
Other comprehensive income				1,398	1,398
Cash dividends declared ($0.84 per share)	—	—	(2,752)	—	(2,752)

Balance, June 30, 2011 *	$33	$48,865	$76,222	$(720)	$124,400

Balance, December 31, 2011 *	$33	$48,865	$78,713	$(278)	$127,333
Stock-based compensation		10			10
Net income	—	—	5,329	—	5,329
Other comprehensive income				447	447
Cash dividends declared ($0.84 per share)	—	—	(2,752)	—	(2,752)

Balance, June 30, 2012	$33	$48,875	$81,290	$169	$130,367

* as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011 *
OPERATING ACTIVITIES
Net Income	$5,329	$5,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	455	543
Provision for loan and lease losses	306	1,268
Stock-based compensation	10	—
Deferred income tax provision (benefit)	72	129
Amortization of securities, (net of accretion)	134	247
Net realized (gains) losses on securities	(116)	(280)
(Gain) loss on other real estate	(27)	(245)
Decrease (increase) in interest receivable	159	407
(Increase) decrease in bank owned life insurance	(249)	(245)
(Increase) decrease in other assets	(343)	(1,314)
Increase (decrease) in income taxes payable	1,510	1,567
(Decrease) increase in interest payable	(254)	(112)
(Decrease) increase in other liabilities	(1,283)	(2,927)

Net cash provided (used) by operating activities	5,703	4,326

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(7,343)	(5,255)
Purchase of investment securities to be held-to-maturity	—	—
Proceeds from investment securities available-for-sale	7,368	29,985
Proceeds from repayments of investment securities available-for-sale	2,871	1,865
Proceeds from repayments of investment securities held-to-maturity	4,083	8,759
Net loans (originated) repaid	(8,336)	(4,741)
Proceeds from other real estate	1,346	864
Investment in premises and equipment	(1,783)	(420)
Purchase of bank owned life insurance	(1,242)	—
Purchase of Federal Home Loan Bank stock	(840)	—
Proceeds from Federal Home Loan Bank share buyback	525	593

Net cash (used) provided by investing activities	(3,351)	31,650

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	9,814	23,993
Net (payments) proceeds on time deposits	(17,932)	1,830
Increase (decrease) in securities sold under agreements to repurchase	507	2,771
Net (decrease) increase in short-term borrowings	—	(8,281)
Increase in long-term borrowings	—	—
Payments on long-term borrowings	(6,428)	(6,268)
Cash dividends paid	(2,752)	(2,752)

Net cash (used) provided by financing activities	(16,791)	11,293

Net (decrease) increase in cash and cash equivalents	(14,439)	47,269
Cash and cash equivalents at January 1	34,480	14,219

Cash and cash equivalents at June 30	$20,041	$61,488

The Company paid interest and income taxes of $3,142 and $950 and $3,931 and $1,840 during the six months ended June 30, 2012 and 2011, respectively.

*	as restated see note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2012

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

All dollar amounts are presented in thousands of dollars, except per share amounts.

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3 — Earnings per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each reporting period. Diluted earnings per share include restricted stock awards, issuable after a vesting period, calculated on the “Treasury Stock Method”. Restricted stock awards are issued subject to forfeiture during the vesting period.

Three months ended June 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,599	3,276,079	$0.79
Shares includable	—	43	—

Diluted EPS	$2,599	3,276,122	$0.79

Three months ended June 30, 2011 *	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,562	3,276,079	$0.78
Shares includable	—	—	—

Diluted EPS	$2,562	3,276,079	$0.78

*	as restated see note 18

Six months ended June 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$5,329	3,276,079	$1.63
Shares includable	—	21	—

Diluted EPS	$5,329	3,276,100	$1.63

Six months ended June 30, 2011 *	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$5,288	3,276,079	$1.61
Shares includable	—	—	—

Diluted EPS	$5,288	3,276,079	$1.61

*	as restated see note 18

NOTE 4 — Use of Estimates

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

NOTE 5 — Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6 — Investment Securities

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

The amortized cost and fair value of investment securities at June 30, 2012 and December 31, 2011 are as follows:

Available-for-Sale

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,086	$781	$—	$77,867
Mortgage-backed securities	25,604	998	—	26,602
States & political subdivisions	55,161	4,520	—	59,681
Corporate securities	—	—	—	—

Total Debt Securities	157,851	6,299	—	164,150
Equity securities	800	344	17	1,127

Total Available-for-Sale	$158,651	$6,643	$17	$165,277

Available-for-Sale

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,150	$847	$12	$77,985
Mortgage-backed securities	21,270	896	—	22,166
States & political subdivisions	61,405	3,987	4	65,388
Corporate securities	1,002	2	—	1,004

Total Debt Securities	160,827	5,732	16	166,543
Equity securities	709	288	54	943

Total Available-for-Sale	$161,536	$6,020	$70	$167,486

Held-to-Maturity

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$18,291	$1,104	$—	$19,395
States & political subdivisions	1,318	21	—	1,339

Total Held-to-Maturity	$19,609	$1,125	$—	$20,734

Held-to-Maturity

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$21,912	$1,207	$—	$23,119
States & political subdivisions	1,810	40	—	1,850

Total Held-to-Maturity	$23,722	$1,247	$—	$24,969

Equity securities at June 30, 2012 and December 31, 2011 consisted primarily of common stock of companies in the financial services industry.

A summary of transactions involving available-for-sale debt securities for the six months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Proceeds from sales	$—	$15,318
Gross realized gains	—	145
Gross realized losses	—	—

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
June 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less:
U.S. Agency securities	$20,085	$20,204	$—	$—
After one year through five years:
U.S. Agency securities	57,001	57,663	—	—
States & political subdivisions	169	173	—	—
After five years through ten years:
States & political subdivisions	1,422	1,557	1,318	1,339
After ten years:
States & political subdivisions	53,570	57,951	—	—

Subtotal	132,247	137,548	1,318	1,339
Mortgage-backed securities	25,604	26,602	18,291	19,395

Total Debt Securities	$157,851	$164,150	$19,609	$20,734

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 are as follows:

	Less than twelve months		Twelve months or more		Totals
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$—	$—	$—	$—	$—	$—
States & political subdivisions	—	—	—	—	—	—
Equities	61	5	89	12	150	17

Total	$61	$5	$89	$12	$150	$17

	Less than twelve months		Twelve months or more		Totals
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$13,001	$12	$—	$—	$13,001	$12
States & political subdivisions	489	4	—	—	489	4
Equities	136	29	100	25	236	54

Total	$13,626	$45	$100	$25	$13,726	$70

At June 30, 2012, three securities had unrealized losses for less than twelve months and two securities had been in an unrealized loss position for twelve or more months. At December 31, 2011, ten securities had unrealized losses for less than twelve months and five securities had been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations and not credit quality. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

NOTE 7 — Loan Portfolio

Details regarding the Company’s loan portfolio during the periods indicated are as follows:

	June 30,	December 31,
As of:	2012	2011
Loans secured by real estate:
Construction and land development
Residential real estate	$4,642	$5,064
Commercial real estate	18,521	20,541
Secured by 1-4 family residential properties:
Revolving, open-end loans	30,241	30,897
Secured by first liens	201,606	214,198
Secured by junior liens	20,468	21,858
Secured by multi-family properties	14,811	9,626
Secured by non-farm, non-residential properties	189,204	188,334
Commercial and industrial loans to U.S. addressees	62,755	55,482
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,051	3,242
Other (installment and student loans, etc.)	48,790	49,574
Obligations of states & political subdivisions	30,857	23,110
All other loans	14,024	9,596

Gross Loans	638,970	631,522
Less: Unearned income on loans	—	—

Loans, net of unearned income	$638,970	$631,522

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of June 30, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$41	$73	$423	$537	$107,099	$107,636	$—
Commercial real estate:
Commercial real estate — construction	—	—	—	—	18,521	18,521	—
Commercial real estate — other	316	—	145	461	188,743	189,204	—
Consumer:
Consumer — credit card	23	1	12	36	3,015	3,051	12
Consumer — other	2	—	—	2	4,755	4,757	—
Consumer — auto	109	19	32	160	30,399	30,559	1
Student loans — TERI	137	39	28	204	6,394	6,598	—
Student loans — other	139	151	96	386	6,490	6,876	96
Residential:
Residential — prime	543	904	2,832	4,279	267,489	271,768	1,447

Total	$1,310	$1,187	$3,568	$6,065	$632,905	$638,970	$1,556

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$23	$—	$477	$500	$87,688	$88,188	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	20,541	20,541	—
Commercial real estate — other	331	—	602	933	187,401	188,334	11
Consumer:
Consumer — credit card	34	11	6	51	3,191	3,242	6
Consumer — other	28	—	10	38	6,825	6,863	—
Consumer — auto	156	5	24	185	29,889	30,074	3
Student loans — TERI	14	62	61	137	6,117	6,254	—
Student loans — other	243	103	113	459	5,924	6,383	113
Residential:
Residential — prime	2,429	1,155	2,647	6,231	275,412	281,643	641

Total	$3,258	$1,336	$3,940	$8,534	$622,988	$631,522	$774

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

Credit Quality Indicators as of June 30, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$105,683	$16,765	$177,768
Criticized	1,031	1,756	3,024
Substandard	922	—	8,412

Total	$107,636	$18,521	$189,204

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$270,382	$3,039	$4,757	$30,527	$6,570	$6,780
Non-performing	1,386	12	—	32	28	96

Total	$271,768	$3,051	$4,757	$30,559	$6,598	$6,876

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

Impaired Loans

June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$145	$145	$—	$145	$—
Commercial	423	423	—	423	—
Consumer — TERI	28	28	—	30	—
Consumer — other	—	—	—	—	—
Consumer — auto	30	30	—	23	—
Residential real estate	822	822	—	853	—
With an allowance recorded:
Commercial real estate — construction	—	—	—	—	—
Commercial real estate — other	2,576	2,576	600	2,535	73
Commercial	358	358	358	358	11
Residential real estate	564	564	335	566	21

Total:	$4,946	$4,946	$1,293	$4,933	$105

Commercial real estate	$2,721	$2,721	$600	$2,680	$73
Commercial	$781	$781	$358	$781	$11
Consumer	$58	$58	$—	$53	$—
Residential real estate	$1,386	$1,386	$335	$1,419	$21

Impaired Loans

December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$591	$591	$—	$390	$—
Commercial	—	—	—	—	—
Consumer — TERI	61	61	—	65	—
Consumer — other	10	10	—	10	—
Consumer — auto	21	21	—	32	—
Residential real estate	806	806	—	1,081	—
With an allowance recorded:
Commercial real estate — construction	—	—	—	—	—
Commercial real estate — other	—	—	—	—	—
Commercial	845	845	443	1,000	28
Residential real estate	1,200	1,200	215	1,057	—

Total:	$3,534	$3,534	$658	$3,635	$28

Commercial real estate	$591	$591	$—	$390	$—
Commercial	$845	$845	$443	$1,000	$28
Consumer	$92	$92	$—	$107	$—
Residential real estate	$2,006	$2,006	$215	$2,138	$—

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2012	December 31, 2011
Commercial	$423	$477
Commercial real estate:
Commercial real estate — construction	—	—
Commercial real estate — other	145	591
Consumer:
Student loans — TERI	28	61
Student loans — other	—	—
Consumer — other	—	10
Consumer — auto	30	21
Residential:
Residential real estate	1,386	2,006

Total	$2,012	$3,166

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the six months ended June 30, 2012 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(5)	(33)	(75)	—	(18)	—	(131)
Recoveries	—	5	46	1	—	—	52
Provision	18	76	173	—	39	—	306

Ending balance 06/30/12	$806	$2,342	$594	$2,856	$340	$—	$6,938
Ending balance: Individually evaluated for impairment	358	600	—	335	—	—	1,293

Ending balance: Collectively evaluated for impairment	$448	$1,742	$594	$2,521	$340	$—	$5,645

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$107,636	$207,725	$48,790	$271,768	$3,051	$—	$638,970

Ending balance: Individually evaluated for impairment	781	2,721	58	1,386	—	—	4,946

Ending balance: Collectively evaluated for impairment	$106,855	$205,004	$48,732	$270,382	$3,051	$—	$634,024

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(100)	(663)	(153)	(1,275)	(109)	—	(2,300)
Recoveries	3	18	45	58	6	—	130
Provision	(1,067)	872	(822)	3,319	79	—	2,381

Ending balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Ending balance: Individually evaluated for impairment	443	—	—	215	—	—	658

Ending balance: Collectively evaluated for impairment	$350	$2,294	$450	$2,640	$319	$—	$6,053

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$88,188	$208,875	$49,574	$281,643	$3,242	$—	$631,522

Ending balance: Individually evaluated for impairment	845	591	92	2,006	—	—	3,534

Ending balance: Collectively evaluated for impairment	$87,343	$208,284	$49,482	$279,637	$3,242	$—	$627,988

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of June 30, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

June 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial	1	$808	$358

There were no troubled debt restructurings that subsequently defaulted during the six months ended June 30, 2012.

Modification

December 31, 2011

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial	1	$808	$368

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

NOTE 8 — Loan Servicing

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

NOTE 9 — Goodwill

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

NOTE 10 — Other Intangible Assets

Intangible assets include the premium assigned to the core deposit relationships acquired in connection with our acquisition of Old Forge Bank in 2009. The core deposit intangible is being amortized over ten years from the date of acquisition on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

June 30,
2013	$248
2014	212
2015	175
2016	138
2017	102
Thereafter	92

Total	$967

NOTE 11 — Long-Term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at June 30, 2012 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
$ 29	1.84%	08/28/12	$57
90	3.10%	02/28/13	712
430	3.74%	03/13/13	3,811
18	2.66%	08/28/14	450
67	3.44%	03/02/15	2,048
13	3.48%	03/31/15	422
10	3.83%	04/02/18	629
186	4.69%	03/13/23	18,863

Total amortizing			26,992

Non-amortizing loans
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			24,800

Total long-term debt			$51,792

Aggregate maturities of long-term debt at June 30, 2012 are as follows:

June 30,	Principal
2013	$14,160
2014	2,686
2015	10,608
2016	4,701
2017	1,781
Thereafter	17,856

Total	$51,792

NOTE 12 — Employee Benefit Plans

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, an unfunded supplemental executive defined benefit plan (currently frozen) and a defined contribution plan, a Postretirement Life Insurance Plan, a Stock Appreciation Rights Plan (SAR), and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Six months ended June 30,	2012	2011	2012	2011 *
Service cost	$—	$—	$24	$22
Interest cost	336	350	70	73
Expected return on plan assets	(404)	(452)	—	—
Amortization of prior service cost	—	—	—	4
Amortization of net loss (gain)	68	42	55	52

Net periodic benefit cost	$—	$(60)	$149	$151

*	as restated see Note 18

The Company previously disclosed in the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 that it expected to contribute $350 to its pension plan in 2012. As of June 30, 2012, the Company expects to contribute $363 to its pension plan and $20 to its post-retirement plan during 2012 for retirees. Readers should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further details on the Company’s defined benefit pension plan.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the six months ended June 30, 2012 and 2011 was $246 and $231, respectively.

The Company granted restricted stock awards during the six months ended June 30, 2012 and 2011 valued at $300 and $56, respectively.

NOTE 13 — Stock Awards

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

	Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2012	—	$—
Granted	7,731	$38.80
Vested	—	$—
Forfeited	—	$—

Nonvested, June 30, 2012	7,731	$38.80

Restricted stock granted to officers vest after five years. The weighted average period over which these expenses will be recognized is approximately five years.

In accordance with GAAP, the Company began to expense the fair value of all-share based compensation over the requisite service periods. The fair value of restricted stock is expensed on a straight-line basis. The Company classifies share-based compensation for employees within “salaries and employee benefits” on the Consolidated Statements of Income.

For 2012, the Company recognized $10 of compensation expense for stock awards granted in the six months ended June 30, 2012.

As of June 30, 2012, the following is unrecognized compensation expense:

Restricted stock	$290

NOTE 14 — Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three months ended June 30, 2012 and 2011 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans *	Total
Balance, March 31, 2012	$3,999	$(4,205)	$(206)
Current period change	375	—	375

Balance, June 30, 2012	$4,374	$(4,205)	$169

Balance, March 31, 2011	$1,060	$(3,218)	$(2,158)
Current period change	1,438	—	1,438

Balance, June 30, 2011	$2,498	$(3,218)	$(720)

*	as restated see Note 18

Changes in each component of accumulated other comprehensive income for the six months ended June 30, 2012 and 2011 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans *	Total
Balance, December 31, 2011	$3,927	$(4,205)	$(278)
Current period change	447	—	447

Balance, June 30, 2012	$4,374	$(4,205)	$169

Balance, December 31, 2010	$1,100	$(3,218)	$(2,118)
Current period change	1,398	—	1,398

Balance, June 30, 2011	$2,498	$(3,218)	$(720)

*	as restated see Note 18

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the three months ended June 30, 2012 and 2011 is as follows:

Three Months Ended June 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the period	$629	$(214)	$415
Reclassification adjustment for gains recognized in net income	(61)	21	(40)

Net unrealized gains	568	(193)	375

Other comprehensive income	$568	$(193)	$375

Three Months Ended June 30, 2011	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the period	$2,450	$(833)	$1,617
Reclassification adjustment for gains recognized in net income	(271)	92	(179)

Net unrealized gains	2,179	(741)	1,438

Other comprehensive income	$2,179	$(741)	$1,438

A reconciliation of other comprehensive income for the six months ended June 30, 2012 and 2011 is as follows:

Six Months Ended June 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the period	$785	$(267)	$518
Reclassification adjustment for gains recognized in net income	(108)	37	(71)

Net unrealized gains	677	(230)	447

Other comprehensive income	$677	$(230)	$447

Six Months Ended June 30, 2011	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the period	$2,394	$(814)	$1,580
Reclassification adjustment for gains recognized in net income	(276)	94	(182)

Net unrealized gains	2,118	(720)	1,398

Other comprehensive income	$2,118	$(720)	$1,398

NOTE 15 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of June 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2012, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of June 30, 2012, the Company and Bank have capital levels that are in excess of the minimum capital level ratios required.

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

Actual			Regulatory Requirements
				For Capital Adequacy Purposes						To Be “Well Capitalized”
As of June 30, 2012	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$107,585	17.04%	>		$50,514		>	8.0%	>	N/A	>	N/A
PSB (Bank)	$103,853	16.47%	>		$50,456		>	8.0%	>	$63,070	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$100,500	15.92%	>		$25,257		>	4.0%	>	N/A	>	N/A
PSB (Bank)	$96,915	15.37%	>		$25,228		>	4.0%	>	$37,842	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$100,500	11.23%	>	$		*	>	*	>	N/A	>	N/A
PSB (Bank)	$96,915	10.88%	>	$		*	>	*	>	$44,535	>	5.0%

PFSC — *3.0% ($26,852), 4.0% ($35,803) or 5.0% ($44,754) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB — *3.0% ($26,721), 4.0% ($35,628) or 5.0% ($44,535) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes						To Be “Well Capitalized”
As of December 31, 2011 *	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$103,609	16.74%	>		$49,503		>	8.0%	>	N/A	>	N/A
PSB (Bank)	$99,953	16.17%	>		$49,457		>	8.0%	>	$61,820	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$96,793	15.64%	>		$24,751		>	4.0%	>	N/A	>	N/A
PSB (Bank)	$93,242	15.08%	>		$24,728		>	4.0%	>	$37,091	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$96,793	10.73%	>	$		*	>	*	>	N/A	>	N/A
PSB (Bank)	$93,242	10.39%	>	$		*	>	*	>	$44,874	>	5.0%

PFSC — *3.0% ($27,053), 4.0% ($36,071) or 5.0% ($45,089) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB — *3.0% ($26,925), 4.0% ($35,899) or 5.0% ($44,874) depending on the bank’s CAMELS Rating and other regulatory risk factors.

*	as restated see Note 18

NOTE 16 — Merger

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As of June 30, 2012, there were two such loans remaining with a carrying value of $208 and a credit fair value adjustment of $208. As of December 31, 2011, these same loans had a carrying value of $211 and a credit fair value adjustment of $211. As of June 30, 2011, these loans had a carrying value of $228 with a credit fair value adjustment of $228. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Six Months Ended June 30, 2012
Credit
	Carrying	Fair Value	Net
	Value	Adjustment	Amount
Balance, December 31, 2011
Residential Mortgages	$—	$—	$—
Commercial	211	211	—
Consumer / Other	—	—	—

	211	211	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(3)	(3)	—
Consumer / Other	—	—	—

Total Payments	(3)	(3)	—

Balance, June 30, 2012	$208	$208	$—

Six Months Ended June 30, 2011
Credit
	Carrying	Fair Value	Net
	Value	Adjustment	Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(1)	(1)	—
Consumer / Other	—	—	—

Total Payments	(1)	(1)	—

Balance, June 30, 2011	$228	$228	$—

Note 17 — Fair Value Measurements

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

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. See Note 6 – Investment Securities for additional information.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2012
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,867	$—	$77,867
Mortgage-backed securities:
Residential	—	26,602	—	26,602
States & political subdivisions:
Bank qualified tax exempt	—	59,681	—	59,681
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,127	—	—	1,127

Total securities available-for-sale	$1,127	$164,150	$—	$165,277

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,985	$—	$77,985
Mortgage-backed securities:
Residential	—	22,166	—	22,166
States & political subdivisions:
Bank qualified tax exempt	—	65,388	—	65,388
Corporate securities:
Aaa credit rating	—	1,004	—	1,004
Equity securities:
Financial services industry	943	—	—	943

Total securities available-for-sale	$943	$166,543	$—	$167,486

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2011. Goodwill and other identifiable intangibles were not evaluated during the six months ended June 30, 2012 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At June 30, 2012 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $4,946 were reduced by a specific valuation allowance allocation totaling $1,293, to a total reported fair value of $3,653 based on collateral valuations utilizing Level III valuation inputs.

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

Certain assets measured at fair value on a non-recurring basis as of June 30, 2012 is as follows:

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance
	for Identical	Observable	Unobservable	June 30,
	Assets/Liabilities	Inputs	Inputs	2012
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$967	$967
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	3,653	3,653
Federal Home Loan Bank stock	—	—	5,268	5,268
Other real-estate owned	—	726	—	726

Total non-financial assets	$—	$726	$36,286	$37,012

Certain assets measured at fair value on a non-recurring basis as of December 31, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance
	for Identical	Observable	Unobservable	December 31,
	Assets/Liabilities	Inputs	Inputs	2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,106	$1,106
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	2,876	2,876
Federal Home Loan Bank stock	—	—	4,953	4,953
Other real-estate owned	—	1,571	—	1,571

Total non-financial assets	$—	$1,571	$35,333	$36,904

A reconciliation of items in Level III for the six month period ended June 30, 2012 is as follows:

				Federal
	Core			Home
	deposit		Impaired	Loan Bank
	intangible	Goodwill	Loans	Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333
Amortization of core deposit intangible	(139)	—	—	—	(139)
Increase in impaired loans	—	—	2,496	—	2,496
Decrease in impaired loans	—	—	(1,027)	—	(1,027)
Purchase of FHLB stock	—	—	—	840	840
Payments received	—	—	(692)	(525)	(1,217)

Balance, June 30, 2012	$967	$26,398	$3,653	$5,268	$36,286

A reconciliation of items in Level III for the year ended December 31, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$36,968
Amortization of core deposit intangible	(304)	—	—	—	(304)
Increase in impaired loans	—	—	2,586	—	2,586
Decrease in impaired loans	—	—	(2,178)	—	(2,178)
Payments received	—	—	(610)	(1,129)	(1,739)

Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at June 30, 2012 and December 31, 2011 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$20,041	$20,041	$34,480	$34,480
Investment securities held-to-maturity	19,609	20,734	23,722	24,969
Loans, net	632,032	648,366	624,811	637,976
Bank owned life insurance	17,361	17,361	15,870	15,870
Demand deposits	515,604	515,604	505,790	505,790
Time deposits	196,796	199,798	214,728	218,163
Short-term borrowings	10,488	10,488	9,981	9,981
Long-term borrowings	51,792	55,641	58,220	62,125

Standby Letters of Credit	$(206)	$(206)	$(191)	$(191)

Note 18 – Restatement

During the quarter ended June 30, 2012, the Company became aware that the actuarially computed value of its postretirement benefit liability was inaccurate. The postretirement benefit plan provides employees with life insurance coverage that continues at various levels after retirement. Due to a change in the assumptions provided by the Company to its actuary as to the cost of future premiums, the actuarially computed unfunded liability was understated.

The restatement resulted in the following changes to numbers previously reported:

As of December 31, 2011, an increase in other liabilities (postretirement liability) of $2,525 and an increase in other assets (deferred taxes) of $858, resulting in a net decrease to Stockholder’s Equity of $1,667, from $129,000 to $127,333.

For the three months ended June 30, 2011, an increase of $67 in salaries and employee benefits expense and a decrease of $23 in applicable income taxes, or a net reduction in net income of $44 from $2,606 to $2,562 or approximately $0.02 per share. Comprehensive income also was reduced by $44, from $4,044 to $4,000.

For the six months ended June 30, 2011, an increase of $132 in salaries and employee benefits expense and a decrease of $45 in applicable income taxes, or a net reduction in net income of $87 from $5,375 to $5,288 or approximately $0.03 per share. Comprehensive income also was reduced by $87, from $6,773 to $6,686.

As of June 30, 2011, an increase in other liabilities of $2,338 and an increase in other assets of $795, resulting in a net decrease to Stockholder’s Equity of $1,543, from $125,943 to $124,400.

As of March 31, 2011, an increase in other liabilities of $2,271 and an increase in other assets of $772, resulting in a net decrease to Stockholder’s Equity of $1,499, from $123,275 to $121,776.

As of March 31, 2012, an increase in other liabilities of $2,589 and an increase in other assets of $880, resulting in a net decrease to Stockholder’s Equity of $1,709, from $130,468 to $128,759.

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

The following commentary provides an overview of the financial condition at June 30, 2012, including any significant changes from December 31, 2011, and significant changes in the results of our operations for the three and six month periods ended June 30, 2012 and June 30, 2011.

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

Goodwill–Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professionally prepared qualitative test for goodwill impairment as of December 31, 2011. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in particular Credit Risk, Interest Rate Risk and Compliance Risk. As a result of such qualitative impairment test, management has determined that goodwill was not impaired at December 31, 2011. Goodwill and other identifiable intangibles were not evaluated during the six months ended June 30, 2012 as a result of management’s determination that no evidence of impairment was present during the period.

Depreciation–Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

Comparison of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 *	2012	2011 *
Interest Income	$9,476	$9,949	$19,135	$19,989
Interest Expense	1,407	1,922	2,888	3,819

Net Interest Income	8,069	8,027	16,247	16,170

Provision for loan and lease losses	114	899	306	1,268

Non-Interest Income	2,626	3,055	5,529	6,359

Non-Interest Expenses	7,261	6,936	14,601	14,451

Net Income	$2,599	$2,562	$5,329	$5,288

Total Revenue (1)	$12,102	$13,004	$24,664	$26,348

Net Interest Margin (2)	4.14%	4.04%	4.17%	4.10%
Return on Assets (ROA)	1.13%	1.11%	1.15%	1.15%
Return on Equity (ROE)	8.01%	8.33%	8.24%	8.36%

*	as restated see Note 18
(1)	Total revenue is the sum of interest income and non-interest income.
(2)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets.

The Company reported net income for the three months ended June 30, 2012 of $2599, an increase of $37, or 1.4%, to $0.79 per basic and dilutive earnings per share, compared with $2,562, or $0.78 per basic and dilutive earnings per share, from the year ago period. Pre-provision net interest income increased $42, or 0.5%. Net interest income, after provision for loan and lease losses, increased $827, or 11.6%, during the 2012 period, due to a reduction in interest expense of $515, or 26.8%, from lower funding costs and a $785, or 87.3%, decrease in the provision for loan and lease losses, offset by a decrease in interest income of $473, or 4.8%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $429, or 14.0%, largely due to decreased net realized gains on securities and lower net gains on the sale of other real estate owned property. Non-interest expenses increased $325, or 4.7%, due to higher compensation expenses of $177, Pennsylvania shares tax expenses of $469 and other real estate owned expenses, offset by lower premise and equipment expenses, FDIC insurance expenses and merchant transaction expenses.

The Company reported net income for the six months ended June 30, 2012 of $5,329, an increase of $41, or 0.8%, or $1.63 per basic and dilutive earnings per share, compared with $5,288, or $1.61 per basic and dilutive earnings per share, from the year ago period. Pre-provision net interest income increased $77, or 0.5%. Net interest income, after provision for loan and lease losses, increased $1,039, or 7.0%, during the 2012 period, due to a reduction in interest expense of $931, or 24.4%, from lower funding costs and a $962, or 75.9%, decrease in the provision for loan and lease losses, offset by a decrease in interest income of $854, or 4.3%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $830, or 13.1%, largely due to income recorded on the reversal of a contingent liability of $500 during the quarter ended March 31, 2011 and decreased net realized gains on securities. Non-interest expenses increased $150, or 1.0%, due to higher compensation expenses, Pennsylvania shares tax expenses and other real estate owned expenses, offset by lower premise and equipment expenses, FDIC insurance expenses and merchant transaction expenses.

We have defined our “core operations” to exclude the reversal, in the three months ended in March 31, 2011, of a contingent liability recorded in connection with the acquisition of Old Forge Bank. Net income from core operations increased $371 or 7.5% for the six months ended June 30, 2012 to $5,329, compared to $4,958 for the same period in 2011. Net income from core operations is a non-GAAP measure of net income. A reconciliation of the net income from core operations and disclosure of the non-GAAP return on assets, return on equity and dividend payout ratio derived from that measure are described in the non-GAAP reconciliation included in this Quarterly Report on Form 10-Q.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

	Three Months Ended
	June 30,	June 30,
	2012	2011
Homogeneous loan pools (interest income)	$98	$128
Time deposits (interest expense)	7	25
Core deposit intangible expense (other operating expense)	(42)	(49)

Net income from acquisition fair value adjustment	$63	$104

	Six Months Ended
	June 30,	June 30,
	2012	2011
Homogeneous loan pools (interest income)	$219	$279
Time deposits (interest expense)	18	55
Core deposit intangible expense (other operating expense)	(91)	(104)

Net income from acquisition fair value adjustment	$146	$230

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

Net interest income (before the provision for loan and lease losses) increased $42, or 0.5%, to $8,069 for the three months ended June 30, 2012 compared to $8,027 for the three months ended June 30, 2011. The average yield on interest-earning assets decreased 12 basis points, or 2.4%.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income divided by average interest-earning assets. For the three months ended June 30, 2012, net interest margin (tax equivalent basis) increased 10 basis points to 4.14% from 4.04% in the same period of 2011.

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

Total average interest-earning assets and average interest-bearing liabilities decreased from the three months ended June 30, 2011. Due to historically low interest rates, the Bank is reluctant to portfolio long-term, thirty year, mortgage loans and commit to long-term investment securities and has decided to allow these assets to runoff or refinance out of the Bank’s portfolio. Average interest-earning assets decreased $16.5 million or 1.9%, from $851.6 million for the three months ended June 30, 2011 to $835.1 million for the corresponding period in 2012 and average interest-bearing liabilities decreased $33.9 million, or 5.0%, from $677.0 million to $643.1 million over the same periods. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), decreased for the three months ended June 30, 2012 and 2011, respectively, to 92.4% from 93.7%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the three months ended June 30, 2012 and 2011. Average loans as a percentage of average interest-earning assets increased from 72.3% for the three months ended June 30, 2011 to 76.5% for the corresponding period in 2012. Average investment securities decreased $16.3 million, or 8.0%, period over period, and as a percentage of interest-earning assets, decreased to 22.5% for the three months ended June 30, 2012 from 24.0% for the three months ended June 30, 2011. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, decreased as a percentage of average assets to 0.9% for the three months ended June 30, 2012 from 3.5% for the three months ended June 30, 2011. Average time deposits decreased $46.5 million, or 18.7%, from $248.2 million, or 36.7%, of interest-bearing liabilities for the three months ended June 30, 2011 to $201.7 million, or 31.4%, of interest-bearing liabilities for the corresponding period of 2012. Also, during the three months ended June 30, 2012, average securities sold under agreements to repurchase decreased $11.8 million, or 54.6%, and average long-term borrowings decreased $10.8 million, or 17.0%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 55 basis points from 4.04% for the three months ended June 30, 2011 to 3.49% for the three months ended June 30, 2012. Also, average loan yields decreased 23 basis points from 5.50% for the three months ended June 30, 2011 to 5.27% for the three months ended June 30, 2012.

The average time deposit costs decreased 26 basis points from 1.60% for the three months ended June 30, 2011 to 1.34% for the three months ended June 30, 2012. In addition, the average cost of money market accounts decreased 13 basis points from 0.47% for the three months ended June 30, 2011 to 0.34% for the three months ended June 30, 2012.

Interest expense for the three months ended June 30, 2012 totaled $1,407, compared to $1,922 in 2011, a decrease of $515 or 26.8%. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2012 decreased to 0.88%, compared to 1.14% in 2011. Average savings deposits increased $6.9, or 5.9%. Average time deposits decreased $46.5, or 18.7%, for the three months ended June 30, 2012 due primarily to the redemption of brokered certificates of deposit. Average demand non-interest bearing deposits increased $18.2, or 15.4%.

The historically low interest rates continue to stress our margin as funding costs have reached a low point and asset yields for the most part continue to price downward. The Dodd-Frank Act, which was enacted in July 2010, and the regulations that have been and will be promulgated under the Act, are reducing our non-interest income, such as overdraft fees, and increasing compliance and regulatory costs.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended June 30, 2012 and June 30, 2011.

	June 30, 2012			June 30, 2011 *
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$105,169	$430	1.64%	$98,834	$483	1.95%
States & political subdivisions	60,941	650	6.47%	62,802	720	6.95%
Other	1,061	12	4.52%	5,366	15	1.12%
Held-to-maturity:
U.S. Agency obligations	19,192	185	3.86%	26,089	262	4.02%
States & political subdivisions	1,339	17	7.77%	10,868	137	7.66%
Loans, net of unearned income:
Real estate mortgages	290,395	3,379	4.65%	318,282	4,054	5.09%
Commercial real estate	189,955	2,304	4.85%	178,131	2,216	4.98%
Commercial	56,922	765	5.38%	39,589	555	5.61%
Consumer and other	101,461	1,731	7.75%	79,441	1,503	8.24%
Federal funds sold	—	—	—	1,868	—	—
Federal Home Loan Bank stock	5,356	1	0.07%	5,578	—	—
Interest on balances with banks	3,334	2	0.24%	24,717	4	0.06%

Total Interest-Earning Assets/Total Interest Income	835,125	$9,476	4.82%	851,565	$9,949	4.94%

Cash and due from banks	18,089			10,393
Bank premises and equipment	14,231			13,356
Accrued interest receivable	3,026			3,350
Goodwill	26,398			26,398
Bank owned life insurance	17,284			15,550
Other assets	16,057			11,844
Less: Allowance for loan and lease losses	6,819			6,667

Total Assets	$923,391			$925,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand-Interest bearing	$93,548	$57	0.24%	$70,125	$63	0.36%
Savings	124,783	44	0.14%	117,894	79	0.27%
Money markets	159,329	135	0.34%	155,024	183	0.47%
Time — Over $100	82,132	300	1.46%	83,103	363	1.75%
Time — Other	119,602	378	1.26%	165,093	630	1.53%
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase	9,775	8	0.33%	21,609	23	0.43%
Short-term borrowings	960	1	0.42%	519	—	—
Long-term borrowings	52,941	484	3.66%	63,669	581	3.65%

Total Interest Bearing Liabilities/Total Interest Expense	643,070	$1,407	0.88%	677,036	$1,922	1.14%

Demand — Non-interest bearing	136,102			117,868
All other liabilities	14,505			7,906
Stockholders’ equity	129,714			122,979

Total Liabilities and Stockholders’ Equity	$923,391			$925,789

Interest Spread			3.94%			3.80%

Net Interest Income		$8,069			$8,027

FINANCIAL RATIOS

Net interest margin (1)			4.14%			4.04%
Return on average assets			1.13%			1.11%
Return on average equity			8.01%			8.33%
Average equity to average assets			14.05%			13.28%
Dividend payout ratio			53.16%			53.85%

*	as restated see Note 18
(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $579 and $576 for the three months ended June 30, 2012 and 2011, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Net interest income (before the provision for loan and lease losses) increased $77, or 0.5%, to $16,247 for the six months ended June 30, 2012 compared to $16,170 for the six months ended June 30, 2011. The average yield on interest-earning assets decreased 14 basis points, or 2.8%.

For the six months ended June 30, 2012, net interest margin increased 7 basis points to 4.17% from 4.10% in the same period of 2011.

Total average interest-earning assets and average interest-bearing liabilities decreased from the six months ended June 30, 2012. Average interest-earning assets decreased $10.3 million or 1.2%, from $846.1 million for the six months ended June 30, 2011 to $835.8 million for the corresponding period in 2012 and average interest-bearing liabilities decreased $28.0 million, or 4.2%, from $673.2 million to $645.2 million over the same periods. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), decreased for the six months ended June 30, 2012 and 2011, respectively, to 92.2% from 93.6%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the six months ended June 30, 2012 and 2011. Average loans as a percentage of average interest-earning assets increased from 72.7% for the six months ended June 30, 2011 to 76.3% for the corresponding period in 2012. Average investment securities decreased $18.9 million, or 9.7%, period over period, and as a percentage of interest-earning assets, decreased to 22.7% for the six months ended June 30, 2012 from 24.7% for the six months ended June 30, 2011. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, decreased as a percentage of average assets to 0.9% for the six months ended June 30, 2012 from 2.4% for the six months ended June 30, 2011. Average time deposits decreased $42.1 million, or 16.9%, from $248.4 million, or 36.9%, of interest-bearing liabilities for the six months ended June 30, 2011 to $206.3 million, or 32.0%, of interest-bearing liabilities for the corresponding period in 2012. Also, during the six months ended June 30, 2012, average securities sold under agreements to repurchase decreased $10.6 million, or 52.0%, and average long-term borrowings decreased $10.7 million, or 16.4%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 47 basis points from 4.03% for the six months ended June 30, 2011 to 3.56% for the six months ended June 30, 2012. Also, average loan yields decreased 20 basis points from 5.51% for the six months ended June 30, 2011 to 5.31% for the six months ended June 30, 2012.

The average time deposit costs decreased 23 basis points from 1.55% for the six months ended June 30, 2011 to 1.32% for the six months ended June 30, 2012. In addition, the average cost of money market accounts decreased 14 basis points from 0.49% for the six months ended June 30, 2011 to 0.35% for the six months ended June 30, 2012.

Interest expense for the six months ended June 30, 2012 totaled $2,888, compared to $3,819 in 2011, a decrease of $931 or 24.4%. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2012 decreased to 0.90%, compared to 1.13% in 2011. Average savings deposits increased $6.7, or 5.8%. Average time deposits decreased $42.1, or 16.9%, for the six months ended June 30, 2012 due primarily to the redemption of brokered certificates of deposit. Average demand non-interest bearing deposits increased $21.5, or 18.5%.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the six months ended June 30, 2012 and June 30, 2011.

	June 30, 2012			June 30, 2011*
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$104,120	$855	1.64%	$102,118	$1,016	1.99%
States & political subdivisions	62,548	1,340	6.49%	62,720	1,432	6.92%
Other	1,384	26	3.76%	5,202	29	1.11%
Held-to-maturity:
U.S. Agency obligations	20,097	399	3.97%	26,940	544	4.04%
States & political subdivisions	1,575	42	8.13%	11,655	292	7.58%
Loans, net of unearned income:
Real estate mortgages	293,676	7,231	4.92%	318,339	8,165	5.13%
Commercial real estate	187,837	4,427	4.71%	176,238	4,350	4.94%
Commercial	55,661	1,486	5.34%	39,074	1,125	5.76%
Consumer and other	100,262	3,322	7.54%	81,813	3,030	8.10%
Federal funds sold	—	—	—	934	—	—
Federal Home Loan Bank stock	5,278	3	0.11%	5,767	—	—
Interest on balances with banks	3,364	4	0.24%	15,304	6	0.08%

Total Interest-Earning Assets/Total Interest Income	835,802	$19,135	4.86%	846,104	$19,989	5.00%

Cash and due from banks	21,493			10,387
Bank premises and equipment	13,968			13,397
Accrued interest receivable	3,030			3,372
Goodwill	26,398			26,398
Bank owned life insurance	16,818			15,488
Other assets	14,017			12,124
Less: Allowance for loan and lease losses	6,752			6,573

Total Assets	$924,774			$920,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand-Interest bearing	$90,968	$122	0.27%	$70,140	$135	0.38%
Savings	122,959	99	0.16%	116,310	156	0.27%
Money markets	159,474	283	0.35%	151,165	369	0.49%
Time — Over $100	83,035	612	1.47%	83,590	733	1.75%
Time — Other	123,280	754	1.22%	164,824	1,187	1.44%
Federal funds purchased	50	—	—	—	—	—
Securities sold under agreements to repurchase	9,775	16	0.33%	20,418	46	0.45%
Short-term borrowings	978	2	0.41%	1,366	3	0.44%
Long-term borrowings	54,692	1,000	3.66%	65,385	1,190	3.64%

Total Interest Bearing Liabilities/Total Interest Expense	645,211	$2,888	0.90%	673,198	$3,819	1.13%

Demand — Non-interest bearing	137,948			116,370
All other liabilities	12,219			8,560
Stockholders’ equity	129,396			122,569

Total Liabilities and Stockholders’ Equity	$924,774			$920,697

Interest Spread			3.96%			3.87%

Net Interest Income		$16,247			$16,170

FINANCIAL RATIOS

Net interest margin (1)			4.17%			4.10%
Return on average assets			1.15%			1.15%
Return on average equity			8.24%			8.63%
Average equity to average assets			13.99%			13.31%
Dividend payout ratio			51.53%			52.17%

*	as restated see Note 18
(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $1,169 and $1,170 for the six months ended June 30, 2012 and 2011, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During the three and six months ended June 30, 2012, the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was 8.7% at May 31, 2012. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank’s historical analysis of loss factors, utilizes a rolling twenty quarters, but assigns greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances calculated by dollar amount. This methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area. The Bank’s provision for loan and lease losses for the quarter ended June 30, 2012 was allocated primarily to commercial real estate and consumer portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “General Notes to Financial Statements – Note 7 – Loan Portfolio”.

There were no changes in the methodology of determining the allowance for loan losses during the three and six months ended June 30, 2012. Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets locally, in determining the allowance for loan losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan loss methodology with actual losses.

Based on this methodology, management made a provision for loan and lease losses of $306 for the six month period ended June 30, 2012, compared to a $1,268 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $6,938 at June 30, 2012 compared to $6,711 at June 30, 2011. The decrease in the provision for loan and lease losses for the six months ended June 30, 2012 is the result of management’s proactive efforts to resolve credit issues through closer interaction with the affected customers, active collection efforts and foreclosure.

The amount and number of charge-offs and foreclosures during the periods indicated are as follows:

	At and For The	At and For The	At and For The
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30,	December 31,	June 30,
At:	2012	2011	2011
Provision for loan and lease losses	$306	$2,381	$1,268
Allowance for loan and lease losses to non-performing loans	344.83%	211.97%	116.77%
Non-performing loans to period end loans	0.31%	0.50%	0.93%
Ratio of charged-off loans to average loans	0.02%	0.37%	0.18%
Ratio of foreclosed loans to average loans	0.11%	0.38%	0.01%
Allowance for loan and lease losses to period end loans	1.09%	1.06%	1.08%

	At and For The		At and For The		At and For The
	Six Months Ended		Twelve Months Ended		Six Months Ended
At:	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$131	24	$2,300	90	$1,107	41
Foreclosures completed	715	8	2,370	14	80	3
Non-performing loans	2,012	72	3,166	77	5,747	107

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring (TDR) as of June 30, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	June 30, 2012	December 31, 2011
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$358	$368
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	—	—

Total Restructured Loans	$358	$368

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

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial loans in recent years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At June 30, 2012, management believes the allowance for loan and lease losses is adequate to absorb probable loan and lease losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended June 30, 2012 and June 30, 2011, respectively:

Three Months Ended:	June 30, 2012	June 30, 2011
Trust department income	$341	$385
Service charges on deposit accounts	468	519
Merchant transaction income	891	931
Brokerage fee income	84	77
Other fee income	461	431
Bank-owned life insurance income	131	125
Other operating income	181	315
Realized gains (losses) on securities, net	69	272

Total Non-Interest Income	$2,626	$3,055

Total non-interest income decreased $429, or 14.0%, to $2,626 for the three months ended June 30, 2012, compared with $3,055 for the same period in 2011. This decrease was primarily attributable to a decrease of $203 in net realized gains on securities and $134 in other operating income due to a decrease in the gains on the sale of other real estate owned, as well as a $44 decrease in trust department income due to lower estate fees, a $51 decrease in service charges on deposit accounts due to decreased overdraft activity and a $40 decrease in merchant transaction income due to lower volume. These decreases were offset by a $30 increase in other fee income resulting from increased debit card revenue due to an increased number of accounts and, to a lesser extent, increases in brokerage fee income and bank-owned life insurance income.

The following table sets forth information by category of non-interest income for the Company for the six months ended June 30, 2012 and June 30, 2011, respectively:

Six Months Ended:	June 30, 2012	June 30, 2011
Trust department income	$703	$783
Service charges on deposit accounts	927	991
Merchant transaction income	2,098	2,173
Brokerage fee income	141	133
Other fee income	864	809
Bank-owned life insurance income	249	245
Other operating income	431	945
Realized gains (losses) on securities, net	116	280

Total Non-Interest Income	$5,529	$6,359

Total non-interest income decreased $830, or 13.1%, to $5,529 for the six months ended June 30, 2012, compared with $6,359 for the same period in 2011. This decrease was primarily attributable to a decrease of $514 in other operating income due to income recorded in connection with the reversal of a contingent liability of $500 during the quarter ended March 31, 2011, as well as a $80 decrease in trust department income due to lower estate fees, a $64 decrease in service charges on deposit accounts due to decreased overdraft activity, a $75 decrease in merchant transaction income due to lower volume and a $164 decrease in net realized gains on securities. These decreases were offset by a $55 increase in other fee income resulting from increased debit card revenue due to an increased number of accounts, and, to a lesser extent, increases in brokerage fee income and bank-owned life insurance income.

Non-Interest Expenses

The following table sets forth information by category of non-interest expense for the Company for the three months ended June 30, 2012 and June 30, 2011, respectively:

Three Months Ended:	June 30, 2012	June 30, 2011*
Salaries and employee benefits	$3,490	$3,313
Expense of premises and equipment, net	715	806
Merchant transaction expenses	596	666
FDIC insurance assessments	120	180
Other operating expenses	2,340	1,971

Total Non-Interest Expenses	$7,261	$6,936

*	as restated see Note 18

Total non-interest expenses increased $325, or 4.7%, to $7,261 for the three months ended June 30, 2012 compared with $6,936 for the same period in 2011. Salaries and employee benefits increased $177, or 5.3%, primarily attributable to merit-based increases, commissions and long-term incentive plan expenses. Other operating expenses increased $369, or 18.7%, resulting from increased Pennsylvania shares tax expense and other real estate owned expenses. These increases in total non-interest expenses were partially offset by a decrease in FDIC insurance assessments of $60, or 33.3%, resulting from new FDIC bank pricing methodology; a decrease in merchant transaction expenses of $70, or 10.5%, due to lower volume and a decrease in premises and fixed asset expenses of $91 or 11.3%, due primarily to lower occupancy and depreciation expense.

The following table sets forth information by category of non-interest expense for the Company for the six months ended June 30, 2012 and June 30, 2011, respectively:

Six Months Ended:	June 30, 2012	June 30, 2011*
Salaries and employee benefits	$7,204	$6,903
Expense of premises and equipment, net	1,552	1,827
Merchant transaction expenses	1,327	1,499
FDIC insurance assessments	230	422
Other operating expenses	4,288	3,800

Total Non-Interest Expenses	$14,601	$14,451

*	as restated see Note 18

Total non-interest expenses increased $150 or 1.0% to $14,601 for the six months ended June 30, 2012 compared with $14,451 for the same period in 2011. Salaries and employee benefits increased $301, or 4.4%, primarily attributable to merit-based increases, commissions and long-term incentive plan expenses. Other operating expenses increased $488, or 12.8%, resulting from increased Pennsylvania shares tax expense and other real estate owned expenses. These increases in total non-interest expenses were partially offset by a decrease in FDIC insurance assessments of $192, or 45.5%, resulting from new FDIC bank pricing methodology; a decrease in merchant transaction expenses of $172, or 11.5%, due to lower volume and a decrease in premises and fixed asset expenses of $275 or 15.1%, due primarily to lower occupancy and depreciation expense.

Income Taxes

Applicable income taxes increased $36 or 5.3% and $18 or 1.2% primarily due to higher taxable income for the three months and six months ended June 30, 2012, respectively.

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

The Company enhances interest income by securing long-term investments within its investment portfolio by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits. The Company is considering replacing investment proceeds with loans and the remainder of the excess cash flows being redeployed into AAA-rated securities with a three to four year duration.

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio:

	June 30, 2012	December 31, 2011
U.S. Agency obligations	$77,867	$77,985
Mortgage-backed securities	44,893	$44,078
States & political subdivisions	60,999	67,198
Corporate securities	—	1,004

Total Debt Securities	183,759	190,265
Equity Securities	1,127	943

Total Investment Securities	$184,886	$191,208

Loan Portfolio

Details regarding the Company’s loan portfolio are as follows:

As of:	June 30, 2012	December 31, 2011
Construction and land development
Residential real estate	$4,642	$5,064
Commercial real estate	18,521	20,541
Residential real estate	267,126	276,579
Commercial secured by real estate	189,204	188,334
Commercial loans	62,755	55,482
Credit card and related plans	3,051	3,242
Installment and other	62,814	59,170
Obligations of states & political subdivisions	30,857	23,110

Loans, net of unearned income	638,970	631,522
Less: Allowance for loan and lease losses	6,938	6,711

Loans, net	$632,032	$624,811

There were no purchased loans during the three and six months ended June 30, 2012, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2012 were primarily commercial and municipal loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 75% and 78% of total loans at June 30, 2012 and December 31, 2011, respectively. Economic conditions and recessionary concerns over the past several years have resulted in lower levels of loan demand. The decline ratio on loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

Loan Quality

Our lending activities are guided by a comprehensive lending policy approved by our board of directors. Loans must meet certain criteria relating to the character, capacity and capital of the borrower, collateral provided for the loan, and prevailing economic conditions. Our non-performing assets and charge-offs are well below industry levels, which we believe reflects the consistent application of our conservative underwriting standards.

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at June 30, 2012. Management uses available information to estimate probable losses on loans, however, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance, or take other actions that would impact the allowance, based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) that management has determined to be uncollectible, net of actual recoveries on loans previously charged-off. (See also, “Provision for Loan and Leases Losses.”)

The allowance for loan and lease losses as a percentage of loans was 1.09% at June 30, 2012, compared to 1.06% at December 31, 2011 and 1.08% at June 30, 2011.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The national unemployment rate was 8.2%, the statewide unemployment rate was 7.4% and the Scranton/Wilkes-Barre metropolitan area unemployment rate was 8.7% at May 31, 2012. The region still leads the state’s 14 metro areas with the highest unemployment rate for twenty-six consecutive months, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. Average home prices nationally during 2012 were down 2.0% from the first quarter of 2011, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

	June 30,	December 31,	June 30,
As of:	2012	2011	2011
Non-accrual loans
Residential real estate	$1,386	$2,006	$3,207
Commercial real estate	145	591	1,511
Commercial loans	423	477	876
Consumer loans	58	92	153

Total non-performing loans	$2,012	$3,166	$5,747

Other real estate owned	726	1,571	169

Total non-performing assets	$2,738	$4,737	$5,916

Loans past due 90 days or more and accruing:
Residential real estate	$1,447	$641	$608
Commercial real estate	—	11	145
Guaranteed student loans	96	113	169
Credit card loans	12	6	25
Commercial loans	—	—	—
Consumer loans	1	3	10

Total loans past due 90 days or more and accruing	$1,556	$774	$957

Non-performing loans to period end loans	0.31%	0.50%	0.93%
Total loans past due 90 days or more and accruing to period end loans	0.24%	0.12%	0.15%
Non-performing assets to period end assets	0.30%	0.51%	0.63%

Loans are generally placed on non-accrual status when principal or interest is past due 90 days and when payment in full is not anticipated. For commercial loans, an appraisal is obtained if the loan has been downgraded and the appraisal on file is at least one year old. When a loan is placed on non-accrual status, all interest previously accrued but not collected is charged against current income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured after a minimum of a six month positive payment history.

In 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2012, the Company had $6,598 of TERI-guaranteed loans out of a total student loan portfolio of $13,493. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of June 30, 2012, $27 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,012 and $5,747 at June 30, 2012 and 2011, respectively. We believe that the decrease in non-accrual loans reflects management’s focused efforts to proactively address delinquent accounts. Real estate loans of $1,447 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and that are in the process of collection. As of June 30, 2012 several additional loans met this criteria based on an evaluation of each credit.

If interest on non-accrual loans had been accrued, such income would have been $72 and $223 for the six months ended June 30, 2012 and June 30, 2011, respectively. Interest income on non-accrual loans, which is recorded only when received, amounted to $0 for each of the six months ended June 30, 2012 and June 30, 2011, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

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

As of June 30, 2012, the Company had total impaired loans of $4,946. Of the total allowance for loan and lease losses, $1,293 was specifically related to these impaired loans at June 30, 2012.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

	June 30,	June 30,
Three Months Ended:	2012	2011
Balance at beginning of period	$6,811	$6,800
Charge-offs:
Residential real estate mortgages	—	664
Commercial real estate	—	258
Commercial loans	—	12
Credit card and related plans	10	32
Installment loans	20	26

Total charge-offs	30	992

Recoveries:
Residential real estate mortgages	—	—
Commercial real estate	—	—
Commercial loans	—	2
Credit card and related plans	—	—
Installment loans	43	2

Total recoveries	43	4

Net charge-offs (recoveries)	(13)	988

Provision charged to operations	114	899

Balance at End of Period	$6,938	$6,711

Ratio of net charge-offs (recoveries) to average loans outstanding	0.00%	0.16%

Six Months Ended:	June 30, 2012	June 30, 2011
Balance at beginning of period	$6,711	$6,500
Charge-offs:
Residential real estate mortgages	-	725
Commercial real estate	33	258
Commercial loans	5	12
Credit card and related plans	18	52
Installment loans	75	60

Total charge-offs	131	1,107

Recoveries:
Residential real estate mortgages	1	18
Commercial real estate	5	—
Commercial loans	—	3
Credit card and related plans	—	1
Installment loans	46	28

Total recoveries	52	50

Net charge-offs (recoveries)	79	1,057

Provision charged to operations	306	1,268

Balance at End of Period	$6,938	$6,711

Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	0.17%

The allowance for loan and lease losses at June 30, 2012 was $6,938 or 1.09% of total loans compared to $6,711 or 1.08% of total loans at June 30, 2011.

The allowance for loan and lease losses was allocated as follows:

As of:	June 30, 2012			December 31, 2011			June 30, 2011
	Amount	%	*	Amount	%	*	Amount	%	*
Residential real estate	$2,856	42%		$2,855	44%		$543	48%
Commercial real estate and all others	3,148	49%		3,087	47%		4,389	43%
Credit card and related plans	340	1%		319	1%		352	1%
Personal installment loans	594	8%		450	8%		1,427	8%

Total	$6,938	100%		$6,711	100%		$6,711	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

Our non-performing loans decreased from $5,747, at June 30, 2011, to $3,166 at December 31, 2011, and to $2,012 at June 30, 2012. As of June 30, 2012, our non-performing loans were comprised of thirty-nine loans of which nine loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. The decrease in the non-performing loans can be attributed, to a large extent, to a large land development credit, which was transferred to OREO in the third quarter of 2011 and subsequently sold.

As of June 30, 2012, the total of the allowance for loan and lease losses was $6,938. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

As a result of the local and national weakness in the residential real estate industry, and to evaluate a potential loan loss, the Bank orders a current appraisal of the collateral securing such loan after it is 90 days delinquent to assess the current loan to value ratio. An appraisal is ordered in the case of commercial loans, if a loan has been downgraded and the current appraisal on file is at least one year old. Both residential and commercial appraisals continue to be discounted appropriately for purposes of applying loan to value requirements in the Bank’s loan policy, in view of the weak real estate market.

Other Real Estate Owned

The Bank has eight properties in other real estate owned as of June 30, 2012 with a value of $726 compared to $1,571 at December 31, 2011 and $169 at June 30, 2011. Of the eight properties, one is commercial with a carrying value of $100; the remaining seven properties are residential. The Bank had eight properties in other real estate owned as of December 31, 2011. Of the eight properties, two were commercial with a carrying value of $1,000; the remaining six properties were residential. As of June 30, 2011 the Bank had five properties in other real estate owned, which represented three relationships. One of the properties was commercial and four were residential.

The largest property in other real estate owned at December 31, 2011, with a carrying value of $900, was sold on April 24, 2012 with a total consideration of $900.

Presently, there are sixteen properties in the process of loan foreclosure. Fifteen of these properties are residential with the largest having a balance of $207. The commercial property has a balance of $155.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	June 30, 2012	December 31, 2011
Demand — Non-interest bearing	$139,183	$134,799
Demand — Interest bearing	89,190	85,111
Savings	125,716	120,269
Money markets	161,515	165,611
Time — Over $100,000	82,932	84,828
Time — Other	113,864	129,900

Total Deposits	$712,400	$720,518

The Company largely relies on its core deposit base of checking and savings accounts to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding.

In general, as interest rates in the economy change, some deposits migrate towards investments with higher anticipated yields. Historically, the Bank’s core deposits have been stable and not significantly impacted by such trends.

As of June 30, 2012, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $22.8 million. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. The balance of this funding as of June 30, 2012 and December 31, 2011 was $16.2 million and $23.2 million, respectively. The brokered certificates of deposit issued were generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding. As of June 30, 2012, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $16.2 million, or 2.3%, of total deposits, compared to $23.2 million, or 3.2%, at December 31, 2011.

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

The Company remains in a highly liquid condition both in the short and long term and does not foresee any adverse trends in liquidity. Sources of liquidity include the Company’s U.S. Agency bond portfolios, additional deposits, earnings, overnight loans to and from other companies (Federal Funds) and lines of credit at the Federal Reserve Bank and the Federal Home Loan Bank (FHLB). The Company is not a party to any commitments, guarantees or obligations that could materially affect its liquidity.

The Company offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At June 30, 2012, the Company had $195,462 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $34,996 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $16,015, an overnight Federal funds line of credit of $19,000 with PNC Bank, an overnight Federal funds line of credit of $5,000 with Wells Fargo and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

In January 2012, the Bank purchased land in Scranton, Pennsylvania to be used for construction of a new branch facility. The Bank has received regulatory approval for the establishment of this new branch office, which is expected to be operational during the third quarter of 2012. At June 30, 2012 the Bank has entered into contracts for the construction of this new branch office, in the aggregate amount of $1,490, approximately $886 of which had been disbursed as of June 30, 2012.

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

The Company’s total risk-based capital ratio was 17.04% at June 30, 2012. The Bank’s total risk-based capital ratio was 16.47% at June 30, 2012, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Core Earnings Calculation

Certain financial measures for the three and six months ended June 30, 2011 reported herein exclude the effect of the reversal of a contingent liability recorded in connection with the 2009 acquisition of Old Forge Bank. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following tables present the reconciliation of these non-GAAP financial measures to reported GAAP financial measures:

	Three Months Ended
	June 30,
	2012	2011*	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$7,955	$7,128	$827
Non-interest income	2,626	3,055	(429)
Non-interest expense	(7,261)	(6,936)	(325)
Income tax (provision) benefit	(721)	(685)	(36)

Net income	2,599	2,562	37

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	—	—	—

Total adjustments pre-tax	—	—	—
Income tax provision (benefit)	—	—	—

After tax adjustments to GAAP	—	—	—

Adjusted “net income from core operations”	$2,599	$2,562	$37

Adjusted Return on Average Assets	1.13%	1.11%
Adjusted Return on Average Equity	8.01%	8.33%
Adjusted Dividend Payout Ratio	53.16%	53.85%

*	as restated see Note 18

Return on average equity (ROE) and return on average assets (ROA) for the three months ended June 30, 2012 was 8.01% and 1.13%, respectively. ROE was 8.33% and ROA was 1.11% for the same period last year. The dividend payout ratio was 53.16% for the three months ended June 30, 2012 and 53.85% for the same period last year.

	Six Months Ended
	June 30,
	2012	2011*	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$15,941	$14,902	$1,039
Non-interest income	5,529	6,359	(830)
Non-interest expense	(14,601)	(14,451)	(150)
Income tax (provision) benefit	(1,540)	(1,522)	(18)

Net income	5,329	5,288	41

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger		(500)	500

Total adjustments pre-tax	—	(500)	500
Income tax provision (benefit)	—	170	(170)

After tax adjustments to GAAP	—	(330)	330

Adjusted “net income from core operations”	$5,329	$4,958	$371

Adjusted Return on Average Assets	1.15%	1.08%
Adjusted Return on Average Equity	8.24%	8.09%
Adjusted Dividend Payout Ratio	51.53%	55.63%

*	as restated see Note 18

Return on average equity (ROE) and return on average assets (ROA) for the six months ended June 30, 2012 was 8.24% and 1.15%, respectively. ROE was 8.63% (8.09% excluding the reversal of a contingent liability) and ROA was 1.15% (1.08% excluding the reversal of a contingent liability) for the same period last year. The dividend payout ratio was 51.53% for the six months ended June 30, 2012 and 52.17% (55.63% excluding the reversal of a contingent liability) for the same period last year.

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

Management believes that the following information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors. The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	June 30,	December 31,	June 30,
	2012	2011	2011
Loans, net of unearned income	$638,970	$631,522	$618,804
Credit fair value adjustment on purchased loans	1,797	2,343	2,928

Total adjusted loans	$640,767	$633,865	$621,732

	June 30,	December 31,	June 30,
	2012	2011	2011
Allowance for loan and lease losses	$6,938	$6,711	$6,711
Credit fair value adjustment on purchased loans	1,797	2,343	2,928

Total adjusted allowance	$8,735	$9,054	$9,639

Total adjusted allowance to adjusted loans	1.36%	1.43%	1.55%

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

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2012, the Company instituted a dual control verification process as to data submitted to its actuary.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

10.1*	Employment Agreement by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney

10.2*	Supplemental Executive Retirement Plan Agreement by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney

31.1	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best President and CEO (Principal Executive Officer)

Dated: August 9, 2012

By	/s/ PATRICK SCANLON
Patrick Scanlon Senior Vice President, Finance Division Head (Principal Financial Officer)

Dated: August 9, 2012

Exhibit Index

10.1*	Employment Agreement by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney

10.2*	Supplemental Executive Retirement Plan Agreement by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney

31.1	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan, contract or arrangement.