Form 10-Q
period 2012-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2012-11-06
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on November 1, 2012 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011*
ASSETS
Cash and due from banks	$11,901	$13,184
Interest bearing balances with banks	6,414	21,296
Federal funds sold	—	—

Cash and Cash Equivalents	18,315	34,480
Investment securities:
Available-for-sale, at fair value	163,703	167,486
Held-to-maturity (fair value of $18,786 and $24,969, respectively)	17,690	23,722

Total Investment Securities	181,393	191,208
Loans, net of unearned income	639,060	631,522
Less: Allowance for loan and lease losses	6,966	6,711

Loans, Net	632,094	624,811

Bank premises and equipment	15,013	13,095
Other real estate owned	582	1,571
Accrued interest receivable	3,073	3,252
Goodwill	26,398	26,398
Bank owned life insurance	17,490	15,870
Federal Home Loan Bank stock	4,764	4,953
Other assets	9,072	9,894

Total Assets	$908,194	$925,532

LIABILITIES
Deposits:
Non-interest bearing	$141,181	$134,799
Interest bearing	563,951	585,719

Total Deposits	705,132	720,518
Other borrowed funds:
Securities sold under agreements to repurchase	11,873	9,981
Short-term borrowings	—	—
Long-term borrowings	49,576	58,220
Accrued interest payable	815	1,010
Other liabilities	8,688	8,470

Total Liabilities	776,084	798,199

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,890	48,865
Retained earnings	82,467	78,713
Accumulated other comprehensive income	720	(278)

Total Stockholders’ Equity	132,110	127,333

Total Liabilities and Stockholders’ Equity	$908,194	$925,532

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011*
INTEREST INCOME
Interest and fees on loans and leases	$8,059	$8,463
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	544	597
States & political subdivisions	645	803
Other securities	14	16
Interest on Federal funds sold	—	2
Interest on balances with banks	3	3

Total Interest Income	9,265	9,884

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	287	367
Interest on other deposits	500	833
Interest on other borrowed funds	475	585

Total Interest Expense	1,262	1,785

Net Interest Income	8,003	8,099
Provision for loan and lease losses	471	445

Net Interest Income After Provision for Loan and Lease Losses	7,532	7,654

NON-INTEREST INCOME
Trust department income	409	431
Service charges on deposit accounts	489	540
Merchant transaction income	1,357	1,680
Brokerage fee income	60	52
Other fee income	427	450
Bank-owned life insurance income	129	124
Other operating income	247	135
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	3	159

Total Non-Interest Income	3,121	3,571

NON-INTEREST EXPENSES
Salaries and employee benefits	3,413	3,463
Premises and equipment	678	887
Merchant transaction expenses	866	1,110
FDIC insurance assessments	113	14
Other operating expenses	2,270	2,048

Total Non-Interest Expenses	7,340	7,522

Income before income taxes	3,313	3,703
Applicable income taxes	761	929

Net Income	$2,552	$2,774

Weighted average shares outstanding - Basic	3,276,079	3,276,079
Weighted average shares outstanding - Diluted	3,276,529	3,276,079
Earnings per Common Share - Basic	$0.78	$0.85
Earnings per Common Share - Diluted	$0.78	$0.85
Cash Dividends Declared Per Common Share	$0.42	$0.42

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011*
INTEREST INCOME
Interest and fees on loans and leases	$24,525	$25,133
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	1,798	2,157
States & political subdivisions	2,027	2,527
Other securities	43	45
Interest on Federal funds sold	—	2
Interest on balances with banks	7	9

Total Interest Income	28,400	29,873

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	899	1,100
Interest on other deposits	1,758	2,680
Interest on other borrowed funds	1,493	1,824

Total Interest Expense	4,150	5,604

Net Interest Income	24,250	24,269
Provision for loan and lease losses	777	1,713

Net Interest Income After Provision for Loan and Lease Losses	23,473	22,556

NON-INTEREST INCOME
Trust department income	1,112	1,214
Service charges on deposit accounts	1,416	1,531
Merchant transaction income	3,455	3,853
Brokerage fee income	201	185
Other fee income	1,291	1,259
Bank-owned life insurance income	378	369
Other operating income	678	1,080
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	119	439

Total Non-Interest Income	8,650	9,930

NON-INTEREST EXPENSES
Salaries and employee benefits	10,617	10,366
Premises and equipment	2,230	2,714
Merchant transaction expenses	2,193	2,609
FDIC insurance assessments	343	436
Other operating expenses	6,558	5,848

Total Non-Interest Expenses	21,941	21,973

Income before income taxes	10,182	10,513
Applicable income taxes	2,301	2,451

Net Income	$7,881	$8,062

Weighted average shares outstanding - Basic	3,276,079	3,276,079
Weighted average shares outstanding - Diluted	3,276,243	3,276,079
Earnings per Common Share - Basic	$2.41	$2.46
Earnings per Common Share - Diluted	$2.41	$2.46
Cash Dividends Declared Per Common Share	$1.26	$1.26

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011*
Net Income	$2,552	$2,774
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	550	1,199
Less: reclassification adjustment for (losses) gains included in net income	(1)	88

Other comprehensive income (loss)	551	1,111

Comprehensive Income	$3,103	$3,885

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011*
Net Income	$7,881	$8,062
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,068	2,778
Less: reclassification adjustment for (losses) gains included in net income	70	269

Other comprehensive income (loss)	998	2,509

Comprehensive Income	$8,879	$10,571

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2011*	$33	$48,865	$76,222	$(720)	$124,400

Net income*	—	—	2,774	—	2,774

Other comprehensive income (loss)				1,111	1,111

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, September 30, 2011*	$33	$48,865	$77,620	$391	$126,909

Balance, June 30, 2012	$33	$48,875	$81,290	$169	$130,367

Stock-based compensation		15			15

Net income	—	—	2,552	—	2,552

Other comprehensive income (loss)				551	551

Cash dividends declared ($0.42 per share)	—	—	(1,375)	—	(1,375)

Balance, September 30, 2012	$33	$48,890	$82,467	$720	$132,110

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2010*	$33	$48,865	$73,686	$(2,118)	$120,466

Net income*	—	—	8,062	—	8,062

Other comprehensive income				2,509	2,509

Cash dividends declared ($1.26 per share)	—	—	(4,128)	—	(4,128)

Balance, September 30, 2011*	$33	$48,865	$77,620	$391	$126,909

Balance, December 31, 2011*	$33	$48,865	$78,713	$(278)	$127,333

Stock-based compensation		25			25

Net income	—	—	7,881	—	7,881

Other comprehensive income				998	998

Cash dividends declared ($1.26 per share)	—	—	(4,127)	—	(4,127)

Balance, September 30, 2012	$33	$48,890	$82,467	$720	$132,110

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011*
OPERATING ACTIVITIES
Net Income	$7,881	$8,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	651	797
Provision for loan and lease losses	777	1,713
Stock-based compensation	25	—
Deferred income tax provision (benefit)	121	190
Amortization of securities, (net of accretion)	246	361
Net realized (gains) losses on securities	(119)	(439)
(Gain) loss on other real estate	(67)	(245)
Decrease (increase) in interest receivable	179	664
(Increase) decrease in bank owned life insurance	(378)	(369)
Decrease (increase) in other assets	701	(1,132)
Increase (decrease) in income taxes payable	2,177	2,433
(Decrease) increase in interest payable	(195)	(87)
(Decrease) increase in other liabilities	(1,991)	(3,837)

Net cash provided (used) by operating activities	10,008	8,111

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(15,675)	(5,281)
Purchase of investment securities to be held-to-maturity	—	—
Proceeds from investment securities available-for-sale	15,807	30,446
Proceeds from repayments of investment securities available-for-sale	5,084	2,916
Proceeds from repayments of investment securities held-to-maturity	5,983	15,478
Net loans (originated) repaid	(9,001)	(26,536)
Proceeds from other real estate	1,516	864
Investment in premises and equipment	(2,569)	(583)
Purchase of bank owned life insurance	(1,242)	—
Purchase of Federal Home Loan Bank stock	(840)	—
Proceeds from Federal Home Loan Bank share buyback	1,029	868

Net cash (used) provided by investing activities	92	18,172

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	17,660	46,578
Net (payments) proceeds on time deposits	(33,046)	(5,926)
Increase (decrease) in securities sold under agreements to repurchase	1,892	3,246
Net (decrease) increase in short-term borrowings	—	(7,825)
Increase in long-term borrowings	—	—
Payments on long-term borrowings	(8,644)	(8,432)
Cash dividends paid	(4,127)	(4,128)

Net cash (used) provided by financing activities	(26,265)	23,513

Net (decrease) increase in cash and cash equivalents	(16,165)	49,796
Cash and cash equivalents at January 1	34,480	14,219

Cash and cash equivalents at September 30	$18,315	$64,015

The Company paid interest and income taxes of $4,345 and $1,700 and $5,691 and $2,315 during the nine months ended September 30, 2012 and 2011, respectively.

*	- as restated see Note 18

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012

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

Three months ended September 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,552	3,276,079	$0.78
Shares includable	—	450	—

Diluted EPS	$2,552	3,276,529	$0.78

Three months ended September 30, 2011*	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,774	3,276,079	$0.85
Shares includable	—	—	—

Diluted EPS	$2,774	3,276,079	$0.85

*	- as restated see Note 18

Nine months ended September 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$7,881	3,276,079	$2.41
Shares includable	—	164	—

Diluted EPS	$7,881	3,276,243	$2.41

Nine months ended September 30, 2011*	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$8,062	3,276,079	$2.46
Shares includable	—	—	—

Diluted EPS	$8,062	3,276,079	$2.46

*	- as restated see Note 18

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

The amortized cost and fair value of investment securities at September 30, 2012 and December 31, 2011 are as follows:

Available-for-Sale

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,381	$765	$8	$78,138
Mortgage-backed securities	23,336	1,114	—	24,450
States & political subdivisions	54,724	5,192	—	59,916
Corporate securities	—	—	—	—

Total Debt Securities	155,441	7,071	8	162,504
Equity securities	801	401	3	1,199

Total Available-for-Sale	$156,242	$7,472	$11	$163,703

Available-for-Sale

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$77,150	$847	$12	$77,985
Mortgage-backed securities	21,270	896	—	22,166
States & political subdivisions	61,405	3,987	4	65,388
Corporate securities	1,002	2	—	1,004

Total Debt Securities	160,827	5,732	16	166,543
Equity securities	709	288	54	943

Total Available-for-Sale	$161,536	$6,020	$70	$167,486

Held-to-Maturity

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$16,608	$1,077	$—	$17,685
States & political subdivisions	1,082	19	—	1,101

Total Held-to-Maturity	$17,690	$1,096	$—	$18,786

Held-to-Maturity

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$21,912	$1,207	$—	$23,119
States & political subdivisions	1,810	40	—	1,850

Total Held-to-Maturity	$23,722	$1,247	$—	$24,969

Equity securities at September 30, 2012 and December 31, 2011 consisted primarily of common stock of companies in the financial services industry.

A summary of transactions involving available-for-sale debt securities for the nine months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Proceeds from sales	$—	$15,318
Gross realized gains	—	145
Gross realized losses	—	—

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2012	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less:
U.S. Agency securities	$16,053	$16,147	$—	$—
After one year through five years:
U.S. Agency securities	61,328	61,991	—	—
States & political subdivisions	170	171	—	—
After five years through ten years:
States & political subdivisions	2,486	2,723	1,082	1,101
After ten years:
States & political subdivisions	52,068	57,022	—	—

Subtotal	132,105	138,054	1,082	1,101
Mortgage-backed securities	23,336	24,450	16,608	17,685

Total Debt Securities	$155,441	$162,504	$17,690	$18,786

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 are as follows:

	Less than twelve months		Twelve months or more		Totals
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$3,177	$8	$—	$—	$3,177	$8
Mortgage-backed securities	—	—	—	—	—	—
States & political subdivisions	—	—	—	—	—	—
Equities	61	1	89	2	150	3

Total	$3,238	$9	$89	$2	$3,327	$11

	Less than twelve months		Twelve months or more		Totals
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$13,001	$12	$—	$—	$13,001	$12
Mortgage-backed securities	—	—	—	—	—	—
States & political subdivisions	489	4	—	—	489	4
Corporate securities	—	—	—	—	—	—
Equities	136	29	100	25	236	54

Total	$13,626	$45	$100	$25	$13,726	$70

At September 30, 2012, three securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months. At December 31, 2011, ten securities had unrealized losses for less than twelve months and five securities had been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations and not credit quality. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

NOTE 7 — Loan Portfolio

Details regarding the Company’s loan portfolio during the periods indicated are as follows:

As of:	September 30, 2012	December 31, 2011
Loans secured by real estate:
Construction and land development
Residential real estate	$5,020	$5,064
Commercial real estate	17,989	20,541
Secured by 1-4 family residential properties:
Revolving, open-end loans	30,268	30,897
Secured by first liens	197,261	214,198
Secured by junior liens	19,301	21,858
Secured by multi-family properties	15,191	9,626
Secured by non-farm, non-residential properties	199,747	188,334
Commercial and industrial loans to U.S. addressees	58,276	55,482
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,040	3,242
Other (installment and student loans, etc.)	49,518	49,574
Obligations of states & political subdivisions	30,512	23,110
All other loans	12,937	9,596

Gross Loans	639,060	631,522
Less: Unearned income on loans	—	—

Loans, net of unearned income	$639,060	$631,522

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists of residential and commercial mortgage loans secured by properties primarily located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of September 30, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$330	$—	$388	$718	$101,007	$101,725	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	17,989	17,989	—
Commercial real estate - other	358	9	133	500	199,247	199,747	—
Consumer:
Consumer - credit card	22	9	6	37	3,003	3,040	6
Consumer - other	41	11	1	53	5,665	5,718	—
Consumer - auto	62	39	32	133	32,036	32,169	5
Student loans - TERI	22	35	76	133	5,995	6,128	—
Student loans - other	145	48	200	393	5,110	5,503	200
Residential:
Residential - prime	1,739	1,063	3,327	6,129	260,912	267,041	1,369

Total	$2,719	$1,214	$4,163	$8,096	$630,964	$639,060	$1,580

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$23	$—	$477	$500	$87,688	$88,188	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	20,541	20,541	—
Commercial real estate - other	331	—	602	933	187,401	188,334	11
Consumer:
Consumer - credit card	34	11	6	51	3,191	3,242	6
Consumer - other	28	—	10	38	6,825	6,863	—
Consumer - auto	156	5	24	185	29,889	30,074	3
Student loans - TERI	14	62	61	137	6,117	6,254	—
Student loans - other	243	103	113	459	5,924	6,383	113
Residential:
Residential - prime	2,429	1,155	2,647	6,231	275,412	281,643	641

Total	$3,258	$1,336	$3,940	$8,534	$622,988	$631,522	$774

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

Credit Quality Indicators as of September 30, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$99,964	$17,771	$188,722
Criticized	951	218	2,797
Substandard	810	—	8,228

Total	$101,725	$17,989	$199,747

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$265,083	$3,040	$5,717	$32,142	$6,052	$5,503
Non-performing	1,958	—	1	27	76	—

Total	$267,041	$3,040	$5,718	$32,169	$6,128	$5,503

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

Impaired Loans

September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$133	$133	$—	$201	$—
Commercial	388	388	—	194	—
Consumer - TERI	76	76	—	52	—
Consumer - other	1	1	—	1	—
Consumer - auto	27	27	—	28	—
Residential real estate	1,376	1,376	—	1,071	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	2,418	2,418	650	2,379	99
Commercial	354	354	354	552	14
Residential real estate	582	582	150	618	—

Total:	$5,355	$5,355	$1,154	$5,096	$113

Commercial real estate	$2,551	$2,551	$650	$2,580	$99
Commercial	$742	$742	$354	$746	$14
Consumer	$104	$104	$—	$81	$—
Residential real estate	$1,958	$1,958	$150	$1,689	$—

Impaired Loans

December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$591	$591	$—	$390	$—
Commercial	—	—	—	—	—
Consumer - TERI	61	61	—	65	—
Consumer - other	10	10	—	10	—
Consumer - auto	21	21	—	32	—
Residential real estate	806	806	—	1,081	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	—	—	—	—	—
Commercial	845	845	443	1,000	28
Residential real estate	1,200	1,200	215	1,057	—

Total:	$3,534	$3,534	$658	$3,635	$28

Commercial real estate	$591	$591	$—	$390	$—
Commercial	$845	$845	$443	$1,000	$28
Consumer	$92	$92	$—	$107	$—
Residential real estate	$2,006	$2,006	$215	$2,138	$—

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2012	December 31, 2011
Commercial	$388	$477
Commercial real estate:
Commercial real estate - construction	—	—
Commercial real estate - other	133	591
Consumer:
Student loans - TERI	76	61
Student loans - other	—	—
Consumer - other	1	10
Consumer - auto	27	21
Residential:
Residential real estate	1,958	2,006

Total	$2,583	$3,166

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the nine months ended September 30, 2012 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(78)	(33)	(113)	(326)	(36)	—	(586)
Recoveries	1	5	49	8	1	—	64
Provision	103	44	151	432	47	—	777

Ending balance 09/30/12	$819	$2,310	$537	$2,969	$331	$—	$6,966

Ending balance: Individually evaluated for impairment	354	650	—	150	—	—	1,154

Ending balance: Collectively evaluated for impairment	$465	$1,660	$537	$2,819	$331	$—	$5,812

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$101,725	$217,736	$49,518	$267,041	$3,040	$—	$639,060

Ending balance: Individually evaluated for impairment	742	2,551	104	1,958	—	—	5,355

Ending balance: Collectively evaluated for impairment	$100,983	$215,185	$49,414	$265,083	$3,040	$—	$633,705

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2011 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(100)	(663)	(153)	(1,275)	(109)	—	(2,300)
Recoveries	3	18	45	58	6	—	130
Provision	(1,067)	872	(822)	3,319	79	—	2,381

Ending balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711

Ending balance: Individually evaluated for impairment	443	—	—	215	—	—	658

Ending balance: Collectively evaluated for impairment	$350	$2,294	$450	$2,640	$319	$—	$6,053

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$88,188	$208,875	$49,574	$281,643	$3,242	$—	$631,522

Ending balance: Individually evaluated for impairment	845	591	92	2,006	—	—	3,534

Ending balance: Collectively evaluated for impairment	$87,343	$208,284	$49,482	$279,637	$3,242	$—	$627,988

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of September 30, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$808	$354

There were no troubled debt restructurings that subsequently defaulted during the nine months ended September 30, 2012.

Modification

December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$808	$368

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

September 30,
2013	$239
2014	203
2015	166
2016	129
2017	92
Thereafter	74

Total	$903

NOTE 11 — Long-Term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at September 30, 2012 is as follows:

Monthly Installment	Fixed Rate	Maturity Date	Balance
Amortizing loans
90	3.10%	02/28/13	447
430	3.74%	03/13/13	2,552
18	2.66%	08/28/14	399
67	3.44%	03/02/15	1,864
13	3.48%	03/31/15	385
10	3.83%	04/02/18	605
186	4.69%	03/13/23	18,524

Total amortizing			24,776

Non-amortizing loans
	3.49%	02/28/13	7,000
	2.89%	11/28/14	2,000
	2.58%	05/18/15	6,300
	3.32%	11/27/15	3,000
	2.36%	09/22/17	6,500

Total non-amortizing			24,800

Total long-term debt			$49,576

Aggregate maturities of long-term debt at September 30, 2012 are as follows:

September 30,	Principal
2013	$12,605
2014	2,696
2015	10,355
2016	4,720
2017	8,302
Thereafter	10,898

Total	$49,576

NOTE 12 — Employee Benefit Plans

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan (currently frozen), an unfunded supplemental executive defined benefit plan (currently frozen) and a supplemental executive defined contribution plan, a Postretirement Life Insurance Plan, a Stock Appreciation Rights Plan (SAR), and a Long-Term Incentive Plan.

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Nine months ended September 30,	2012	2011	2012	2011*
Service cost	$—	$—	$36	$33
Interest cost	505	525	104	110
Expected return on plan assets	(607)	(678)	—	—
Amortization of prior service cost	—	—	—	6
Amortization of net loss (gain)	102	63	83	78

Net periodic benefit cost	$—	$(90)	$223	$227

*	- as restated see Note 18

The Company previously disclosed in the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 that it expected to contribute $350 to its pension plan in 2012. As of September 30, 2012, the Company expects to contribute $363 to its pension plan and $146 to its post-retirement plan during 2012 for retirees. Readers should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further details on the Company’s defined benefit pension plan.

The Company sponsors a 401(k) profit sharing plan for all eligible employees. The Company’s profit sharing expense for the nine months ended September 30, 2012 and 2011 was $381 and $362, respectively.

The Company granted restricted stock awards during the nine months ended September 30, 2012 and 2011 valued at $300 and $56, respectively.

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

	Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2012	—	$—
Granted	7,731	38.80
Vested	—	—
Forfeited	—	—

Nonvested, September 30, 2012	7,731	$38.80

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

The Company recognized $25 of compensation expense for stock awards granted in the nine months ended September 30, 2012.

As of September 30, 2012, the Company had $275 of unrecognized compensation expense associated with restricted stock grants.

NOTE 14 — Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three months ended September 30, 2012 and 2011 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans	Total
Balance, June 30, 2012	$4,374	$(4,205)	$169
Current period change	551	—	551

Balance, September 30, 2012	$4,925	$(4,205)	$720

Balance, June 30, 2011	$2,498	$(3,218)*	$(720)
Current period change	1,111	—	1,111

Balance, September 30, 2011	$3,609	$(3,218)	$391

*	- as restated see Note 18

Changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans*	Total
Balance, December 31, 2011	$3,927	$(4,205)	$(278)
Current period change	998	—	998

Balance, September 30, 2012	$4,925	$(4,205)	$720

Balance, December 31, 2010	$1,100	$(3,218)	$(2,118)
Current period change	2,509	—	2,509

Balance, September 30, 2011	$3,609	$(3,218)	$391

*	- as restated see Note 18

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the three months ended September 30, 2012 and 2011 is as follows:

Three Months Ended September 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$833	$(283)	$550
Reclassification adjustment for losses recognized in net income	2	(1)	1

Net unrealized gains	835	(284)	551

Other comprehensive income	$835	$(284)	$551

Three Months Ended September 30, 2011	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,816	$(617)	$1,199
Reclassification adjustment for gains recognized in net income	(133)	45	(88)

Net unrealized gains	1,683	(572)	1,111

Other comprehensive income	$1,683	$(572)	$1,111

A reconciliation of other comprehensive income for the nine months ended September 30, 2012 and 2011 is as follows:

Nine Months Ended September 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,618	$(550)	$1,068
Reclassification adjustment for gains recognized in net income	(106)	36	(70)

Net unrealized gains	1,512	(514)	998

Other comprehensive income	$1,512	$(514)	$998

Nine Months Ended September 30, 2011	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,210	$(1,432)	$2,778
Reclassification adjustment for gains recognized in net income	(408)	139	(269)

Net unrealized gains	3,802	(1,293)	2,509

Other comprehensive income	$3,802	$(1,293)	$2,509

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier 1 and Total Capital to risk-weighted assets and of Tier 1 Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of September 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2012, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of September 30, 2012, the Company and Bank have capital levels that are in excess of the minimum capital level ratios required.

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

Actual				Regulatory Requirements
				For Capital Adequacy Purposes						To Be “Well Capitalized”
As of September 30, 2012	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$109,078	17.38%	>		$50,198		>	8.0%	>	N/A	>	N/A

PSB (Bank)	$105,288	16.80%	>		$50,142		>	8.0%	>	$62,677	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$101,933	16.24%	>		$25,099		>	4.0%	>	N/A	>	N/A

PSB (Bank)	$98,322	15.69%	>		$25,071		>	4.0%	>	$37,606	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$101,933	11.40%	>	$		*	>	*	>	N/A	>	N/A

PSB (Bank)	$98,322	11.06%	>	$		*	>	*	>	$44,469	>	5.0%

PFSC - *3.0% ($26,815), 4.0% ($35,753) or 5.0% ($44,691) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,681), 4.0% ($35,575) or 5.0% ($44,469) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes						To Be “Well Capitalized”
As of December 31, 2011*	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$104,401	16.87%	>		$49,502		>	8.0%	>	N/A	>	N/A

PSB (Bank)	$100,745	16.30%	>		$49,456		>	8.0%	>	$61,820	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$97,585	15.77%	>		$24,751		>	4.0%	>	N/A	>	N/A

PSB (Bank)	$94,034	15.21%	>		$24,728		>	4.0%	>	$37,092	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$97,585	10.82%	>	$		*	>	*	>	N/A	>	N/A

PSB (Bank)	$94,034	10.48%	>	$		*	>	*	>	$44,872	>	5.0%

PFSC - *3.0% ($27,051), 4.0% ($36,068) or 5.0% ($45,085) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,923), 4.0% ($35,898) or 5.0% ($44,872) depending on the bank’s CAMELS Rating and other regulatory risk factors.

*	- as restated see Note 18

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

In connection with its acquisition of Old Forge Bank, the Company acquired loans with evidence of credit deterioration that have been accounted for under ASC 310-30. As of September 30, 2012, there were two such loans remaining with a carrying value of $168 and a credit fair value adjustment of $168. As of December 31, 2011, these same loans had a carrying value of $211 and a credit fair value adjustment of $211. As of September 30, 2011, these loans had a carrying value of $217 with a credit fair value adjustment of $217. There is no accretable yield for the specific loans accounted for under Accounting Standard Codification 310-30-30. There were no significant prepayment estimates by management in the determination of contractual cash flows and cash flows expected to be collected.

Changes in the credit fair value adjustment on specific loans purchased are as follows:

Nine Months Ended September 30, 2012
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2011
Residential Mortgages	$—	$—	$—
Commercial	211	211	—
Consumer / Other	—	—	—

	211	211	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(43)	(43)	—
Consumer / Other	—	—	—

Total Payments	(43)	(43)	—

Balance, September 30, 2012	$168	$168	$—

Nine Months Ended September 30, 2011
	Carrying Value	Credit Fair Value Adjustment	Net Amount
Balance, December 31, 2010
Residential Mortgages	$—	$—	$—
Commercial	229	229	—
Consumer / Other	—	—	—

	229	229	—
Charge-offs
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total Charge-offs	—	—	—
Loans transferred to other real estate owned
Residential Mortgages	—	—	—
Commercial	—	—	—
Consumer / Other	—	—	—

Total loans transferred to other real estate owned	—	—	—
Payments
Residential Mortgages	—	—	—
Commercial	(12)	(12)	—
Consumer / Other	—	—	—

Total Payments	(12)	(12)	—

Balance, September 30, 2011	$217	$217	$—

Note 17 – Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2012
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$78,138	$—	$78,138
Mortgage-backed securities:
Residential	—	24,450	—	24,450
States & political subdivisions:
Bank qualified tax exempt	—	59,916	—	59,916
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,199	—	—	1,199

Total securities available-for-sale	$1,199	$162,504	$—	$163,703

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,985	$—	$77,985
Mortgage-backed securities:
Residential	—	22,166	—	22,166
States & political subdivisions:
Bank qualified tax exempt	—	65,388	—	65,388
Corporate securities:
Aaa credit rating	—	1,004	—	1,004
Equity securities:
Financial services industry	943	—	—	943

Total securities available-for-sale	$943	$166,543	$—	$167,486

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2011. Goodwill and other identifiable intangibles were not evaluated during the nine months ended September 30, 2012 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At September 30, 2012 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $5,355 were reduced by a specific valuation allowance allocation totaling $1,154, to a total reported fair value of $4,201 based on collateral valuations utilizing Level III valuation inputs.

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

Certain assets measured at fair value on a non-recurring basis as of September 30, 2012 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance September 30, 2012
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$903	$903
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,201	4,201
Federal Home Loan Bank stock	—	—	4,764	4,764
Other real-estate owned	—	582	—	582

Total non-financial assets	$—	$582	$36,266	$36,848

Certain assets measured at fair value on a non-recurring basis as of December 31, 2011 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance December 31, 2011
	Level I	Level II	Level III	Total
Assets
Core deposit intangible	$—	$—	$1,106	$1,106
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	2,876	2,876
Federal Home Loan Bank stock	—	—	4,953	4,953
Other real-estate owned	—	1,571	—	1,571

Total non-financial assets	$—	$1,571	$35,333	$36,904

A reconciliation of items in Level III for the nine month period ended September 30, 2012 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333
Amortization of core deposit intangible	(203)	—	—	—	(203)
Increase in impaired loans	—	—	3,236	—	3,236
Decrease in impaired loans	—	—	(1,114)	—	(1,114)
Purchase of FHLB stock	—	—	—	840	840
Payments received	—	—	(797)	(1,029)	(1,826)

Balance, September 30, 2012	$903	$26,398	$4,201	$4,764	$36,266

A reconciliation of items in Level III for the year ended December 31, 2011 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$36,968
Amortization of core deposit intangible	(304)	—	—	—	(304)
Increase in impaired loans	—	—	2,586	—	2,586
Decrease in impaired loans	—	—	(2,178)	—	(2,178)
Payments received	—	—	(610)	(1,129)	(1,739)

Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at September 30, 2012 and December 31, 2011 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$18,315	$18,315	$34,480	$34,480
Investment securities held-to-maturity	17,690	18,786	23,722	24,969
Loans, net	632,094	647,432	624,811	637,976
Bank owned life insurance	17,490	17,490	15,870	15,870
Demand deposits	523,450	523,450	505,790	505,790
Time deposits	181,682	184,793	214,728	218,163
Short-term borrowings	11,873	11,873	9,981	9,981
Long-term borrowings	49,576	54,057	58,220	62,125

Standby Letters of Credit	$(153)	$(153)	$(191)	$(191)

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

The restatement resulted in the following changes to numbers previously reported:

As of December 31, 2010, an increase in other liabilities (postretirement liability) of $2,206 and an increase in other assets (deferred taxes) of $750 resulted in a net decrease to Stockholders’ Equity of $1,456, from $121,922 to $120,466.

As of June 30, 2011, an increase in other liabilities of $2,338 and an increase in other assets of $795 resulted in a net decrease to Stockholders’ Equity of $1,543, from $125,943 to $124,400.

For the three months ended September 30, 2011, an increase of $66 in salaries and employee benefits expense and a decrease of $22 in applicable income taxes, or a net reduction in net income of $44 from $2,818 to $2,774 or approximately $0.01 per share. Comprehensive income also was reduced by $44, from $3,929 to $3,885.

For the nine months ended September 30, 2011, an increase of $198 in salaries and employee benefits expense and a decrease of $67 in applicable income taxes, or a net reduction in net income of $131 from $8,193 to $8,062 or approximately $0.04 per share. Comprehensive income also was reduced by $131, from $10,702 to $10,571.

As of September 30, 2011, an increase in other liabilities (postretirement liability) of $2,404 and an increase in other assets (deferred taxes) of $817 resulted in a net decrease to Stockholders’ Equity of $1,587, from $128,496 to $126,909.

As of December 31, 2011, an increase in other liabilities (postretirement liability) of $2,525 and an increase in other assets (deferred taxes) of $858 resulted in a net decrease to Stockholders’ Equity of $1,667, from $129,000 to $127,333.

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

The following commentary provides an overview of the financial condition at September 30, 2012, including any significant changes from December 31, 2011, and significant changes in the results of our operations for the three and nine month periods ended September 30, 2012 and September 30, 2011.

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

Goodwill–Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a professionally prepared qualitative test for goodwill impairment as of December 31, 2011. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, in particular Credit Risk, Interest Rate Risk and Compliance Risk. As a result of such qualitative impairment test, management has determined that goodwill was not impaired at December 31, 2011. Goodwill and other identifiable intangibles were not evaluated during the nine months ended September 30, 2012 as a result of management’s determination that no evidence of impairment was present during the period.

Depreciation–Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

Comparison of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011*	2012	2011*
Interest Income	$9,265	$9,884	$28,400	$29,873
Interest Expense	1,262	1,785	4,150	5,604

Net Interest Income	8,003	8,099	24,250	24,269

Provision for loan and lease losses	471	445	777	1,713

Non-Interest Income	3,121	3,571	8,650	9,930

Non-Interest Expenses	7,340	7,522	21,941	21,973

Net Income	$2,552	$2,774	$7,881	$8,062

Total Revenue (1)	$12,386	$13,455	$37,050	$39,803

Net Interest Margin (2)	4.12%	4.15%	4.15%	4.12%
Return on Assets (ROA)	1.11%	1.18%	1.14%	1.16%
Return on Equity (ROE)	7.69%	8.83%	8.05%	8.70%

*	- as restated see Note 18

(1)	Total revenue is the sum of interest income and non-interest income.
(2)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets.

The Company reported net income for the three months ended September 30, 2012 of $2,552, or $0.78 per basic and diluted weighted average share, compared with $2,774, or $0.85 per basic and diluted weighted average share, from the year ago period, a decrease of $222, or 8.0%. Pre-provision net interest income decreased $96, or 1.2%. Net interest income, after provision for loan and lease losses, decreased $122, or 1.6%, during the 2012 period, due to a decrease in interest income of $619, or 6.3%, an increased provision for loan and lease losses of $26, or 5.8%, offset by reduced interest expense of $523, or 29.3%, from lower funding costs. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $450, or 12.6%, largely due to decreased merchant transaction income due to lower volume and decreased net realized gains on securities, offset by higher net gains on the sale of other real estate owned property. Non-interest expenses decreased $182, or 2.4%, due mostly to lower merchant transaction expenses and premises and equipment expenses, offset by higher Pennsylvania shares tax expenses and FDIC insurance expenses.

The Company reported net income for the nine months ended September 30, 2012 of $7,881, or $2.41 per basic and diluted weighted average share, compared with $8,062, or $2.46 per basic and diluted weighted average share from the year ago period, a decrease of $181, or 2.2%. Pre-provision net interest income decreased $19, or 0.1%. Net interest income, after provision for loan and lease losses, increased $917, or 4.1%, during the 2012 period, due to a reduction in interest expense of $1,454, or 25.9%, from lower funding costs and a $936, or 54.6%, decrease in the provision for loan and lease losses, offset by a decrease in interest income of $1,473, or 4.9%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $1,280, or 12.9%, largely due to income recorded on the reversal of a contingent liability of $500 during the quarter ended March 31, 2011, along with decreased merchant transaction income and net realized gains on securities. Non-interest expenses decreased $32, or 0.1%, due mostly to lower merchant transaction expenses and premises and equipment expenses, offset by higher Pennsylvania shares tax expenses, other real estate owned expenses and salary and employee benefits.

The Dodd-Frank Act, which was enacted in July 2010, and the regulations that have been and will be promulgated under the Act, are reducing our non-interest income, such as overdraft fees by $115 for the nine months ended September 30, 2012 compared to the same period in 2011, and increasing compliance and regulatory costs.

We have defined our “core operations” to exclude the reversal, in the three months ended March 31, 2011, of a contingent liability recorded in connection with the acquisition of Old Forge Bank in the amount of $330, net of tax. Net income from core operations increased $149, or 1.9%, for the nine months ended September 30, 2012 to $7,881, compared to $7,732 for the same period in 2011. Net income from core operations is a non-GAAP measure of net income. A reconciliation of the net income from core operations and disclosure of the non-GAAP return on assets, return on equity and dividend payout ratio derived from that measure are described in the non-GAAP reconciliation included in this Quarterly Report on Form 10-Q on pages 54-55.

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

	Three Months Ended
	September 30, 2012	September 30, 2011
Homogeneous loan pools (interest income)	$97	$124
Time deposits (interest expense)	5	22
Core deposit intangible expense (other operating expense)	(43)	(48)

Net income from acquisition fair value adjustment	$59	$98

	Nine Months Ended
	September 30, 2012	September 30, 2011
Homogeneous loan pools (interest income)	$316	$403
Time deposits (interest expense)	23	77
Core deposit intangible expense (other operating expense)	(134)	(152)

Net income from acquisition fair value adjustment	$205	$328

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

Net interest income (before the provision for loan and lease losses) decreased $96, or 1.2%, to $8,003 for the three months ended September 30, 2012 compared to $8,099 for the three months ended September 30, 2011. The average yield on interest-earning assets decreased 28 basis points, or 5.6%.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income divided by average interest-earning assets. For the three months ended September 30, 2012, net interest margin (tax equivalent basis) decreased 3 basis points, to 4.12%, from 4.15% in the same period of 2011.

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

Total average interest-earning assets and average interest-bearing liabilities decreased from the three months ended September 30, 2011. Due to current low interest rates, the Bank is reluctant to maintain long-term, thirty year, mortgage loans and commit to long-term investment securities and has decided to allow these assets to runoff or refinance out of the Bank’s portfolio. Average interest-earning assets decreased $6.7 million, or 0.8%, from $835.2 million for the three months ended September 30, 2011 to $828.5 million for the corresponding period in 2012 and average interest-bearing liabilities decreased $48.2 million, or 7.1%, from $683.2 million to $635.0 million over the same periods. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), increased for the three months ended September 30, 2012 and 2011, respectively, to 91.9% from 90.3%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the three months ended September 30, 2012 and 2011. Average loans as a percentage of average interest-earning assets increased from 75.0% for the three months ended September 30, 2011 to 76.8% for the corresponding period in 2012. Average investment securities increased $3.6 million, or 2.0%, period over period, and as a percentage of interest-earning assets, increased to 22.1% for the three months ended September 30, 2012 from 21.5% for the three months ended September 30, 2011. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, decreased as a percentage of average assets to 1.0% for the three months ended September 30, 2012 from 3.1% for the three months ended September 30, 2011. Average time deposits decreased $56.6 million, or 22.9%, from $247.3 million, or 36.2%, of interest-bearing liabilities for the three months ended September 30, 2011 to $190.7 million, or 30.0%, of interest-bearing liabilities for the corresponding period of 2012. Also, during the three months ended September 30, 2012, average securities sold under agreements to repurchase decreased $11.9 million, or 51.7%, and average long-term borrowings decreased $10.8 million, or 17.6%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 72 basis points from 4.08% for the three months ended September 30, 2011 to 3.36% for the three months ended September 30, 2012. Also, average loan yields decreased 31 basis points from 5.51% for the three months ended September 30, 2011 to 5.20% for the three months ended September 30, 2012.

The average time deposit costs decreased 24 basis points from 1.43% for the three months ended September 30, 2011 to 1.19% for the three months ended September 30, 2012. In addition, the average cost of money market accounts decreased 14 basis points from 0.48% for the three months ended September 30, 2011 to 0.34% for the three months ended September 30, 2012.

Interest expense for the three months ended September 30, 2012 totaled $1,262, compared to $1,785 in 2011, a decrease of $523 or 29.3%. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2012 decreased to 0.79%, compared to 1.08% in 2011. Average savings deposits increased $8.0, or 6.7%. Average time deposits decreased $56.6, or 22.9%, for the three months ended September 30, 2012 due primarily to the redemption of brokered certificates of deposit. Average demand non-interest bearing deposits increased $14.3, or 11.5%.

The historically low interest rates continue to stress our margin as funding costs have reached a low point and asset yields for the most part continue to price downward.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended September 30, 2012 and September 30, 2011.

	September 30, 2012			September 30, 2011*
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$103,565	$378	1.46%	$78,800	$361	1.80%
States & political subdivisions	59,444	629	6.41%	64,144	721	6.81%
Other	1,103	13	4.71%	5,253	16	1.20%
Held-to-maturity:
U.S. Agency obligations	17,580	166	3.78%	24,713	236	3.84%
States & political subdivisions	1,200	16	8.00%	6,399	82	7.75%
Loans, net of unearned income:
Real estate mortgages	288,186	3,400	4.72%	315,109	4,040	5.16%
Commercial real estate	190,472	2,243	4.71%	185,664	2,292	4.92%
Commercial	61,423	855	5.57%	41,198	610	5.88%
Consumer and other	96,072	1,561	7.37%	84,493	1,521	7.95%
Federal funds sold	—	—	—	10,109	2	0.12%
Federal Home Loan Bank stock	4,928	1	0.08%	5,298	—	—
Interest on balances with banks	4,546	3	0.26%	14,010	3	0.12%

Total Interest-Earning Assets/
Total Interest Income	828,519	$9,265	4.73%	835,190	$9,884	5.01%

Cash and due from banks	21,740			42,669
Bank premises and equipment	14,790			13,214
Accrued interest receivable	2,864			3,128
Goodwill	26,398			26,398
Bank owned life insurance	17,415			15,676
Other assets	15,283			12,952
Less: Allowance for loan and lease losses	6,728			6,553

Total Assets	$920,281			$942,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$90,932	$49	0.22%	$68,680	$51	0.24%
Savings	126,853	34	0.11%	118,937	78	0.24%
Money markets	164,461	138	0.34%	163,339	186	0.48%
Time - Over $100	81,431	287	1.41%	84,542	367	1.68%
Time - Other	109,241	279	1.02%	162,767	518	1.32%
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase	11,081	9	0.32%	23,027	21	0.36%
Short-term borrowings	269	—	0.00%	385	—	—
Long-term borrowings	50,703	466	3.68%	61,527	564	3.72%

Total Interest Bearing Liabilities/
Total Interest Expense	634,971	$1,262	0.79%	683,204	$1,785	1.08%

Demand - Non-interest bearing	139,105			124,831
All other liabilities	13,489			9,045
Stockholders’ equity	132,716			125,594

Total Liabilities and Stockholders’ Equity	$920,281			$942,674

Interest Spread			3.94%			3.93%

Net Interest Income		$8,003			$8,099

FINANCIAL RATIOS
Net interest margin (1)			4.12%			4.15%
Return on average assets			1.11%			1.18%
Return on average equity			7.69%			8.83%
Average equity to average assets			14.42%			13.32%
Dividend payout ratio			53.85%			49.41%

*	- as restated see Note 18

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $541 and $572 for the three months ended September 30, 2012 and 2011, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Net interest income (before the provision for loan and lease losses) decreased $19, or 0.1%, to $24,250 for the nine months ended September 30, 2012 compared to $24,269 for the nine months ended September 30, 2011. The average yield on interest-earning assets decreased 18 basis points, or 3.6%.

For the nine months ended September 30, 2012, net interest margin increased 3 basis points to 4.15% from 4.12% in the same period of 2011.

Total average interest-earning assets and average interest-bearing liabilities decreased from the nine months ended September 30, 2012. Average interest-earning assets decreased $9.1 million, or 1.1%, from $842.5 million for the nine months ended September 30, 2011 to $833.4 million for the corresponding period in 2012 and average interest-bearing liabilities decreased $34.7 million, or 5.1%, from $676.5 million to $641.8 million over the same periods. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), decreased for the nine months ended September 30, 2012 and 2011, respectively, to 92.1% from 92.5%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2012 and 2011. Average loans as a percentage of average interest-earning assets increased from 73.5% for the nine months ended September 30, 2011 to 76.4% for the corresponding period in 2012. Average investment securities decreased $11.5 million, or 5.8%, period over period, and as a percentage of interest-earning assets, decreased to 22.5% for the nine months ended September 30, 2012 from 23.6% for the nine months ended September 30, 2011. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, decreased as a percentage of average assets to 1.0% for the nine months ended September 30, 2012 from 2.6% for the nine months ended September 30, 2011. Average time deposits decreased $46.9 million, or 18.9%, from $248.0 million, or 36.7%, of interest-bearing liabilities for the nine months ended September 30, 2011 to $201.1 million, or 31.3%, of interest-bearing liabilities for the corresponding period in 2012. Also, during the nine months ended September 30, 2012, average securities sold under agreements to repurchase decreased $11.1 million, or 52.1%, and average long-term borrowings decreased $10.7 million, or 16.7%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 55 basis points from 4.04% for the nine months ended September 30, 2011 to 3.49% for the nine months ended September 30, 2012. Also, average loan yields decreased 24 basis points from 5.51% for the nine months ended September 30, 2011 to 5.27% for the nine months ended September 30, 2012.

The average time deposit costs decreased 23 basis points from 1.51% for the nine months ended September 30, 2011 to 1.28% for the nine months ended September 30, 2012. In addition, the average cost of money market accounts decreased 13 basis points from 0.48% for the nine months ended September 30, 2011 to 0.35% for the nine months ended September 30, 2012.

Interest expense for the nine months ended September 30, 2012 totaled $4,150, compared to $5,604 in 2011, a decrease of $1,454 or 25.9%. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2012 decreased to 0.86%, compared to 1.08% in 2011. Average savings deposits increased $7.1, or 6.1%. Average time deposits decreased $46.9, or 18.9%, for the nine months ended September 30, 2012 due primarily to the redemption of brokered certificates of deposit. Average demand non-interest bearing deposits increased $19.1, or 16.0%.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the nine months ended September 30, 2012 and September 30, 2011.

	September 30, 2012			September 30, 2011*
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$103,935	$1,233	1.58%	$94,345	$1,377	1.92%
States & political subdivisions	61,513	1,970	6.47%	63,195	2,153	6.88%
Other	1,290	39	4.03%	5,219	45	1.20%
Held-to-maturity:
U.S. Agency obligations	19,258	565	3.91%	26,197	780	3.96%
States & political subdivisions	1,450	57	7.91%	9,903	374	7.63%
Loans, net of unearned income:
Real estate mortgages	291,846	10,631	4.86%	317,262	12,205	5.16%
Commercial real estate	188,716	6,670	4.71%	179,380	6,642	4.92%
Commercial	57,582	2,341	5.42%	39,782	1,735	5.76%
Consumer and other	98,865	4,883	7.48%	82,707	4,551	8.05%
Federal funds sold	—	—	—	3,992	2	0.12%
Federal Home Loan Bank stock	5,162	4	0.10%	5,611	—	—
Interest on balances with banks	3,758	7	0.25%	14,873	9	0.12%

Total Interest-Earning Assets/
Total Interest Income	833,375	$28,400	4.82%	842,466	$29,873	5.00%

Cash and due from banks	21,575			21,148
Bank premises and equipment	14,242			13,336
Accrued interest receivable	2,975			3,291
Goodwill	26,398			26,398
Bank owned life insurance	17,017			15,551
Other assets	14,439			12,421
Less: Allowance for loan and lease losses	6,744			6,566

Total Assets	$923,277			$928,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$90,956	$172	0.25%	$69,653	$185	0.36%
Savings	124,257	132	0.14%	117,185	235	0.24%
Money markets	161,136	421	0.35%	155,223	555	0.48%
Time - Over $100	82,500	899	1.45%	83,907	1,100	1.80%
Time - Other	118,601	1,033	1.16%	164,139	1,705	1.44%
Federal funds purchased	33	—	—	—	—	—
Securities sold under agreements to repurchase	10,210	25	0.33%	21,288	67	0.36%
Short-term borrowings	742	2	0.36%	1,039	3	0.36%
Long-term borrowings	53,362	1,466	3.66%	64,099	1,754	3.60%

Total Interest Bearing Liabilities/
Total Interest Expense	641,797	$4,150	0.86%	676,533	$5,604	1.08%

Demand - Non-interest bearing	138,334			119,191
All other liabilities	12,643			8,787
Stockholders’ equity	130,503			123,534

Total Liabilities and Stockholders’ Equity	$923,277			$928,045

Interest Spread			3.96%			3.92%

Net Interest Income		$24,250			$24,269

FINANCIAL RATIOS
Net interest margin (1)			4.15%			4.12%
Return on average assets			1.14%			1.16%
Return on average equity			8.05%			8.70%
Average equity to average assets			14.13%			13.31%
Dividend payout ratio			52.28%			51.22%

*	- as restated see Note 18

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment is made to interest income. This adjustment increased interest income by $1,711 and $1,742 for the nine months ended September 30, 2012 and 2011, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During the three and nine months ended September 30, 2012, the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was 9.4% at August 31, 2012. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank’s historical analysis of loss factors, utilizes a rolling twenty quarters, but assigns greater weight to the four quarters of the previous five years that reflected the greatest loan loss allowances calculated by dollar amount. This methodology is designed to better address deterioration in local economic conditions. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 80% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area. The Bank’s provision for loan and lease losses for the quarter ended September 30, 2012 was allocated primarily to commercial portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “General Notes to Financial Statements – Note 7 – Loan Portfolio”.

There were no changes in the methodology of determining the allowance for loan losses during the three and nine months ended September 30, 2012. Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets locally, in determining the allowance for loan losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan loss methodology with actual losses.

Based on this methodology, management made a provision for loan and lease losses of $777 for the nine month period ended September 30, 2012, compared to a $1,713 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $6,966 at September 30, 2012 compared to $6,711 at September 30, 2011. We believe that the decrease in the provision for loan and lease losses for the nine months ended September 30, 2012 reflects management’s proactive efforts to resolve credit issues through closer interaction with the affected customers, active collection efforts and foreclosure.

The amount and number of charge-offs and foreclosures during the periods indicated are as follows:

At:	At and For The Nine Months Ended September 30, 2012	At and For The Twelve Months Ended December 31, 2011	At and For The Nine Months Ended September 30, 2011
Provision for loan and lease losses	$777	$2,381	$1,713
Allowance for loan and lease losses to non-performing loans	269.69%	211.97%	194.35%
Non-performing loans to period end loans	0.40%	0.50%	0.54%
Ratio of charged-off loans to average loans	0.09%	0.37%	0.25%
Ratio of foreclosed loans to average loans	0.13%	0.38%	0.38%
Allowance for loan and lease losses to period end loans	1.09%	1.06%	1.05%

At:	At and For The Nine Months Ended September 30, 2012		At and For The Twelve Months Ended December 31, 2011		At and For The Nine Months Ended September 30, 2011
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$586	48	$2,300	90	$1,576	66
Foreclosures completed	835	9	2,370	14	2,370	14
Non-performing loans	2,583	75	3,166	77	3,453	82

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring (TDR) as of September 30, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	September 30, 2012	December 31, 2011
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$354	$368
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	—	—

Total Restructured Loans	$354	$368

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

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial and commercial real estate loans in past the five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At September 30, 2012, management believes the allowance for loan and lease losses is adequate to absorb probable loan and lease losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended September 30, 2012 and September 30, 2011, respectively:

Three Months Ended	September 30, 2012	September 30, 2011
Trust department income	$409	$431
Service charges on deposit accounts	489	540
Merchant transaction income	1,357	1,680
Brokerage fee income	60	52
Other fee income	427	450
Bank-owned life insurance income	129	124
Other operating income	247	135
Realized gains (losses) on securities, net	3	159

Total Non-Interest Income	$3,121	$3,571

Total non-interest income decreased $450, or 12.6%, to $3,121 for the three months ended September 30, 2012, compared with $3,571 for the same period in 2011. This decrease was primarily attributable to a decrease of $323 in merchant transaction income due to lower volume and a decrease of $156 in net realized gains on securities. These decreases were offset by a $112 increase in other operating income resulting from increases in the gains on the sale of mortgage loans and, to a lesser extent, increases in brokerage fee income and bank-owned life insurance income.

The following table sets forth information by category of non-interest income for the Company for the nine months ended September 30, 2012 and September 30, 2011, respectively:

Nine Months Ended:	September 30, 2012	September 30, 2011
Trust department income	$1,112	$1,214
Service charges on deposit accounts	1,416	1,531
Merchant transaction income	3,455	3,853
Brokerage fee income	201	185
Other fee income	1,291	1,259
Bank-owned life insurance income	378	369
Other operating income	678	1,080
Realized gains (losses) on securities, net	119	439

Total Non-Interest Income	$8,650	$9,930

Total non-interest income decreased $1,280, or 12.9%, to $8,650 for the nine months ended September 30, 2012, compared with $9,930 for the same period in 2011. This decrease was attributable to a decrease of $402 in other operating income due to income recorded in connection with the reversal of a contingent liability of $500 during the quarter ended March 31, 2011, as well as a $398 decrease in merchant transaction income due to lower volume, a $320 decrease in net realized gains on securities, a $115 decrease in service charges on deposit accounts due to decreased overdraft activity and a $102 decrease in trust department income due to lower estate fees.

Non-Interest Expenses

The following table sets forth information by category of non-interest expense for the Company for the three months ended September 30, 2012 and September 30, 2011, respectively:

Three Months Ended:	September 30, 2012	September 30, 2011*
Salaries and employee benefits	$3,413	$3,463
Expense of premises and equipment, net	678	887
Merchant transaction expenses	866	1,110
FDIC insurance assessments	113	14
Other operating expenses	2,270	2,048

Total Non-Interest Expenses	$7,340	$7,522

*	- as restated see Note 18

Total non-interest expenses decreased $182, or 2.4%, to $7,340 for the three months ended September 30, 2012 compared with $7,522 for the same period in 2011. Expense of premises and equipment decreased $209, due primarily to lower occupancy and depreciation expense. Merchant transaction expenses decreased $244, due to lower volume. These decreases in total non-interest expenses were partially offset by an increase in other operating expenses of $222, resulting from increased Pennsylvania shares tax expense and other real estate owned expenses and increased FDIC insurance assessments of $99.

The following table sets forth information by category of non-interest expense for the Company for the nine months ended September 30, 2012 and September 30, 2011, respectively:

Nine Months Ended:	September 30, 2012	September 30, 2011*
Salaries and employee benefits	$10,617	$10,366
Expense of premises and equipment, net	2,230	2,714
Merchant transaction expenses	2,193	2,609
FDIC insurance assessments	343	436
Other operating expenses	6,558	5,848

Total Non-Interest Expenses	$21,941	$21,973

*	- as restated see Note 18

Total non-interest expenses decreased $32, or 0.1%, to $21,941 for the nine months ended September 30, 2012 compared with $21,973 for the same period in 2011. Expense of premises and equipment decreased $484, due primarily to lower occupancy and depreciation expense. Merchant transaction expenses decreased $416, due to lower volume. FDIC insurance assessments decreased $93. These decreases in total non-interest expenses were offset by an increase in other operating expenses of $710, resulting from increased Pennsylvania shares tax expense and other real estate owned expenses and an increase in salaries and employee benefits of $251, primarily attributable to merit-based increases, mortgage banking commissions and supplemental retirement plan expenses.

Income Taxes

Applicable income taxes decreased $168, or 18.1%, and $150, or 6.1%, primarily due to lower taxable income for the three months and nine months ended September 30, 2012, respectively.

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

The Company enhances interest income by securing long-term investments within its investment portfolio by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits. The Company is considering replacing investment proceeds with loans and the remainder of the excess cash flows being redeployed into AAA-rated securities with three to four year durations.

The Company remains highly liquid despite the use of investment and loan cash flows to fund the reduction of higher cost borrowings and time deposits.

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio:

	September 30, 2012	December 31, 2011
U.S. Agency obligations	$78,138	$77,985
Mortgage-backed securities	41,058	$44,078
States & political subdivisions	60,998	67,198
Corporate securities	—	1,004

Total Debt Securities	180,194	190,265
Equity Securities	1,199	943

Total Investment Securities	$181,393	$191,208

Loan Portfolio

Details regarding the Company’s loan portfolio are as follows:

As of:	September 30, 2012	December 31, 2011
Construction and land development
Residential real estate	$5,020	$5,064
Commercial real estate	17,989	20,541
Residential real estate	262,021	276,579
Commercial secured by real estate	199,747	188,334
Commercial loans	58,276	55,482
Credit card and related plans	3,040	3,242
Installment and other	62,455	59,170
Obligations of states & political subdivisions	30,512	23,110

Loans, net of unearned income	639,060	631,522
Less: Allowance for loan and lease losses	6,966	6,711

Loans, net	$632,094	$624,811

There were no purchased loans during the three and nine months ended September 30, 2012, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2012 were primarily commercial and municipal loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 76% and 78% of total loans at September 30, 2012 and December 31, 2011, respectively. Economic conditions and recessionary concerns over the past several years have resulted in lower levels of loan demand. The decline ratio on loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at September 30, 2012. Management uses available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance, or take other actions that would impact the allowance, based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) that management has determined to be uncollectible, net of actual recoveries on loans previously charged-off. (See also, “Provision for Loan and Leases Losses.”)

The allowance for loan and lease losses as a percentage of loans was 1.09% at September 30, 2012, compared to 1.06% at December 31, 2011 and 1.05% at September 30, 2011.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The national unemployment rate and the statewide unemployment rate stood at 8.1% and the Scranton/Wilkes-Barre metropolitan area unemployment rate was 9.4% at August 31, 2012. The region still leads the state’s 14 metro areas with the highest unemployment rate for more than two years, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. Average home prices only increased by 1.2% in July over the year-earlier period, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	September 30, 2012	December 31, 2011	September 30, 2011
Non-accrual loans
Residential real estate	$1,958	$2,006	$2,332
Commercial real estate	133	591	608
Commercial loans	388	477	443
Consumer loans	104	92	70

Total non-performing loans	$2,583	$3,166	$3,453

Other real estate owned	582	1,571	2,109

Total non-performing assets	$3,165	$4,737	$5,562

Loans past due 90 days or more and accruing:
Residential real estate	$1,369	$641	$496
Commercial real estate	—	11	—
Guaranteed student loans	200	113	240
Credit card loans	6	6	24
Commercial loans	—	—	—
Consumer loans	5	3	5

Total loans past due 90 days or more and accruing	$1,580	$774	$765

Non-performing loans to period end loans	0.40%	0.50%	0.54%
Total loans past due 90 days or more and accruing to period end loans	0.25%	0.12%	0.12%
Non-performing assets to period end assets	0.35%	0.51%	0.59%

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

In 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2012, the Company had $6,489 of TERI-guaranteed loans out of a total student loan portfolio of $12,905. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of September 30, 2012, $75 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,583 and $3,453 at September 30, 2012 and 2011, respectively. We believe that the decrease in non-accrual loans reflects management’s focused efforts to proactively address delinquent accounts. Real estate loans of $1,369 that are past due 90 days or more and still accruing are primarily 1-4 family residential loans with favorable loan-to-value ratios and that are in the process of collection. One large loan in the amount of $517 accounted for the majority of the increase.

If interest on non-accrual loans had been accrued, such income would have been $104 and $192 for the nine months ended September 30, 2012 and September 30, 2011, respectively. Interest income on non-accrual loans, which is recorded only when received, amounted to $0 for each of the nine months ended September 30, 2012 and September 30, 2011, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

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

As of September 30, 2012, the Company had total impaired loans of $5,355. Of the total allowance for loan and lease losses, $1,154 was specifically related to these impaired loans at September 30, 2012.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Three Months Ended:	September 30, 2012	September 30, 2011
Balance at beginning of period	$6,938	$6,711
Charge-offs:

Residential real estate mortgages	326	307
Commercial real estate	—	16
Commercial loans	73	50
Credit card and related plans	18	29
Installment loans	38	67

Total charge-offs	455	469

Recoveries:

Residential real estate mortgages	7	8
Commercial real estate	—	—
Commercial loans	1	—
Credit card and related plans	1	5
Installment loans	3	11

Total recoveries	12	24

Net charge-offs (recoveries)	443	445

Provision charged to operations	471	445

Balance at End of Period	$6,966	$6,711

Ratio of net charge-offs (recoveries) to average loans outstanding	0.07%	0.07%

Nine Months Ended:	September 30, 2012	September 30, 2011
Balance at beginning of period	$6,711	$6,500
Charge-offs:

Residential real estate mortgages	326	1,032
Commercial real estate	33	274
Commercial loans	78	62
Credit card and related plans	36	81
Installment loans	113	127

Total charge-offs	586	1,576

Recoveries:

Residential real estate mortgages	8	26
Commercial real estate	5	—
Commercial loans	1	3
Credit card and related plans	1	6
Installment loans	49	39

Total recoveries	64	74

Net charge-offs (recoveries)	522	1,502

Provision charged to operations	777	1,713

Balance at End of Period	$6,966	$6,711

Ratio of net charge-offs (recoveries) to average loans outstanding	0.08%	0.24%

The allowance for loan and lease losses at September 30, 2012 was $6,966, or 1.09%, of total loans compared to $6,711 or 1.05% of total loans at September 30, 2011.

The allowance for loan and lease losses was allocated as follows:

As of:	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	% *	Amount	% *	Amount	% *
Residential real estate	$2,969	41%	$2,855	44%	$2,368	46%
Commercial real estate and all others	3,129	50%	3,087	47%	3,458	45%
Credit card and related plans	331	1%	319	1%	345	1%
Personal installment loans	537	8%	450	8%	540	8%

Total	$6,966	100%	$6,711	100%	$6,711	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

Our non-performing loans decreased from $3,453, at September 30, 2011, to $3,166 at December 31, 2011, and to $2,583 at September 30, 2012. As of September 30, 2012, our non-performing loans were comprised of thirty-three loans of which twelve loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. The decrease in non-performing loans is attributed to payments and pay-offs in the amount of $1,387, properties moving to OREO in the amount of $831 and charge-offs in the amount of $780, with new additions to non-accrual in the amount of $2,687 for the period.

As of September 30, 2012, the total of the allowance for loan and lease losses was $6,966. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

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

Other Real Estate Owned

The Bank has seven properties in other real estate owned as of September 30, 2012 with a value of $582 compared to $1,571 at December 31, 2011 and $2,109 at September 30, 2011. Of the seven properties, one is commercial with a carrying value of $100; the remaining six properties are residential. The Bank had eight properties in other real estate owned as of December 31, 2011. Of the eight properties, two were commercial with a carrying value of $1,000; the remaining six properties were residential. As of September 30, 2011, the Bank had 11 properties in other real estate owned, which represented ten relationships. Two of the properties were commercial and nine were residential.

The largest property in other real estate owned at December 31, 2011, with a carrying value of $792, was sold on April 24, 2012 with a total consideration of $900.

Presently, there are nine properties in the process of loan foreclosure. Eight of these properties are residential with the largest having a balance of $206. The commercial property has a balance of $143.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	September 30, 2012	December 31, 2011
Demand - Non-interest bearing	$141,181	$134,799
Demand - Interest bearing	91,609	85,111
Savings	125,582	120,269
Money markets	165,078	165,611
Time - Over $100,000	79,791	84,828
Time - Other	101,891	129,900

Total Deposits	$705,132	$720,518

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

As of September 30, 2012, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $22.3 million. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. The balance of this funding as of September 30, 2012 and December 31, 2011 was $6.2 million and $23.2 million, respectively. The brokered certificates of deposit issued were generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding. As of September 30, 2012, the dollar amount of brokered deposits, exclusive of CDARS reciprocal deposits, was $6.2 million, or 0.9%, of total deposits, compared to $23.2 million, or 3.2%, at December 31, 2011.

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

The Company offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Company also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At September 30, 2012, the Company had $204,896 of available borrowing capacity with the FHLB, a Borrower-In-Custody (BIC) line of credit of $33,450 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Discount Window of $15,460, an overnight Federal funds line of credit of $19,000 with PNC Bank, an overnight Federal funds line of credit of $5,000 with Wells Fargo and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

The Company’s total risk-based capital ratio was 17.38% at September 30, 2012. The Bank’s total risk-based capital ratio was 16.80% at September 30, 2012, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Core Earnings Calculation

Certain financial measures for the three and nine months ended September 30, 2011 reported herein exclude the effect of the reversal of a contingent liability recorded in connection with the 2009 acquisition of Old Forge Bank. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing these non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The following tables present the reconciliation of these non-GAAP financial measures to reported GAAP financial measures:

	Three Months Ended September 30,
	2012	2011*	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$7,532	$7,654	$(122)
Non-interest income	3,121	3,571	(450)
Non-interest expense	(7,340)	(7,522)	182
Income tax (provision) benefit	(761)	(929)	168

Net income	2,552	2,774	(222)

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	—	—	—

Total adjustments pre-tax	—	—	—
Income tax provision (benefit)	—	—	—

After tax adjustments to GAAP	—	—	—

Adjusted “net income from core operations”	$2,552	$2,774	$(222)

Adjusted Return on Average Assets	1.11%	1.18%
Adjusted Return on Average Equity	7.69%	8.83%
Adjusted Dividend Payout Ratio	53.85%	49.41%

*	- as restated see Note 18

Return on average equity (ROE) and return on average assets (ROA) for the three months ended September 30, 2012 was 7.69% and 1.11%, respectively. ROE was 8.83% and ROA was 1.18% for the same period last year. The dividend payout ratio was 53.85% for the three months ended September 30, 2012 and 49.41% for the same period last year.

	Nine Months Ended September 30,
	2012	2011*	Change
Unadjusted (GAAP)
Net interest income after provision for loan and lease losses	$23,473	$22,556	$917
Non-interest income	8,650	9,930	(1,280)
Non-interest expense	(21,941)	(21,973)	32
Income tax (provision) benefit	(2,301)	(2,451)	150

Net income	7,881	8,062	(181)

Adjustments
Non-interest income
Reversal of a contingent liability recorded in the Merger	—	(500)	500

Total adjustments pre-tax	—	(500)	500
Income tax provision (benefit)	—	170	(170)

After tax adjustments to GAAP	—	(330)	330

Adjusted “net income from core operations”	$7,881	$7,732	$149

Adjusted Return on Average Assets	1.14%	1.11%
Adjusted Return on Average Equity	8.05%	8.35%
Adjusted Dividend Payout Ratio	52.28%	53.39%

*	- as restated see Note 18

Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2012 was 8.05% and 1.14%, respectively. ROE was 8.70% (8.35% excluding the reversal of a contingent liability) and ROA was 1.16% (1.11% excluding the reversal of a contingent liability) for the same period last year. The dividend payout ratio was 52.28% for the nine months ended September 30, 2012 and 51.22% (53.39% excluding the reversal of a contingent liability) for the same period last year.

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

Management believes that the following information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors. The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	September 30, 2012	December 31, 2011	September 30, 2011
Loans, net of unearned income	$639,060	$631,522	$637,841
Credit fair value adjustment on purchased loans	1,567	2,343	2,623

Total adjusted loans	$640,627	$633,865	$640,464

	September 30, 2012	December 31, 2011	September 30, 2011
Allowance for loan and lease losses	$6,966	$6,711	$6,711
Credit fair value adjustment on purchased loans	1,567	2,343	2,623

Total adjusted allowance	$8,533	$9,054	$9,334

Total adjusted allowance to adjusted loans	1.33%	1.43%	1.46%

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

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2012, the Company instituted a dual control verification process as to data submitted to its actuary.

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

Dated: November 6, 2012

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated: November 6, 2012