Form 10-K
period 2012-12-31
PENSECO FINANCIAL SERVICES CORP
filed 2013-03-14
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

Commission file number: 000-23777

PENSECO FINANCIAL SERVICES CORPORATION

STATE OF INCORPORATION: COMMONWEALTH OF PENNSYLVANIA

I.R.S. EMPLOYER IDENTIFICATION NUMBER: 23-2939222

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting stock held by non-affiliates of the registrant on June 30, 2012, based on the closing price of such stock on that date, equals approximately $107,066,400.

The number of shares of common stock outstanding as of March 8, 2013 equals 3,276,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, to be held on May 7, 2013, are incorporated by reference in Part III.

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

PART I

ITEM 1.	BUSINESS.

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

The Bank is a full service community bank operating thirteen branch offices in Lackawanna, Luzerne, Monroe and Wayne Counties of Pennsylvania serving principally the communities of Scranton, Clarks Summit, Old Forge, Moscow, Stroudsburg, East Stroudsburg and Mount Pocono. The Company’s principal banking office is located at 150 North Washington Avenue, Scranton, Pennsylvania, containing trust, investor services, marketing, audit, human resources, executive, data processing, central loan processing and central bookkeeping offices.

ACQUISITION OF OLD FORGE BANK

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the “Merger”). The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. Old Forge Bank was merged into Penn Security Bank and Trust Company in a two-step transaction. An aggregate of 1,128,079 shares of Company common stock and approximately $17.4 million in cash was paid to former Old Forge Bank shareholders, resulting in goodwill of $26.4 million.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

Years Ended December 31,	2012	2011	2010
Homogeneous loan pools (interest income)	$413	$525	$633
Time deposits (interest expense)	26	91	185
Core deposit intangible expense (other operating expense)	(176)	(201)	(225)

Net income from acquisition fair value adjustment	$263	$415	$593

The following table sets forth certain financial information regarding the Company at and for the years ended December 31, 2012, 2011 and 2010:

	2012	2011*	2010*
Interest Income	$37,591	$39,707	$41,745
Interest Expense	5,362	7,339	8,356

Net Interest Income	32,229	32,368	33,389
Provision for Loan and Lease Losses	924	2,381	1,999

Net Interest Income after Provision for Loan and Lease Losses	31,305	29,987	31,390
Non-Interest Income	11,441	12,619	12,152
Non-Interest Expenses	29,099	29,041	28,689
Income Taxes	3,058	3,034	3,287

Net Income	$10,589	$10,531	$11,566

Earnings per Share - Basic	$3.23	$3.21	$3.53
Earnings per Share - Diluted	$3.23	$3.21	$3.53
Total Revenue	$49,032	$52,326	$53,897
Net Interest Margin (1)	4.05%	4.02%	4.39%

BALANCE SHEET AMOUNTS:
Assets	$918,042	$925,532	$916,837
Investment Securities	$177,293	$191,208	$217,044
Net Loans	$616,580	$624,811	$608,605
Deposits	$721,948	$720,518	$691,032
Long-Term Borrowings	$45,397	$58,220	$68,835
Stockholders’ Equity	$132,446	$127,333	$120,466

(1)	Net interest margin is presented on a tax equivalent basis. See page 36 for a description of the tax equivalent adjustments.
*	- as restated see Note 28

Net income for 2012 increased $58, or 0.6% to $10,589, or $3.23 per basic and diluted weighted average share, compared with $10,531, or $3.21, per basic and diluted weighted average share, from 2011. Net interest income decreased $139, or 0.4%. Net interest margin increased to 4.05% for the year ended December 31, 2012, compared to 4.02% for the year ended December 31, 2011. Net interest income, after provision for loan and lease losses, increased $1,318, or 4.4%, during 2012, due to a reduction in interest expense of $1,977, or 26.9%, from lower funding costs and lower average balances of time deposits and borrowings, and a $1,457, or 61.2%, decrease in the provision for loan and lease losses, offset by a decrease in interest income of $2,116, or 5.3%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested in securities that have historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $1,178, or 9.3%, primarily due to income recorded in connection with the reversal of a contingent liability of $500 during 2011. The Company recognized no impairment losses in 2012 as compared to $78 in 2011 related to the Bank’s equity investment portfolio. Non-interest expenses increased $58, or 0.2%.

Net income for 2011 was $10,531, or $3.21 per basic and diluted weighted average share, compared with $11,566, or $3.53 per basic and diluted weighted average share, from 2010, a decrease of $1,035, or 8.9%. Net interest income decreased $1,021, or 3.1%. Net interest margin decreased to 4.02% for the year ended December 31, 2011, compared to 4.39% for the year ended December 31, 2010. Net interest income, after provision for loan and lease losses, decreased $1,403, or 4.5%, during 2011, due to a decrease in interest income of $2,038, or 4.9%, an increase in the provision for loan and lease losses of $382, or 19.1%, offset by reduced interest expense of $1,017, or 12.2%, from lower funding costs. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested in securities that have historically low yields. Non-interest income increased $467, or 3.8%, primarily as a result of the reversal of a $500 contingent liability recorded in connection with the Merger. The Company recognized impairment losses of $78 in 2011 as compared to none in 2010 related to the Bank’s equity investment portfolio. Non-interest expenses increased $352, or 1.2%, due to increases in salaries and employee benefits and other operating expenses offset by reduced FDIC insurance expense.

In 2012, the local economy continued to experience the effects of our nation’s economic downturn. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania increased to 9.5% at year-end (compared to 8.9% at December 31, 2011) according to the Pennsylvania Department of Labor & Industry.

The table below sets forth our provision for loan and lease losses and certain ratios for the three most recently completed fiscal years:

	2012	2011	2010
Provision for loan and lease losses	$924	$2,381	$1,999
Period end allowance for loan and lease losses to non-performing loans	304.82%	211.97%	161.13%
Non-performing loans to period end loans	0.37%	0.50%	0.66%
Ratio of charge-off loans to average outstanding loans	0.13%	0.37%	0.30%
Ratio of foreclosed loans to average outstanding loans	0.18%	0.38%	0.19%

The amount and number of charge-offs and foreclosures at and for the fiscal years indicated are as follows:

	2012		2011		2010
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$817	65	$2,300	90	$1,838	102
Foreclosures completed	1,138	12	2,370	14	1,183	6
Non-performing loans	2,280	68	3,166	77	4,034	70

There were no purchased loans in 2012, 2011 or 2010 other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2012 were primarily in commercial and commercial real estate loans, which have been areas of focus for the Bank in recent years.

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

The following table sets forth the percentage of deposits held by the Bank in each of the counties comprising its primary market area as of June 30, 2012, the latest date for which information is available, and June 30, 2011:

	June 30, 2012	June 30, 2011
Monroe	2.07%	1.97%
Lackawanna	12.82%	13.56%
Wayne	1.36%	1.31%
Luzerne	0.48%	0.39%

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

LENDING AND DEPOSIT PRODUCTS

Through its banking subsidiary, the Company generates interest income from its loan and investment securities portfolios. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. The Company’s primary costs are interest paid on deposits and borrowings and general operating expenses. The Company provides a variety of commercial and retail banking services to business, non-profits, governmental, municipal agencies and professional customers, as well as retail customers, on a personalized basis. The Company’s primary lending products are real estate, commercial and consumer loans. The Company also offers ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. The Company’s primary deposit products are savings and demand deposit accounts and certificates of deposit. The Company also offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. At December 31, 2012, the Company had aggregate securities sold under agreements to repurchase with balances of approximately $8.0 million.

The table presented below indicates the composition of the Company’s loan portfolio at the dates specified:

December 31,	2012		2011		2010
Commercial secured by real estate	$217,496	34.9%	$208,875	33.1%	$207,964	33.8%
Residential real estate	261,912	42.0%	281,643	44.6%	295,301	48.0%
Commercial and industrial	56,396	9.1%	55,482	8.8%	36,190	5.9%
Consumer	52,398	8.4%	52,816	8.4%	55,862	9.1%
States & political subdivisions	22,586	3.6%	23,110	3.6%	9,882	1.6%
All other	12,742	2.0%	9,596	1.5%	9,906	1.6%

Loans, net of unearned income	$623,530	100.0%	$631,522	100.0%	$615,105	100.0%

Loans secured by real estate, including both residential and commercial, represent the largest portion of the loan portfolio and have declined slightly in terms of the percentage of the Company’s loan portfolio representing 77%, 78%, and 82% for the years ended 2012, 2011, and 2010, respectively. Consumer loans represented 8% of the loan portfolio at December 31, 2012. Commercial and industrial loans have increased as a percentage of the loan portfolio, representing 9%, 9% and 6% at December 31, 2012, 2011 and 2010, respectively.

Our loan portfolio is comprised primarily of residential and commercial mortgage loans secured by real estate in our Northeastern Pennsylvania market area. As of December 31, 2012, less than 5% of the loan portfolio was comprised of loans to entities located outside our market area.

At December 31, 2012, the loan portfolio was comprised of approximately $253.4 million, or 40.6%, of fixed rate loans and $370.1 million, or 59.4%, of adjustable rate loans.

The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. In the ordinary course of our business, our operations and earnings are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

Lending Activities

The Bank offers a variety of loans including commercial, residential and consumer loans as described above. The consumer portfolio includes automobile loans, educational loans and lines of credit. Since 2008, the Company has discontinued originating educational loans. During 2012, the commercial real estate portfolio increased slightly despite the weakened economy, and at December 31, 2012 and 2011, it comprised 34.9% and 33.1% of our total loan portfolio, respectively.

The Company intends to continue to evaluate commercial real estate, commercial business and governmental lending opportunities, including small business lending. The Bank continues to proactively monitor and manage existing credit relationships.

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

Most of our residential loans are underwritten to standards established by the secondary market. The bank also offers VA and FHA loans via a third party lending source.

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

The Bank offers home equity loans and lines of credit, typically with a maximum combined loan-to-value ratio of 80%. Home equity loans generally have fixed-rates of interest and are originated with terms of up to 15 years. Home equity lines of credit generally have variable rates and are indexed to the prime rate as published in The Wall Street Journal. Home equity lines of credit generally have draw periods with 20 year repayment periods.

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

Commercial Real Estate Loans. At December 31, 2012, the Bank had commercial real estate loans totaling $217.5 million, or 34.9%, of our total loan portfolio.

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

When making commercial business loans, the Bank considers the financial statements of the borrower and any guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business and guarantor, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. The Bank offers a variety of consumer loans, including lines of credit, automobile loans and loans secured by savings accounts and certificates of deposit. The Bank also offers unsecured loans.

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

Credit Risks

We have adhered and continue to adhere to credit policies, both prior to and during the recent economic downturn, which management believes are sound. Our loan policies require verification of information provided by loan applicants as well as an assessment of their ability to repay for all loans. At no time have we made loans similar to those commonly referred to as “no doc” or “stated income” loans.

While the vast majority of the loans in the loan portfolio are secured by collateral, the Company has made and will continue to make loans on an unsecured basis. At December 31, 2012, there were $10.5 million in unsecured consumer loans in our portfolio which is less than the $11.6 million outstanding at December 31, 2011 and $5.0 million in unsecured commercial loans which is slightly higher than the $4.8 million outstanding at December 31, 2011. Unsecured commercial loans are only granted to those borrowers exhibiting historically strong cash flow and capacity with seasoned management. In addition, for unsecured loans made to businesses, the Company’s credit policy requires loan guarantees by all individuals having 20% or more ownership interest in the borrowing entity. Unsecured consumer loans are made for relatively short terms and to borrowers with strong credit histories. Unsecured consumer loans at December 31, 2012 included a credit card portfolio of $3.2 million.

Requests to modify, restructure or otherwise change the terms of loans are considered by the Company on an individual basis as the circumstances and/or reasons for such changes may vary. All such changes in terms must be authorized by the appropriate approval body. Also, our credit policy prohibits the modification of loans or the extension of additional credit to borrowers who are not current on their payments. Exceptions are approved only where the Company’s position in the credit relationship is expected to be greatly enhanced by such action.

Adjustable-Rate Loans. While the Bank anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans. The Bank attempts to negotiate floors on most adjustable rate commercial loans. The commercial adjustable rate loans generally provide a fixed rate re-negotiation at the end of the initial fixed rate period. If the Bank and Borrower are unable to agree on a new fixed rate then the rate converts to a floating rate obligation. In addition, some commercial loans adjust to a predetermined index plus a spread at the end of the initial fixed rate period, for a like period of time. To a lesser degree the Bank has entered into transactions with collars generally for periods of five years or less.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, the Bank considers and reviews a cash flow analysis of the borrower and guarantor, when applicable, and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

The Bank also purchases participations in loans from local financial institutions to supplement our lending portfolio. Loan participations totaled $10.7 million at December 31, 2012. Loan participations are subject to the same credit analysis and loan approvals as loans the Bank originates. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates. However, in a purchased participation loan, the Bank does not service the loan and thus is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience. Individual loans or lending relationships with aggregate exposure of more than $500,000 must be approved by a senior loan committee, which is comprised of senior Bank officers. All loans or lending relationships in excess of $1.0 million must be approved by the credit committee of the Bank’s board, which includes four non-employee directors. All loans or lending relationships in excess of $3.0 million must be approved by the full board of directors of the Bank.

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2012, our regulatory limit on loans to one borrower was $16.3 million. At that date, the total outstanding available credit balance with our largest lending relationship was $13.9 million which was secured by real estate, marketable securities and general business assets. All of the loans in the relationship are performing in accordance with their original terms at December 31, 2012.

Financial Services. The Company has a third party marketing agreement with a broker-dealer that allows the Company to offer a full range of securities, brokerage services and annuity sales to its customers. The Company’s Investor Services Division is located in the

Company’s headquarters building and the services are offered throughout the entire branch system. For the year ended December 31, 2012, the Company’s income from brokerage services was $264 or 0.5% of total revenue compared to $253 or 0.5% in 2011 and $340 or 0.6% in 2010.

Trust Services. The Company has a full service trust department. For the year ended December 31, 2012, the Company’s income from trust services was $1,481 or 3.0% of total revenue compared to $1,563 or 3.0% in 2011 and $1,493 or 2.8% in 2010.

Merchant Services. The Company offers credit card processing for its merchants. For the year ended December 31, 2012, the Company’s income from merchant transaction services was $4,290 or 8.8% of total revenue compared to $4,670 or 8.9% in 2011 and $4,521 or 8.4% in 2010.

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

Business Activities. The Pennsylvania Department of Banking is required to regularly examine each state-chartered bank. Generally, the approval of the Pennsylvania Department of Banking is required to open new branches, to merge with another bank and to undertake many other activities.

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

Interstate Branching. Federal law authorizes the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states, unless the state in which the target institution is located has opted out. Accordingly, the Bank may acquire branches in a state other than Pennsylvania unless the other state has enacted legislation opting out. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and recent Pennsylvania law amendments eliminate all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location.

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

Transactions with Related Parties. Transactions between a state bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B of the Federal Reserve Act apply to us, as a state non-member bank, by virtue of Section 18(i) of the Federal Deposit Insurance Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the state member bank, such as the Company. Generally, Sections 23A and 23B: (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) impose collateral requirements on certain transactions with affiliates, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The Dodd-Frank Act imposes additional requirements on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Enforcement. The Pennsylvania Department of Banking has authority to appoint a receiver or conservator for a Pennsylvania Bank in a variety of circumstances, including where the bank conducts its business in an unsafe manner, is in an unsafe or unsound condition to transact business, has assets less than its obligations or violates a law, court order or order of the Pennsylvania Department of Banking. The Pennsylvania Department of Banking may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or have breached their fiduciary duty in conducting the business of the bank. In addition, upon finding that a bank has engaged in an unsafe or unsound practice, violated a law, rule, regulation or written agreement relating to its supervision, or violated any condition, imposed in writing, in connection with the approval of any application, the Pennsylvania Department of Banking may impose a civil money penalty of up to $25,000 per violation and issue an order to cease and desist against the bank or its directors or officers.

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

Consumer Protection and Fair Lending Regulations. Pennsylvania commercial banks are subject to a variety of federal and Pennsylvania statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. See REGULATION AND SUPERVISION – Regulation of Pennsylvania Commercial Banks - Dodd-Frank Act for a discussion on the Bureau of Consumer Financial Protection.

Dodd-Frank Act. The Dodd-Frank Act became law on July 21, 2010. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape.

The Dodd-Frank Act creates the Bureau of Consumer Financial Protection (“Bureau”), which is an independent bureau within the Federal Reserve System with broad authority to regulate the consumer finance industry including regulated financial institutions such as the Bank and non-banks and others who are involved in the consumer finance industry. The Bureau has exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer finance laws, to oversee non federally regulated entities, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive (“UDA”). The federal consumer finance laws and all of the functions and responsibilities associated with them were transferred to the Bureau on July 21, 2011. While the Bureau has the exclusive power to interpret, administer and enforce federal consumer finance laws and UDA, the Dodd-Frank Act provides that the FDIC continues to have examination and enforcement powers over the Bank relating to the matters within the jurisdiction of the Bureau because it has less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

•	Repeals Regulation Q, the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained;

•

Expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors;

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

The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions. The unlimited coverage for noninterest-bearing demand transaction accounts was not renewed.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, during the four quarters ended December 31, 2012, averaged $13 per quarter.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital position. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2012, the Company’s capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 16.80%; (2) Total Capital to Risk-Weighted Assets Ratio, 17.96%; and (3) Tier 1 Capital Leverage Ratio, 11.50%.

Basel III Proposed Changes in Capital Requirements. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requires bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer” in the range of 0% to 2.5% when fully implemented. Basel III would be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

On June 7, 2012, the U.S. banking agencies requested comment on the three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing Basel III in the U.S. As proposed, U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. U.S. banking agencies have delayed implementation of the proposed new rules as they continue to weigh views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point, we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial condition. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

EMPLOYEES

As of December 31, 2012, the Company employed 215 full-time equivalent employees. Management of the Company considers relations with its employees to be good.

AVAILABILITY OF SECURITIES FILINGS

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, we maintain an Internet website at http://www.pennsecurity.com/. We make available free of charge through the “Investor Relations” link on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS.

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

The Bank makes various judgments about the collectability of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the allowance for loan and lease losses, we review our loans and our loan loss and delinquency experience, and we evaluate economic conditions. In the third quarter of 2010, we refined our methodology for determining loan and lease losses to emphasize, in particular, local economic conditions in response to our experience during this recent recession. If our judgments are incorrect, our allowance for loan and lease losses may not be sufficient to cover future losses and our financial statements may not accurately reflect our financial condition. In addition, bank regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for loan and lease losses, recognize further loan charge-offs, or take other actions which would impact our allowance or provision for loan and lease losses. Increased provisions for loan and lease losses would increase our expenses and reduce our net income.

Our emphasis on residential mortgage and commercial real estate loans in the Northeast Pennsylvania market area exposes us to a risk of loss.

At December 31, 2012, $261.9 million, or 42.0%, of our loan portfolio consisted of residential mortgage loans and $217.5 million, or 34.9%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the Northeastern Pennsylvania area could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if the Bank seeks to recover on defaulted loans by selling the real estate collateral.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Lending money is a significant part of the banking business. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between thirty and fifty-nine days delinquent totaled $4,649 on December 31, 2012. Our non-performing assets were approximately $2,936 on December 31, 2012. Our allowance for loan and lease losses was approximately $6,950 on December 31, 2012.

Our concentration of commercial real estate loans could result in increased loan and lease losses and costs of compliance.

A substantial portion of our loan portfolio, 34.9% as of December 31, 2012, is comprised of commercial real estate loans. The commercial real estate market is cyclical and poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. In addition, commercial real estate lenders have made greater provisions for loan and lease losses as a result of commercial real estate lending exposures. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect or business, financial condition and results of operations.

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

The determination of the allowance for loan and lease losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If conditions in the real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current economy will negatively impact our market areas and that we could experience higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase the provision for loan and lease losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the allowance for loan and lease losses, we will need to increase our allowance for loan lease losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan and lease losses. Any increases in our allowance for loan and lease losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

During 2011, we recorded an other-than-temporary impairment charge for bank equity investment securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank’s ability to pay dividends, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

We are exposed to environmental liabilities with respect to real estate.

We currently operate thirteen branch offices, and own additional real estate for future development. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

Consumer protection initiatives related to the foreclosure process could affect our remedies as a creditor.

Consumer protection initiatives proposed related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor, which could have an adverse effect on our financial condition and results of operations.

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

During 2012, general economic conditions continued to be stagnant nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Weakness in home prices and high unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of asset values in recent years. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan and lease losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan and lease losses.

If our investment in the common stock of the Federal Home Loan Bank of Pittsburgh is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Pittsburgh. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Pittsburgh’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Pittsburgh common stock as of December 31, 2012 was $4.2 million based on its par value. There is no public market for our Federal Home Loan Bank of Pittsburgh common stock.

Interest Rate Risk

Changes in interest rates could affect our investment values and net interest income which could hurt our net income.

At December 31, 2012, the Company had approximately $161.4 million of marketable securities available for sale in its portfolio. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2012, the Company’s available for sale marketable securities portfolio had an unrealized gain, net of taxes, of $4.5 million. The fair value of the Company’s available for sale marketable securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

The Company is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to supervision and regulation by the Federal Reserve Board. As a financial holding company, the Company is permitted to engage in banking-related activities as authorized by the Federal Reserve Board, directly or through subsidiaries or by acquiring companies already established in such activities subject to the Federal Reserve Board regulations relating to those activities.

Our banking subsidiary, Penn Security Bank and Trust Company, as a Pennsylvania state-chartered financial institution, is subject to supervision, regulation and examination by the Commonwealth of Pennsylvania Department of Banking and by the FDIC, which insures the Bank’s deposits to the maximum extent permitted by law.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan and lease losses. Any change in regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on the Company’s and the Bank’s operations.

The Dodd-Frank Act, among other things, has created a new Consumer Financial Protection Bureau, will tighten capital standards, and has resulted and will result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, the Dodd-Frank Act became law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

Effective July 21, 2011 is a provision for the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

It is difficult to quantify at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks. However, our operating and compliance costs increased to $426 for the year ended December 31, 2012 from $217 for the year ended December 31, 2011.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulation and Supervision – Capital Requirements.”

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requires bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. On June 7, 2012, the U.S. banking agencies requested comment on the three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing Basel III in the U.S. U.S. banking agencies have delayed implementation of the proposed new rules as they continue to weigh views expressed during the comment period. As proposed, U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Operational Risk

The continuing effects of the economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan and lease losses and lower earnings.

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

The Company regularly tests its ability to restore data capabilities in the event of a natural disaster, sustained power failure or other inability to utilize its primary systems. The Company also regularly tests its firewall for unintended intrusions and penetration.

Strong competition within our market could hurt our net income and inhibit growth.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and we currently maintain approximately 21% of deposits as non-interest bearing.

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

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and forms of the Securities and Exchange Commission. We also maintain a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. During the quarter ended June 30, 2012, we became aware that the actuarially computed value of our postretirement life insurance benefit liability was inaccurate and we were required to restate certain of our historical financial statements. (See “General Notes to Financial Statements — Note 28 Restatement” included in Part II, Item 8 of this report.) If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

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

We maintain a system of internal controls and insurance coverage which are designed to mitigate operational risks, including data processing system failures and errors, and customer or employee fraud, but they may not achieve their intended objectives. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Regarding Our Common Stock

There is a limited trading market for our common stock, which may adversely affect our stock price.

Although the common stock is quoted on the OTC Bulletin Board, there is very limited trading in our shares. If an active trading market for the common stock does not exist, you may not be able to sell all of your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

A significant percentage of our common stock is held by our directors and executive officers, which could enable insiders to prevent a merger or other transaction that may provide stockholders a premium for their shares.

At December 31, 2012, our directors and executive officers beneficially owned approximately 12.6% of our outstanding shares. If these individuals were to act together, they could have a significant influence over the outcome of any shareholder vote.

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

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure maximum utilization. Management also manages its liquidity requirements by maintaining an adequate level of readily marketable assets and access to short-term funding sources. If we do not properly manage our liquidity, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

Our future pension plan costs and contributions could be unfavorably impacted by the factors that are used in the actuarial calculations.

Although the Company’s non-contributory defined benefit pension plan was frozen in 2008, the costs for the pension plan are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, the Bank could be required to fund our plans with higher amounts of cash than are anticipated by our actuaries. Such increased funding obligations could have a material impact on our liquidity by reducing our cash flows. The Company offers group term life insurance to active and retired employees. This product exposes the Company to increasing costs of insurance in future years.

The Company is dependent for liquidity on payments from the Bank, which payments are subject to restrictions.

The Company depends on dividends, distributions and other payments from the Bank to fund dividend payments to our shareholders, if any, and to fund all payments on obligations of the Company. The Bank and its subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Restrictions or regulatory actions of that kind could impede our access to funds that we may need to make payments on our obligations or dividend payments, if any. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Holders of our common stock are entitled to receive dividends if and when declared from time to time by our board of directors in its sole discretion out of funds legally available for that purpose.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company and Bank operate thirteen offices positioned throughout the greater Northeastern Pennsylvania region in the South Scranton, East Scranton, Green Ridge, Minooka, and Central City sections of Scranton; Moscow; Gouldsboro; South Abington Township; Mount Pocono; East Stroudsburg at Eagle Valley Corners; Old Forge; Peckville and Duryea. Through these offices, the Company provides a full range of banking and trust services primarily to Lackawanna, Luzerne, Wayne, Monroe and the surrounding counties. All offices are owned by the Bank or through a wholly owned subsidiary of the Bank, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by the Bank but is located on land occupied under a long-term lease. In January 2013, the Bank entered into an agreement to purchase property in Kingston, Pennsylvania to be used for construction of a new branch facility. The Bank has received regulatory approval for the establishment of this new branch office, which is expected to be operational during 2014. The Company also owns property in the Borough of Dalton, Lackawanna County, which it may use for potential future expansion.

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

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiary, as to which the Company or subsidiary is a party or of which any of their property is subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

This Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 is an alternative annual disclosure statement, as required under FDIC regulations applicable to the Bank. Questions may be directed to any branch location of the Bank or by contacting the Finance Division Head’s office at:

Patrick Scanlon, Senior Vice President, Finance Division Head

Penseco Financial Services Corporation

150 North Washington Avenue

Scranton, Pennsylvania 18503-1848

1-800-327-0394

The Company’s capital stock is quoted on the OTC Bulletin Board under the symbol “PFNS”. The following table sets forth the price range together with dividends paid for each of our two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect the value of actual transactions.

2012	High	Low	Dividends Paid Per Share	2011	High	Low	Dividends Paid Per Share
First Quarter	$40.00	$36.58	$.42	First Quarter	$40.00	$35.55	$.42
Second Quarter	41.00	37.50	.42	Second Quarter	39.25	37.00	.42
Third Quarter	38.35	36.90	.42	Third Quarter	40.00	36.25	.42
Fourth Quarter	39.00	36.95	.42	Fourth Quarter	39.00	36.87	.42

			$1.68				$1.68

As of February 21, 2013 there were approximately 2,223 holders of record of the Company’s common stock, including 1,232 holders of record of the Company’s common stock held in street name.

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

PENSECO FINANCIAL SERVICES CORPORATION

The following line graph sets forth comparative information regarding the Company’s cumulative shareholder return on its common stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the investment period. The Company’s cumulative shareholder return based on an investment of $100 at the beginning of the five-year period beginning December 31, 2007 is compared to the cumulative total return of the Russell 2000 Index (“Russell 2000”) and the SNL Securities Northeast Over The Counter (“OTC”) Pink Sheet Banks Index (“Pink Banks”) which more closely reflects the Company’s peer group. The yearly points marked on the horizontal axis of the graph correspond to December 31st of that year.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Penseco Financial Services Corporation	$100.00	$97.14	$96.69	$103.42	$114.19	$117.75
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Northeast OTC-BB and Pink Banks	100.00	81.45	76.53	83.33	81.57	93.96

ITEM 6.	SELECTED FINANCIAL DATA.

(in thousands, except per share amounts)

RESULTS OF OPERATIONS:

	2012	2011*	2010*	2009*	2008*
Interest Income	$37,591	$39,707	$41,745	$40,151	$33,898
Interest Expense	5,362	7,339	8,356	9,580	10,830

Net Interest Income	32,229	32,368	33,389	30,571	23,068
Provision for Loan and Lease Losses	924	2,381	1,999	2,260	861

Net Interest Income after Provision for Loan and Lease Losses	31,305	29,987	31,390	28,311	22,207
Non-Interest Income	11,441	12,619	12,152	10,369	11,036
Non-Interest Expenses	29,099	29,041	28,689	28,640	22,384
Income Taxes	3,058	3,034	3,287	1,813	2,386

Net Income	$10,589	$10,531	$11,566	$8,227	$8,473

BALANCE SHEET AMOUNTS (As of December 31):
Assets	$918,042	$925,532	$916,837	$884,034	$629,627
Investment Securities	$177,293	$191,208	$217,044	$195,930	$151,912
Net Loans	$616,580	$624,811	$608,605	$597,670	$435,873
Deposits	$721,948	$720,518	$691,032	$645,434	$424,725
Long-Term Borrowings	$45,397	$58,220	$68,835	$68,094	$72,720
Stockholders’ Equity	$132,446	$127,333	$120,466	$116,024	$72,361

PER SHARE AMOUNTS:

Earnings per Share - Basic	$3.23	$3.21	$3.53	$2.75	$3.94
Earnings per Share - Diluted	$3.23	$3.21	$3.53	$2.75	$3.94
Dividends per Share	$1.68	$1.68	$1.68	$1.68	$1.66
Book Value per Share	$40.43	$38.87	$36.77	$38.75	$33.69
Weighted Average Common Shares Outstanding - Basic	3,276,079	3,276,079	3,276,079	2,994,059	2,148,000
Weighted Average Common Shares Outstanding - Diluted	3,276,411	3,276,079	3,276,079	2,994,059	2,148,000

FINANCIAL RATIOS:

Net Interest Margin (1)	4.05%	4.02%	4.39%	4.50%	4.34%
Return on Average Assets	1.14%	1.13%	1.30%	1.02%	1.37%
Return on Average Equity	8.07%	8.45%	9.73%	7.89%	11.90%
Average Equity to Average Assets	14.18%	13.37%	13.38%	12.94%	11.54%
Dividend Payout Ratio	52.01%	52.34%	47.59%	61.09%	42.13%

(1)	Net interest margin is presented on a tax equivalent basis. See page 36 for a description of the tax equivalent adjustments.

Reference should be made to the information about the Company’s acquisition of Old Forge Bank under the heading “Part I, Item 1, Business”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. The following discussion and analysis is intended to provide information to facilitate the understanding and assessment of our financial condition, changes in our financial condition and our results of operations. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

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

Provision and Allowance for loan and lease losses – The provision for loan and lease losses charged to operating expense represents the adjustment that, in management’s judgment, is necessary to maintain the allowance for loan and lease losses at a level that is adequate to absorb probable losses inherent in the Company’s loan portfolio. The allowance for loan and lease losses is determined based on a documented methodology. This methodology considers all significant factors that affect the collectability of the loans within our portfolio, including past loan loss experience, management’s evaluation of the probable loss in the current loan portfolio under current economic conditions and such other factors as, in management’s best judgment, merit recognition in estimating loan and lease losses.

Actuarial assumptions associated with pension, post-retirement and other employee benefit plans – These assumptions include discount rate, rate of future compensation increases and expected return on plan assets.

Income taxes – The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If projected income is not recognized, at all or in the amounts predicted, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in “General Notes to Financial Statements — Note 19 Income Taxes”.

The Company and its subsidiary file income tax and other returns in the U.S. Federal jurisdiction, Pennsylvania state jurisdiction and local jurisdictions.

Management evaluated the Company’s tax positions and concluded that the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2009.

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

Other-than-temporary impairment of investments – Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In 2011, the Company recorded an other-than-temporary impairment charge of $78 related to the Company’s equity investment portfolio containing stock of financial institutions. The Company did not record any other-than-temporary impairment charges in 2012 or 2010.

Premium amortization – The amortization of premiums on mortgage-backed securities is done based on management’s estimate of the lives of the securities, adjusted, when necessary, for advanced prepayments in excess of those estimates.

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

Goodwill - Goodwill arose in connection with the Merger. It is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a Step One Test, a professional evaluation of the Company as of December 31, 2012. The Company practice is to perform a Step One Test on an every other year basis. The 2012 test was performed on this basis and not as a result of any qualitative factor indicating potential impairment. The evaluation disclosed that the fair value of the Company stock is approximately 22.9% above book value, considering both income and market approaches. Market conditions that could negatively impact the value of goodwill in the future are essentially those Risk Factors discussed in Part IA of this report. Management has determined that the carrying value of goodwill has not been impaired at December 31, 2012.

Depreciation – Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

SUMMARY

	2012	2011*	2010*
Interest Income	$37,591	$39,707	$41,745
Interest Expense	5,362	7,339	8,356

Net Interest Income	32,229	32,368	33,389
Provision for Loan and Lease Losses	924	2,381	1,999

Net Interest Income after Provision for Loan and Lease Losses	31,305	29,987	31,390
Non-Interest Income	11,441	12,619	12,152
Non-Interest Expenses	29,099	29,041	28,689
Income Taxes	3,058	3,034	3,287

Net Income	$10,589	$10,531	$11,566

Earnings per Share - Basic	$3.23	$3.21	$3.53
Earnings per Share - Diluted	$3.23	$3.21	$3.53
Total Revenue	$49,032	$52,326	$53,897
Net Interest Margin (1)	4.05%	4.02%	4.39%

BALANCE SHEET AMOUNTS:
Assets	$918,042	$925,532	$916,837
Investment Securities	$177,293	$191,208	$217,044
Net Loans	$616,580	$624,811	$608,605
Deposits	$721,948	$720,518	$691,032
Long-Term Borrowings	$45,397	$58,220	$68,835
Stockholders’ Equity	$132,446	$127,333	$120,466

(1)	Net interest margin is presented on a tax equivalent basis. See page 36 for a description of the tax equivalent adjustments.
*	- as restated see Note 28

Net income for 2012 increased $58, or 0.6% to $10,589, or $3.23 per basic and diluted weighted average share, compared with $10,531, or $3.21, per basic and diluted weighted average share, from 2011. Net interest income decreased $139, or 0.4%. Net interest margin increased to 4.05% for the year ended December 31, 2012, compared to 4.02% for the year ended December 31, 2011. Net interest income, after provision for loan and lease losses, increased $1,318, or 4.4%, during 2012, due to a reduction in interest expense of $1,977, or 26.9%, from lower funding costs and lower average balances of time deposits and borrowings, and a $1,457, or 61.2%, decrease in the provision for loan and lease losses, offset by a decrease in interest income of $2,116, or 5.3%. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested in securities that have historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $1,178, or 9.3%, primarily due to income recorded in connection with the reversal of a contingent liability of $500 during 2011. These decreases were partially offset by increased gains on the sale of residential mortgage loans of $322. The Company recognized no impairment losses in 2012 as compared to $78 in 2011 related to the Bank’s equity investment portfolio. Non-interest expenses increased $58, or 0.2%.

Net income for 2011 was $10,531, or $3.21 per basic and diluted weighted average share, compared with $11,566, or $3.53 per basic and diluted weighted average share, from 2010, a decrease of $1,035, or 8.9%. Net interest income decreased $1,021, or 3.1%. Net interest margin decreased to 4.02% for the year ended December 31, 2011, compared to 4.39% for the year ended December 31, 2010. Net interest income, after provision for loan and lease losses, decreased $1,403, or 4.5%, during 2011, due to a decrease in interest income of $2,038, or 4.9%, an increase in the provision for loan and lease losses of $382, or 19.1%, offset by reduced interest expense of $1,017, or 12.2%, from lower funding costs. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested in securities that have historically low yields. Non-interest income increased $467, or 3.8%, primarily as a result of the reversal of a $500 contingent liability recorded in connection with the Merger. The Company recognized impairment losses of $78 in 2011 as compared to none in 2010 related to the Bank’s equity investment portfolio. Non-interest expenses increased $352, or 1.2%, due to increases in salaries and employee benefits and other operating expenses offset by reduced FDIC insurance expense.

The Company’s return on average assets was 1.14% in 2012, compared to 1.13% in 2011 and 1.30% in 2010. Return on average equity was 8.07%, 8.45% and 9.73% in 2012, 2011 and 2010, respectively.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

Years Ended December 31,	2012	2011	2010
Homogeneous loan pools (interest income)	$413	$525	$633
Time deposits (interest expense)	26	91	185
Core deposit intangible expense (other operating expense)	(176)	(201)	(225)

Net income from acquisition fair value adjustment	$263	$415	$593

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

Loan Portfolio

The table presented below indicates the composition of the Company’s loan portfolio at the dates specified:

December 31,	2012		2011		2010
Commercial secured by real estate	$217,496	34.9%	$208,875	33.1%	$207,964	33.8%
Residential real estate	261,912	42.0%	281,643	44.6%	295,301	48.0%
Commercial and industrial	56,396	9.1%	55,482	8.8%	36,190	5.9%
Consumer	52,398	8.4%	52,816	8.4%	55,862	9.1%
States & political subdivisions	22,586	3.6%	23,110	3.6%	9,882	1.6%
All other	12,742	2.0%	9,596	1.5%	9,906	1.6%

Loans, net of unearned income	$623,530	100.0%	$631,522	100.0%	$615,105	100.0%

There were no purchased loans in 2012, 2011 or 2010 other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2012 were primarily in commercial and commercial real estate loans, which have been areas of focus for the Bank in recent years.

Year Ended December 31, 2012	Number of Loans	Original Balance
Commercial secured by real estate	71	$62,966
Residential real estate	667	87,047
Commercial and industrial	387	32,910
Consumer	1,539	19,529
States & political subdivisions	12	27,460
All other	8	5,329

Of the Company’s $87.0 million in residential real estate loan originations in 2012, loans with an aggregate principal value of $41.3 million were sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the balance were held by us in our loan portfolio. There were no loans held for sale as of December 31, 2012 and 2011.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The national unemployment rate was 7.8% and the statewide unemployment rate stood at 7.9% and the Scranton/Wilkes-Barre metropolitan area unemployment rate was 9.5% at December 31, 2012. The region still leads the state’s 14 metro areas with the highest unemployment rate for the thirty-third straight month, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. Average home prices only increased by 4.5% in November over the year-earlier period, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Deposits

As of December 31, 2012, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $22.3 million. The Company also issues brokered certificates of deposit; there was no balance outstanding as of December 31, 2012. The brokered certificates of deposit issued are generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding. As of December 31, 2011, the dollar amount of total brokered deposits, exclusive of CDARS reciprocal deposits, was $23.2 million, or 3.2% and $51.3 million, or 7.4%, at December 31, 2010.

December 31,	2012	2011	2010
Demand – Non-interest bearing	$151,121	$134,799	$113,391
Demand – Interest bearing	102,722	85,111	70,989
Savings	126,618	120,269	113,382
Money markets	166,273	165,611	144,206
Time – Over $100,000	81,855	84,828	85,404
Time – Other	93,359	129,900	163,660

Total Deposits	$721,948	$720,518	$691,032

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

Net interest income decreased $139, or 0.4%, to $32,229 for 2012 compared to $32,368 for 2011. Loan interest income decreased $1,046, or 3.1%, for 2012, largely due to historically low interest rates. Investment income decreased $1,065, or 17.6%, due to lower rates and lower volume of investments.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income, as adjusted to account for tax-exempt investments, divided by average interest-earning assets. The Company’s net interest margin for the year ended December 31, 2012 was 4.05%, compared with 4.02% for the year ended December 31, 2011 and 4.39% for the year ended December 31, 2010.

Interest income in 2012 totaled $37,591, compared to $39,707 in 2011, a decrease of $2,116, or 5.3%. The tax equivalent yield on average interest-earning assets decreased to 4.68% in 2012, compared to 4.87% in 2011. Average interest-earning assets decreased $12,532, or 1.5%, in 2012 to $850,270 from $862,802 in 2011. Average outstanding loans, which are typically the Company’s highest yielding earning assets, increased $13,257, or 2.1%, in 2012. Average outstanding loans represented 74.8% of 2012 average interest-earning assets, compared to 72.2% in 2011. Average investment securities decreased by $8,058, or 4.1%, to $186,973 in 2012, compared to $195,031 in 2011. Average earning assets, including bank-owned life insurance (BOLI), decreased to 93.8% of average total assets for 2012, compared to 94.2% for 2011. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, decreased as a percentage of average assets to 3.0% in 2012, from 4.8% in 2011.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 56 basis points in 2012, from 3.97% for 2011 to 3.41% for 2012. Also, average loan yields decreased 24 basis points, from 5.49% for 2011 to 5.25% for 2012.

Interest expense in 2012 totaled $5,362, compared to $7,339 in 2011, a decrease of $1,977, or 26.9%, mainly due to lower deposit and borrowing costs and lower average balances of time deposits and borrowings. The average rate paid on interest-bearing liabilities decreased during 2012 to 0.84%, compared to 1.08% in 2011. Average interest-bearing liabilities decreased $37,718, or 5.6%, in 2012 to $640,312 from $678,030 in 2011. Average savings deposits increased $6,764, or 5.7%. Average time deposits decreased $49,705, or 20.2%, from $245,951 or 36.3% of interest-bearing liabilities in 2011 to $196,246 or 30.6% of interest-bearing liabilities in 2012, due primarily to the redemption of brokered certificates of deposit. The average time deposit costs decreased 23 basis points from 1.49% for 2011 to 1.26% for 2012. Average demand non-interest bearing deposits increased $19,049, or 15.7%. The average cost of money market accounts decreased 13 basis points from 0.46% for 2011 to 0.33% for 2012. In addition, during 2012, average securities sold under agreements to repurchase decreased $9,337, or 46.8% and average long-term borrowings decreased $10,944, or 17.4%.

Net interest income decreased $1,021, or 3.1%, to $32,368 for 2011 compared to $33,389 for 2010. Loan interest income decreased $1,048, or 3.0%, for 2011, largely due to historically low interest rates. Investment income decreased $1,042, or 14.7%, to $6,061 in 2011, from $7,103 in 2010, due to lower rates and lower volume of investments.

Interest income in 2011 totaled $39,707, compared to $41,745 in 2010, a decrease of $2,038, or 4.9%. The tax equivalent yield on average interest-earning assets decreased to 4.87% in 2011, compared to 5.41% in 2010. Average interest-earning assets increased $44,026, or 5.4%, in 2011 to $862,802 from $818,776 in 2010. Average outstanding loans, which are typically the Company’s highest yielding earning assets, increased $13,565, or 2.2%, in 2011. Average outstanding loans represented 72.2% of 2011 average interest-earning assets, compared to 74.4% in 2010. Average investment securities increased by $2,244, or 1.2%, to $195,031 in 2011, compared to $192,787 in 2010. Average earning assets, including bank-owned life insurance (BOLI), increased to 94.2% of average total assets for 2011, compared to 93.8% for 2010. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average assets to 4.8% in 2011, from 1.9% in 2010.

Interest expense in 2011 totaled $7,339, compared to $8,356 in 2010, a decrease of $1,017, or 12.2%, mainly due to lower deposit and borrowing costs. The average rate paid on interest-bearing liabilities decreased during 2011 to 1.08%, compared to 1.29% in 2010. Average interest-bearing liabilities increased $30,182, or 4.7%, in 2011 to $678,030 from $647,848 in 2010. Average savings deposits increased $3,773, or 3.3%. Average time deposits increased $26,022, or 11.8%, from $219,929 or 33.9% of interest-bearing liabilities in 2010 to $245,951 or 36.3% of interest-bearing liabilities in 2011, due primarily to the issuance of brokered certificates of deposit. Average demand non-interest bearing deposits increased $9,884, or 8.9%. The average time deposit costs decreased 38 basis points from 1.87% for 2010 to 1.49% for 2011. The average cost of money market accounts decreased 15 basis points from 0.61% for 2010 to 0.46% for 2011. In addition, during 2011, average federal funds purchased decreased $3,936, or 100.0%; average securities sold under agreements to repurchase decreased $514, or 2.5%; and average short-term borrowings decreased $8,042, or 90.2%.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY/INTEREST RATES AND INTEREST DIFFERENTIAL

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the years ended December 31, 2012, 2011 and 2010.

		2012			2011*			2010*
	Average Balance	Revenue Expense	Yield/ Rate	Average Balance	Revenue Expense	Yield/ Rate	Average Balance	Revenue Expense	Yield/ Rate
ASSETS
Investment Securities:
Available-for-Sale:
U.S. Agency obligations	$105,041	$1,574	1.50%	$92,973	$1,740	1.87%	$78,268	$1,865	2.38%
States & political subdivisions	60,920	2,588	6.44	63,651	2,867	6.82	69,941	3,133	6.79
Other	1,260	54	4.29	4,975	64	1.29	3,696	51	1.38
Held to Maturity:
U.S. Agency obligations	18,394	708	3.85	25,397	984	3.87	20,546	990	4.82
States & political subdivisions	1,358	72	8.03	8,035	406	7.66	20,336	1,064	7.93
Loans, net of unearned income: (2)
Residential real estate	289,166	13,974	4.83	315,202	16,216	5.14	328,881	17,302	5.26
Commercial real estate	191,194	8,984	4.70	181,165	8,899	4.91	177,552	9,163	5.16
Commercial	57,569	3,231	5.61	42,964	2,411	5.61	31,239	2,067	6.62
Consumer & other	97,881	6,350	7.38	83,222	6,059	8.02	71,316	6,101	9.11
Federal funds sold	—	—	—	2,994	2	.07	—	—	—
Federal Home Loan Bank stock	4,969	9	.18	5,465	—	—	6,346	—	—
Interest on balances with banks	22,518	47	.21	36,759	59	.16	10,655	9	.08

Total Interest Earning Assets/ Total Interest Income	850,270	$37,591	4.68%	862,802	$39,707	4.87%	818,776	$41,745	5.41%

Cash and due from banks	5,751			5,260			5,281
Bank premises and equipment	14,461			13,299			12,924
Accrued interest receivable	2,956			3,241			3,713
Goodwill	26,398			26,398			26,398
Bank owned life insurance	17,149			15,613			14,824
Other assets	14,605			12,498			13,328
Less: Allowance for loan and lease losses	6,776			6,565			6,277

Total Assets	$924,814			$932,546			$888,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest Bearing	$93,151	$237	.25%	$72,283	$249	.34%	$69,534	$327	.47%
Savings	124,692	166	.13	117,928	312	.26	114,155	324	.28
Money markets	162,775	544	.33	158,115	721	.46	143,863	874	.61
Time-Over $100	82,196	1,180	1.44	83,948	1,436	1.71	100,210	2,173	2.17
Time-Other	114,050	1,297	1.14	162,003	2,240	1.38	119,719	1,930	1.61
Securities sold under agreements to repurchase	10,633	35	.33	19,970	80	.40	20,484	154	.75
Federal funds purchased	25	—	—	—	—	—	3,936	22	.56
Short-term borrowings	826	3	.36	875	3	.34	8,917	42	.47
Long-term borrowings	51,964	1,900	3.66	62,908	2,298	3.65	67,030	2,510	3.74

Total Interest Bearing Liabilities/ Total Interest Expense	640,312	$5,362	.84%	678,030	$7,339	1.08%	647,848	$8,356	1.29%

Demand-Non-interest bearing	140,001			120,952			111,068
All other liabilities	13,327			8,899			11,127
Stockholders’ equity	131,174			124,665			118,924

Total Liabilities Stockholders’ Equity	$924,814			$932,546			$888,967

Interest Spread			3.84%			3.79%			4.12%

Net Interest Income		$32,229			$32,368			$33,389

FINANCIAL RATIOS
Net interest margin (1)			4.05%			4.02%			4.39%
Return on average assets			1.14%			1.13%			1.30%
Return on average equity			8.07%			8.45%			9.73%
Average equity to average assets			14.18%			13.37%			13.38%
Dividend payout ratio			52.01%			52.34%			47.59%

*	- as restated see Note 28
(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment, based on a 34% tax rate, is made to interest income. This adjustment increased interest income by $2,239, $2,298 and $2,556 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.
(2)	Non-accrual loan balances are included in their respective loan categories.

					Change
		Dollar Amount	Change in	Change in	in Rate-
	2012 compared to 2011	of Change	Volume	Rate	Volume
EARNING	Investment Securities:
ASSETS	Available-for-Sale:
	U.S. Agency obligations	$(166)	$226	$(344)	$(48)
	States & political subdivisions	(279)	(123)	(165)	9
	Equity securities	(10)	(48)	149	(111)
	Held to Maturity:
	U.S. Agency obligations	(276)	(271)	(5)	—
	States & political subdivisions	(334)	(337)	20	(17)
	Loans, net of unearned income:
	Residential real estate	(2,242)	(1,338)	(977)	73
	Commercial real estate	85	492	(380)	(27)
	Commercial	820	819	—	1
	Consumer and other	291	1,067	(657)	(119)
	Federal funds sold	(2)	(2)	(2)	2
	Federal Home Loan Bank stock	9	—	10	(1)
	Interest bearing balances with banks	(12)	(23)	18	(7)

	Total Interest Income	(2,116)	462	(2,333)	(245)

INTEREST	Deposits:
BEARING	Demand-Interest Bearing	(12)	71	(65)	(18)
LIABILITIES	Savings	(146)	18	(153)	(11)
	Money markets	(177)	21	(206)	8
	Time-Over $100	(256)	(30)	(227)	1
	Time-Other	(943)	(662)	(389)	108
	Repurchase agreements	(45)	(37)	(14)	6
	Short-term borrowings	—	—	—	—
	Long-term borrowings	(398)	(399)	6	(5)

	Total Interest Expense	(1,977)	(1,018)	(1,048)	89

	Net Interest Income	$(139)	$1,480	$(1,285)	$(334)

					Change
		Dollar Amount	Change in	Change in	in Rate-
	2011 compared to 2010	of Change	Volume	Rate	Volume
EARNING	Investment Securities:
ASSETS	Available-for-Sale:
	U.S. Agency obligations	$(125)	$350	$(399)	$(76)
	States & political subdivisions	(266)	(282)	21	(5)
	Equity securities	13	18	(3)	(2)
	Held to Maturity:
	U.S. Agency obligations	(6)	234	(195)	(45)
	States & political subdivisions	(658)	(643)	(37)	22
	Loans, net of unearned income:
	Residential real estate	(1,086)	(720)	(395)	29
	Commercial real estate	(264)	186	(444)	(6)
	Commercial	344	776	(316)	(116)
	Consumer and other	(42)	1,018	(906)	(154)
	Federal funds sold	2		—	2
	Federal Home Loan Bank stock	—	—	—	—
	Interest bearing balances with banks	50	21	9	20

	Total Interest Income	(2,038)	958	(2,665)	(331)

INTEREST	Deposits:
BEARING	Demand-Interest Bearing	(78)	13	(90)	(1)
LIABILITIES	Savings	(12)	11	(23)	—
	Money markets	(153)	87	(216)	(24)
	Time-Over $100	(737)	(353)	(461)	77
	Time-Other	310	681	(275)	(96)
	Repurchase agreements	(74)	(4)	(72)	2
	Short-term borrowings	(61)	(56)	(17)	12
	Long-term borrowings	(212)	(154)	(60)	2

	Total Interest Expense	(1,017)	225	(1,214)	(28)

	Net Interest Income	$(1,021)	$733	$(1,451)	$(303)

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During 2012 and 2011 the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was 9.5% at December 31, 2012. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

The Bank’s methodology for determining the allowance for loan and lease losses (ALLL) is based on a documented analysis of its loan portfolio. This analysis considers all significant factors that affect the collectability of the loans within our portfolio and supports the credit losses estimated by this process. Our ALLL methodology includes procedures for a review by a party who is independent of the Bank’s credit approval and ALLL estimation processes.

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

The Bank’s historical analysis of loss factors considers the current trends in local economic conditions affecting the Bank. This methodology is designed to address deterioration in local economic conditions and to provide the Bank with the most current information available for estimating the allowance for loan and lease losses. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 77% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area.

Management continues to focus on trends in real estate delinquencies related to the poor labor and housing markets locally, in determining the allowance for loan and lease losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan and lease loss methodology with actual losses incurred.

The table below sets forth our provision for loan and lease losses and certain ratios for the three most recently completed fiscal years:

	2012	2011	2010
Provision for loan and lease losses	$924	$2,381	$1,999
Period end allowance for loan and lease losses to non-performing loans	304.82%	211.97%	161.13%
Non-performing loans to period end loans	0.37%	0.50%	0.66%
Ratio of charge-off loans to average outstanding loans	0.13%	0.37%	0.30%
Ratio of foreclosed loans to average outstanding loans	0.18%	0.38%	0.19%

The amount and number of charge-offs and foreclosures at and for the fiscal years indicated are as follows:

	2012		2011		2010
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$817	65	$2,300	90	$1,838	102
Foreclosures completed	1,138	12	2,370	14	1,183	6
Non-performing loans	2,280	68	3,166	77	4,034	70

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of December 31, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

December 31,	2012	2011	2010	2009	2008
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$351	$368	$—	$—	$—
Restructured Loans Included in Non-Accrual Loans or Accruing Loans
Past Due 90 Days or More	—	—	401	—	—

Total Restructured Loans	$351	$368	$401	$—	$—

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

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial, commercial real estate and municipal loans in the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At December 31, 2012, management believes the allowance for loan and lease losses was adequate to absorb probable loan and lease losses inherent in the loan portfolio.

NON-INTEREST INCOME

The following table sets forth information by category of non-interest income for the Company for the periods indicated:

Year Ended December 31,	2012	2011	2010
Trust department income	$1,481	$1,563	$1,493
Service charges on deposit accounts	1,918	2,047	2,163
Merchant transaction income	4,290	4,670	4,521
Brokerage fee income	264	253	340
Cardholder discounts	1,011	916	799
Other fee income	719	786	771
Bank-owned life insurance income	504	490	538
Gain on sale of mortgage loans	796	474	682
Other operating income	141	832	287
Impairment losses on investment securities	—	(78)	—
Realized gains on securities, net	317	666	558

Total Non-Interest Income	$11,441	$12,619	$12,152

Total non-interest income decreased $1,178, or 9.3%, to $11,441 during 2012, from $12,619 during 2011. Trust department income decreased $82, or 5.2%, due to lower estate fees. Service charges on deposit accounts decreased $129, or 6.3. Merchant transaction income decreased $380, or 8.1%, due to lower volume. Cardholder discounts increased $95, or 10.4%, mainly from increased debit card discounts related to the increased number of accounts. Gain on sale of mortgage loans increased $322, the result of increased gains on the sale of residential mortgage loans. Other operating income decreased $691, largely due to income recorded in connection with the reversal of a contingent liability of $500 during 2011. The Company also recognized an impairment loss on bank equity investment securities of $78 during 2011. Realized gains on securities decreased $349, or 52.4%.

Total non-interest income increased $467, or 3.8%, to $12,619 during 2011, from $12,152 during 2010. Trust department income increased $70, or 4.7%, due to an increase in the market value of trust assets and new business. Service charges on deposit accounts decreased $116, or 5.4%. Merchant transaction income increased $149, or 3.3%, due to the increased volume of merchant transactions primarily from new business. Brokerage fee income decreased $87, or 25.6%, mostly due to a lower volume of investor activity. Cardholder discounts increased $117, or 14.6%, mainly from increased debit card discounts related to the increased number of accounts. Bank-owned life insurance income decreased $48, or 8.9%, from lower rates of return. Gain on sale of mortgage loans decreased $208, the result of lower margins realized on saleable loans. Other operating income increased $545, largely due to the reversal of a contingent liability of $500 recorded in connection with the Old Forge Bank acquisition. The Company also recognized an impairment loss on bank equity investment securities of $78 during 2011. Realized gains on securities increased $108, or 19.4%.

NON-INTEREST EXPENSES

The following table sets forth information by category of non-interest expenses for the Company for the periods indicated:

Year Ended December 31,	2012	2011*	2010*
Salaries and employee benefits	$14,121	$13,951	$13,317
Expense of premises and equipment, net	2,946	3,561	3,547
Merchant transaction expenses	2,742	3,166	3,139
FDIC insurance assessments	458	450	1,150
Legal and professional expenses	554	678	694
Advertising expense	287	494	605
Bank shares tax	1,708	862	805
Outside services	1,523	820	781
Director fees	433	530	550
Other operating expenses	4,327	4,529	4,101

Total Non-Interest Expenses	$29,099	$29,041	$28,689

*	- as restated see Note 28

Total non-interest expenses increased $58, or 0.2%, to $29,099 during 2012, compared with $29,041 during 2011. Expense of premises and equipment, decreased $615, or 17.3%, due primarily to lower equipment maintenance and repairs and depreciation expense. Merchant transaction expenses decreased $424, due to lower volume. Advertising expense decreased $207, or 41.9%, due to a reduction in promotional activity. Bank shares tax increased $846, or 98.1%, resulting from higher average capital. Outside services increased $703, or 85.7%, due to increased data processing expenses from additional services provided.

Total non-interest expenses increased $352, or 1.2%, to $29,041 during 2011, compared with $28,689 during 2010. Salaries and employee benefits expense increased $634, or 4.8%, due primarily to merit-based increases in salaries for existing personnel and increased staffing for loan production and monitoring asset quality. FDIC insurance assessments decreased $700, or 60.9%, resulting from recently passed banking legislation along with the new FDIC bank pricing methodology which started during 2011. Advertising expense decreased $111, or 18.4%, due to a reduction in promotional activity. Bank shares tax increased $57, or 7.1%, resulting from higher average capital. Outside services increased $39, or 5.0%. Other operating expenses increased $428, or 10.4%, due to increases in other real estate owned expense of $123, consulting and advisory expense of $84, contributions of $82, cardholder expense of $66, along with increased general operating expenses.

INCOME TAXES *

Federal income tax expense increased $24, or 0.8%, to $3,058 in 2012 compared to $3,034 in 2011 primarily due to higher taxable income.

Federal income tax expense decreased $253, or 7.7%, to $3,034 in 2011 compared to $3,287 in 2010, primarily due to lower taxable income.

The Company’s effective income tax rate for 2012, 2011 and 2010 was 22.4%, 22.4% and 22.1%, respectively.

The Company uses the asset and liability method of accounting for deferred income taxes. If current available information raises doubt as to the realization of deferred tax assets, a valuation allowance is established. The Company evaluates the recoverability of deferred tax assets based on its ability to generate future net income. The Company employs budgeting and periodic reporting processes to continually monitor its progress. Historically, the Company has had sufficient net income for recovery of deferred tax benefits.

For further discussion pertaining to Federal income taxes, see Note 18 to the Consolidated Financial Statements.

*	- as restated see Note 28

FINANCIAL CONDITION *

Total assets decreased $7.5 million, or 0.8%, during 2012 to $918.0 million at December 31, 2012, compared to $925.5 million at December 31, 2011. Total assets increased $8.7 million, or 0.9%, during 2011 to $925.5 million at December 31, 2011, compared to $916.8 million at December 31, 2010.

*	- as restated see Note 28

INVESTMENT PORTFOLIO

The Company’s investment portfolio has two primary functions: to provide liquidity and to contribute to earnings. To provide liquidity, the Company may invest in short-term securities such as Federal funds sold and interest-bearing deposits with banks, which are classified as cash equivalents, as well as U.S. Treasury securities and U.S. Agency securities with maturities of one year or less. These funds are invested on a short-term basis to ensure the availability of funds to meet customer demand for credit needs. The Company is considering replacing investment proceeds with loans and the remainder of the excess cash flows being redeployed into AAA-rated securities with three to four year durations in order to increase investment yields.

The Company enhances interest income by securing long-term investments within its investment portfolio by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

The following table presents the carrying value, by security type and by maturity, for the Company’s investment portfolio:

December 31,	2012	2011	2010
U.S. Agency obligations	$84,682	$77,985	$79,294
Mortgage-backed securities	31,620	44,078	55,247
States & political subdivisions	59,920	67,198	77,428
Corporate securities	—	1,004	4,090

Total Debt Securities	176,222	190,265	216,059
Equity securities	1,071	943	985

Total Investment Securities	$177,293	$191,208	$217,044

The following table shows the actual maturity of debt securities in specified categories of the Bank’s investment portfolio at December 31, 2012 and the weighted average yields (for tax-exempt obligations on a fully taxable basis at 34% tax rate). The table does not include any estimate of prepayments which significantly shortens the average useful life of certain U.S. Agency mortgage-backed securities.

		Weighted
	Aggregate	Average
As of December 31, 2012:	Value	Yield
Due in one year or less:
U.S. Agency securities	$17,120	1.19%
After one year through five years:
U.S. Agency securities	67,562	0.92%
States & political subdivisions	172	7.19%
After five year through ten years:
Mortgage-backed securities	15,244	2.10%
States & political subdivisions	3,996	6.99%
After ten years:
Mortgage-backed securities	16,376	4.50%
States & political subdivisions	55,752	6.58%

Total Debt Securities	$176,222

Investment securities with amortized costs and fair values of $144,361 and $150,620, respectively, at December 31, 2012 and $150,152 and $155,959, respectively, at December 31, 2011, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturity are shown in Note 3 to the Consolidated Financial Statements. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Equity securities at December 31, 2012 and 2011 consisted primarily of common stock of companies in the financial services industry.

In 2011, the Company recorded an other-than-temporary impairment charge of $78, related to the Company’s equity investment portfolio containing stock of financial institutions. Prior to these impairment charges, the decline in value of the securities was recorded as unrealized losses on securities available-for-sale and reflected as a reduction in stockholders’ equity through other comprehensive income.

A summary of transactions involving available-for-sale debt securities in 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Proceeds from sales	$5,821	$15,318	$8,897
Gross realized gains	68	145	66
Gross realized losses	—	—	4

LOAN PORTFOLIO

Details regarding the Company’s loan portfolio for the periods indicated are as follows:

December 31,	2012	2011	2010	2009	2008
Real estate – construction and land development
Residential real estate	$3,231	$5,064	$7,799	$9,970	$5,191
Commercial real estate	17,617	20,541	28,345	22,940	16,758
Residential real estate	258,681	276,579	287,502	298,098	256,560
Commercial real estate	199,879	188,334	179,619	171,995	98,968
Commercial	56,396	55,482	36,190	30,743	27,793
Credit card and related plans	3,199	3,242	3,327	3,365	3,272
Other (installment and student loans, etc.)	49,199	49,574	52,535	56,424	25,009
Obligations of states & political subdivisions	22,586	23,110	9,882	6,873	4,471
All other loans	12,742	9,596	9,906	3,562	3,126

Loans, net of unearned income	623,530	631,522	615,105	603,970	441,148
Less: Allowance for loan and lease losses	6,950	6,711	6,500	6,300	5,275

Loans, net	$616,580	$624,811	$608,605	$597,670	$435,873

The following table shows the actual maturity of the loans in specified categories of the Bank’s loan portfolio at December 31, 2012 and the weighted average yields (for tax-exempt loans on a fully taxable basis at 34 percent tax rate).

		Weighted
	Aggregate	Average
	Value	Yield
Due in one year or less:
Real estate – construction and land development	$655	3.25%
Residential real estate	7,394	4.50%
Commercial real estate	15,782	4.03%
Commercial	15,788	3.75%
Installment and all other loans	5,617	4.69%
Obligations of states & political subdivisions	120	4.31%
After one year through five years:
Real estate – construction and land development	4,466	3.98%
Residential real estate	11,140	5.42%
Commercial real estate	29,177	4.38%
Commercial	21,581	4.49%
Credit card and related plans	3,199	11.46%
Installment and all other loans	32,550	5.57%
Obligations of states & political subdivisions	3,825	5.47%
After five years:
Real estate – construction and land development	15,727	4.06%
Residential real estate	240,147	5.09%
Commercial real estate	154,920	4.60%
Commercial	19,027	4.53%
Credit card and related plans	—	—
Installment and all other loans	23,774	4.09%
Obligations of states & political subdivisions	18,641	6.24%

Total Loan Portfolio	$623,530

There were no purchased loans in 2012, 2011 or 2010, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2012 were primarily commercial and commercial real estate loans.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 77% and 78% of total loans at December 31, 2012 and December 31, 2011, respectively. Economic conditions and recessionary concerns over the past several years have resulted in lower levels of loan demand. The decline ratio on loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

The Company’s loan portfolio is primarily residential and commercial secured mortgage loans in its Northeastern Pennsylvania market area. As of December 31, 2012, less than 5% of the loan portfolio was comprised of loans to entities located outside our market area.

At December 31, 2012, the loan portfolio was comprised of approximately $253.4 million, or 40.6%, of fixed rate loans and $370.1 million, or 59.4%, of adjustable rate loans. The portion of the fixed rate loans due after one year is $234.7 million; the adjustable rate loans due after one year is $343.4 million.

LOANS

Total net loans decreased $8.2 million, or 1.3%, to $616.6 million at December 31, 2012, from $624.8 million at December 31, 2011. Total net loans increased $16.2 million, or 2.7%, to $624.8 million at December 31, 2011, from $608.6 million at December 31, 2010.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is maintained at an amount that management believes is adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at December 31, 2012. Management uses available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance, or take other actions that would impact the allowance, based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.11% at December 31, 2012, compared to 1.06% at December 31, 2011.

NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	2012	2011	2010	2009	2008
Non-accrual loans:
Residential real estate	$1,800	$2,006	$1,579	$1,273	$290
Commercial real estate	145	591	1,385	672	808
Commercial loans	304	477	977	199	201
Consumer loans	31	92	93	195	155

Total non-performing loans	$2,280	$3,166	$4,034	$2,339	$1,454

Other real estate owned	656	1,571	803	405	—

Total non-performing assets	$2,936	$4,737	$4,837	$2,744	$1,454

Loans past due 90 days or more and accruing:
Residential real estate	$243	$641	$1,236	$1,415	$793
Commercial real estate	—	11	—	41	17
Guaranteed student loans	180	113	268	218	203
Credit card loans	25	6	20	9	17
Commercial loans	—	—	100	—	119
Consumer loans	9	3	6	14	4

Total loans past due 90 days or more and accruing	$457	$774	$1,630	$1,697	$1,153

Non-performing loans to period end loans	0.37%	0.50%	0.66%	0.39%	0.33%
Non-performing assets to period end assets	0.32%	0.51%	0.53%	0.31%	0.23%
Total loans past due 90 days or more and accruing to period end loans	0.07%	0.12%	0.27%	0.28%	0.26%

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

In 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2012, the Company had $6,280 of TERI-guaranteed loans out of a total student loan portfolio of $12,451. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of December 31, 2012, $19 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,280, $3,166 and $4,034 at December 31, 2012, 2011 and 2010, respectively. If interest on non-accrual loans had been accrued, such income would have been $143, $227 and $219 for 2012, 2011 and 2010, respectively. Interest income on non-accrual loans, which is recorded only when received, amounted to $0, $0 and $104 for 2012, 2011 and 2010, respectively. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

As of December 31, 2012, our non-performing loans were comprised of thirty-eight loans of which eleven loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. Non-performing loans again declined as management has been aggressive in writing down the loan balances, centered primarily in residential real estate, as new values are received and due in part to the completion of certain foreclosure actions.

As of December 31, 2011, our non-performing loans were comprised of fifty-seven loans of which thirteen loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each. The decrease in the non-performing loans in 2011 can be attributed, to a large extent, to a large land development credit, which was transferred to other real estate owned (OREO) in the third quarter of 2011 and subsequently sold in 2012, resulting in a lower level of OREO at December 31, 2012.

Residential real estate loans past due 90 days or more and accruing at December 31, 2012 were $243 compared to $641 as of December 31, 2011. This decrease reflects management’s efforts to pro-actively address borrower concerns and identify credit weaknesses.

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

As of December 31, 2012 and 2011, the Company had total impaired loans of $5,271 and $3,534, respectively. Of the total allowance for loan and lease losses, $1,226 and $658 was specifically related to these impaired loans at December 31, 2012 and 2011, respectively.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2012, the Company had $6.7 million in loans of this type which are not included in either of the impaired, non-accrual or 90 days past due loan categories. At December 31, 2012, potential problem loans consisted of twenty-two credit relationships. Of the total outstanding balance at December 31, 2012, 19% related to residential customers, 79% related to commercial real estate properties, 1% related to commercial and industrial loans and 1% related to consumer loans. Weakness in these companies’ operating performance has caused the Company to heighten the attention given to these credits. If there is further deterioration in these loans, they may be classified in the future as non-accrual or impaired. Depending on the circumstances, a specific credit allocation may be needed, potentially increasing the provision for loan losses in those periods.

LOAN LOSS EXPERIENCE

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Years Ended December 31,	2012	2011	2010	2009	2008
Balance at beginning of year	$6,711	$6,500	$6,300	$5,275	$4,700
Charge-offs:
Residential real estate mortgages	431	1,275	213	161	83
Commercial real estate	33	663	—	188	—
Commercial loans	78	100	1,138	610	—
Credit card and related plans	40	109	97	71	55
Installment loans	235	153	390	270	179

Total charge-offs	817	2,300	1,838	1,300	317

Recoveries:
Residential real estate mortgages	67	58	19	42	—
Commercial real estate	6	18	1	—	—
Commercial loans	1	3	—	—	14
Credit card and related plans	1	6	3	1	16
Installment loans	57	45	16	22	1

Total recoveries	132	130	39	65	31

Net charge-offs	685	2,170	1,799	1,235	286

Provision charged to operations	924	2,381	1,999	2,260	861

Balance at End of Year	$6,950	$6,711	$6,500	$6,300	$5,275

Ratio of net charge-offs to average outstanding loans	0.11%	0.35%	0.30%	0.22%	0.07%

On a quarterly basis management reviews the loss reserve analysis, the portfolio composition, outstanding loan balance trends, and concentrations of credit, changes in trends and levels of delinquency, changes in external factors, including local and national economic conditions to determine the appropriate level of provision.

The increase in charge-offs in 2009, 2010 and 2011 was due primarily to management’s decision to aggressively write down real estate assets as real estate values continued to suffer, foreclosure activity increased and resolution times lengthened significantly. The majority of the write downs were in the residential portfolio and several small commercial projects.

The allowance for loan and lease losses at December 31, 2012 was $6,950, or 1.11%, of total loans compared to $6,711, or 1.06%, of total loans at December 31, 2011.

The allowance for loan and lease losses was allocated at the dates indicated as follows:

December 31,	2012		2011		2010		2009		2008
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Residential real estate	$2,981	42%	$2,855	44%	$753	48%	$1,200	51%	$1,200	59%
Commercial real estate and all others	3,103	49	3,087	47	4,024	40	4,000	37	3,275	33
Credit card and related plans	326	1	319	1	343	1	350	1	300	1
Personal installment loans	540	8	450	8	1,380	11	750	11	500	7

Total	$6,950	100%	$6,711	100%	$6,500	100%	$6,300	100%	$5,275	100%

(1)	- Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

As of December 31, 2012, the total of the allowance for loan and lease losses was $6,950. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

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

Other Real Estate Owned

The Bank has seven residential properties in other real estate owned as of December 31, 2012 with a value of $656 compared to $1,571 at December 31, 2011. Of the seven properties as of December 31, 2012, two were under contract of sale. The most significant property as of December 31, 2012 has a carrying value of $191. As of December 31, 2012, there are seven properties in the process of loan foreclosure. All of these properties are residential with the largest having a balance of $172.

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

DEPOSITS

December 31,	2012	2011	2010
Demand – Non-interest bearing	$151,121	$134,799	$113,391
Demand – Interest bearing	102,722	85,111	70,989
Savings	126,618	120,269	113,382
Money markets	166,273	165,611	144,206
Time – Over $100,000	81,855	84,828	85,404
Time – Other	93,359	129,900	163,660

Total Deposits	$721,948	$720,518	$691,032

The maturities of time deposits of $100,000 or more at December 31, 2012 are as follows:

Three months or less	$15,402
Over three months through six months	26,518
Over six months through twelve months	10,693
Over twelve months	29,242

Total	$81,855

The Company largely relies on its core deposit base of checking and savings accounts to fund operations. Management has competitively priced its deposit products in checking, savings, money market and time deposits to provide a stable source of funding. During 2012, management decided not to aggressively pursue time deposits with high interest rates due to excess liquidity.

In general, as interest rates in the economy change, some deposits migrate towards investments with higher anticipated yields. Historically, the Bank’s core deposits have been stable and not significantly impacted by such trends.

As of December 31, 2012 and 2011, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $22.3 million and $21.7 million, respectively. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. There was no balance outstanding as of December 31, 2012 and $23.2 million, or 3.2%, as of December 31, 2011. The brokered certificates of deposit issued are generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding.

OTHER LIABILITIES

As of December 31, 2012 and 2011, the Company had post-retirement benefits accrued in the amount of $3.2 million and $3.0 million, respectively. Also, as of December 31, 2012 and 2011, the Company had pension benefits accrued in the amount of $4.2 million and $3.4 million, respectively.

STOCKHOLDERS’ EQUITY

The following table presents changes in stockholders’ equity of the Company for the periods indicated:

Years Ended December 31,	2012	2011*
Balance at beginning of year	$127,333	$120,466
Stock-based compensation	40	—
Net income	10,589	10,531
Other comprehensive income	(12)	1,840
Cash dividends declared	(5,504)	(5,504)

Total Stockholders’ Equity	$132,446	$127,333

*	- as restated, see Note 28

LIQUIDITY

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in an economical manner. Management monitors its liquidity position continuously in relation to trends of loans and deposits for short-term as well as long-term requirements. Liquid assets are monitored on a daily basis to assure appropriate utilization. Management also manages its liquidity requirements by maintaining readily marketable assets and access to short-term funding sources.

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

The Bank offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Bank also has long-term debt outstanding to the FHLB, which was used to purchase a Freddie Mac pool of residential mortgages. At December 31, 2012, the Bank had $184,000 of available borrowing capacity with the FHLB, a borrower-in-custody (BIC) line of credit of $32,187 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Federal Reserve discount window of $12,180, an overnight Federal funds line of credit of $19,000 with PNC Bank, an overnight Federal funds line of credit of $5,000 with Wells Fargo and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

Commitments to Extend Credit

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

Financial instruments whose contract amounts represent credit risk at December 31, 2012 and 2011 are as follows:

	2012	2011
Commitments to extend credit:
Fixed rate	$67,094	$57,414
Variable rate	$107,823	$114,235
Standby letters of credit	$14,440	$19,054

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

Legal Proceedings

Various actions and proceedings are presently pending to which the Company is a party. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position of the Company.

Post-retirement Life Insurance Benefit

In 1995, the Company established a post-retirement life insurance benefit equal to three times the employees’ salary at retirement for all employees employed with the Company at July 1, 1995. Employees hired by the Company after July 1, 1995, received a post-retirement life insurance benefit equal to $50,000 at retirement, then decreasing to $5,000 by age 75. In June of this year, the Company amended the post-retirement life insurance benefit for all active employees, regardless of hire date, to a benefit of $50,000 at retirement, then decreasing by $5,000 a year to $5,000 at age 75. Since the product offered is term life insurance, the Company is exposed to increasing costs in future years.

The Company is evaluating various options to reduce or settle its obligation for benefits, to the current retiree group only. One option under consideration is a plan offered by an insurance company, as to this current retiree group, whereby the Company would enter into an agreement with the insurance company to transfer all risk and obligation for the benefits payable as to the current retiree group in exchange for a one-time fixed payment by the Company.

The agreement would require a one-time payment to the insurance company, estimated to be $4.1 million. There would be no further cost to the Company as to the current retirees, after this payment. The Company would recognize a settlement charge, net of tax, of approximately $1.6 million in the period in which it occurs.

CONTRACTUAL OBLIGATIONS

Long-term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2012 is as follows:

Monthly Installment	Fixed Rate	Floating Rate	Maturity Date	Balance
Amortizing loans
$ 90	3.10%		02/28/13	$179
430	3.74%		03/13/13	1,282
18	2.66%		08/28/14	348
67	3.44%		03/02/15	1,678
13	3.48%		03/31/15	348
10	3.83%		04/02/18	581
186	4.69%		03/13/23	18,181

Total amortizing				22,597

Non-amortizing loans
	3.49%		02/28/13	7,000
	2.36%		09/22/17	6,500
		1.88%	12/02/19	3,000
		1.52%	12/19/19	6,300

Total non-amortizing				22,800

Total long-term debt				$45,397

Aggregate maturities of long-term debt at December 31, 2012 are as follows:

December 31,	Principal
2013	$11,094
2014	2,670
2015	1,836
2016	1,740
2017	8,323
Thereafter	19,734

Total	$45,397

Operating Leases

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at a location which is being used as a remote banking facility. Rental expense was $103 in 2012, $98 in 2011 and $94 in 2010. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2012 are as follows:

	Mount	Meadow
	Pocono	Avenue	Total
2013	$69	$25	$94
2014	69	25	94
2015	69	25	94
2016	29	17	46
2017 and beyond	—	—	—

Total minimum payments required	$236	$92	$328

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

The Company’s total risk-based capital ratio was 17.96% at December 31, 2012. The Bank’s total risk-based capital ratio was 17.35% at December 31, 2012, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital. Reference should be made to the information about the Company’s regulatory guidelines under the heading “General Notes to Financial Statements—Note 25 Regulatory Matters.”

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

The following tables present the reconciliation of these non-GAAP financial measures to reported GAAP financial measures:

	Years Ended December 31,
Unadjusted (GAAP)	2012	2011*	Change
Net interest income after provision for loan and lease losses	$31,305	$29,987	$1,318
Non-interest income	11,441	12,619	(1,178)
Non-interest expense	(29,099)	(29,041)	(58)
Income tax (provision) benefit	(3,058)	(3,034)	(24)

Net income	10,589	10,531	58

Adjustments:
Non-interest income
Reversal of a contingent liability recorded in the Merger	0	(500)	500

Total adjustments pre-tax	0	(500)	500
Income tax provision (benefit)	0	170	(170)

After tax adjustments to GAAP	0	(330)	330

Adjusted “net income from core operations”	$10,589	$10,201	$388

Adjusted Return on Average Assets	1.14%	1.09%
Adjusted Return on Average Equity	8.07%	8.18%
Adjusted Dividend Payout Ratio	52.01%	54.02%

*	- as restated see Note 28

Return on average equity (ROE) and return on average assets (ROA) for the year ended December 31, 2012 was 8.07% and 1.14%, respectively. ROE was 8.45% (8.18% excluding the reversal of a contingent liability) and ROA was 1.13% (1.09% excluding the reversal of a contingent liability) for 2011. The dividend payout ratio was 52.01% for the year ended December 31, 2012 and 52.34% (54.02% excluding the reversal of a contingent liability) for 2011.

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

Management believes that the following information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors. The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	December 31,	December 31,
	2012	2011
Loans, net of unearned income	$623,530	$631,522
Credit fair value adjustment on purchased loans	1,209	2,343

Total adjusted loans	$624,739	$633,865

	December 31,	December 31,
	2012	2011
Allowance for loan and lease losses	$6,950	$6,711
Credit fair value adjustment on purchased loans	1,209	2,343

Total adjusted allowance	$8,159	$9,054

Total adjusted allowance to adjusted loans	1.31%	1.43%

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s exposure to market risk is reviewed on a regular basis by the Bank’s board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to manage the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and manage the risks. Tools used by management include the standard GAP report and an interest rate shock simulation report. The Company has no market risk sensitive instruments held for trading purposes. Management believes the Company’s market risk is reasonable at this time.

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

There were no material changes in interest rate risk between the year ended December 31, 2012 and December 31, 2011.

MATURITIES AND SENSITIVITY OF MARKET RISK AS OF DECEMBER 31, 2012

The table below presents states and political subdivisions securities and loans on a fully taxable equivalent basis.

	2013	2014	2015	2016	2017	Thereafter	Non-Rate Sensitive	Total	Fair Value
ASSETS
Fixed interest rate securities:
U.S. Agency obligations	$17,120	$15,202	$23,393	$18,904	$10,063	$—	$—	$84,682	$84,682
Yield	1.19%	1.24%	1.00%	.56%	.90%	—	—	.97%	—
Mortgage-backed securities	7,947	5,423	3,773	2,748	2,096	4,838	—	26,825	27,677
Yield	3.45%	3.38%	3.38%	3.39%	3.38%	3.27%	—	3.38%	—
State & political subdivisions	6,409	3,654	3,476	6,995	6,404	32,982	—	59,920	59,936
Yield	7.23%	7.41%	6.98%	6.77%	7.21%	7.07%	—	7.23%	—
Variable interest rate securities:
Mortgage-backed securities	4,692	103	—	—	—	—	—	4,795	4,799
Yield	2.28%	1.62%	—	—	—	—	—	2.27%	—
Other	1,071	—	—	—	—	—	—	1,071	1,071
Yield	1.51%	—	—	—	—	—	—	1.51%	—
Fixed interest rate loans:
Real estate mortgages	52,568	33,050	25,563	18,536	12,004	17,639	—	159,360	167,453
Yield	5.67%	5.58%	5.49%	5.38%	5.19%	4.60%	—	5.43%	—
Commercial	6,660	9,503	9,232	3,779	7,161	18,094	—	54,429	59,740
Yield	5.28%	5.60%	4.12%	5.72%	6.30%	5.97%	—	5.53%	—
Consumer and other	14,764	10,582	7,470	4,313	1,582	3,391	—	42,102	42,749
Yield	5.33%	5.31%	5.28%	5.27%	5.29%	4.86%	—	5.27%	—
Variable interest rate loans:
Real estate mortgages	146,625	31,626	21,490	11,722	11,675	7,414	—	230,552	228,626
Yield	4.30%	4.70%	4.93%	4.90%	4.61%	5.05%	—	4.49%	—
Commercial	97,006	5,697	5,937	4,125	7,162	6,479	—	126,406	123,656
Yield	4.01%	5.44%	5.40%	5.84%	4.62%	5.29%	—	4.30%	—
Consumer and other	10,633	48	—	—	—	—	—	10,681	12,438
Yield	5.62%	6.25%	—	—	—	—	—	5.62%	—
Less: Allowance for loan and lease losses	—	—	—	—	—	6,950	—	6,950	—
Federal Home Loan Bank stock	—	—	—	—	—	—	4,212	4,212	4,212
Yield	—	—	—	—	—	—	.32%	.32%	—
Interest bearing balances with banks	29,039	992	1,984	248	—	—	—	32,263	32,263
Yield	.25%	.80%	1.02%	1.15%	—	—	—	.32%	—
Bank owned life insurance	17,616	—	—	—	—	—	—	17,616	17,616
Yield	4.46%	—	—	—	—	—	—	4.46%	—
Cash and due from banks	—	—	—	—	—	—	15,581	15,581	15,581
Goodwill	—	—	—	—	—	—	26,398	26,398	—
Other assets	—	—	—	—	—	—	28,099	28,099	—

Total Assets	$412,150	$115,880	$102,318	$71,370	$58,147	$83,887	$74,290	$918,042	$882,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Variable interest rate deposits:
Demand-Interest bearing	$17,995	$—	$—	$—	$—	$84,727	$—	$102,722	$102,722
Yield	.45%	—	—	—	—	.20%	—	.25%	—
Savings	12,109	—	—	—	—	114,509	—	126,618	126,618
Yield	.05%	—	—	—	—	.05%	—	.05%	—
Money markets	166,273	—	—	—	—	—	—	166,273	166,273
Yield	.26%	—	—	—	—	—	—	.26%	—
Fixed interest rate deposits:
Time-Over $100,000	52,592	16,740	3,444	6,503	2,037	539	—	81,855	83,181
Yield	.79%	1.77%	2.57%	2.09%	1.70%	3.36%	—	1.36%	—
Time-Other	59,982	15,118	6,236	8,095	3,480	448	—	93,359	94,856
Yield	.40%	.86%	1.15%	2.13%	1.67%	1.70%	—	.64%	—
Demand-Non-interest bearing	—	—	—	—	—	—	151,121	151,121	151,121
Repurchase agreements	8,019	—	—	—	—	—	—	8,019	8,019
Yield	.34%	—	—	—	—	—	—	.34%	—
Long-term borrowings	20,459	2,715	1,777	1,759	8,343	10,344	—	45,397	48,625
Yield	2.73%	4.11%	4.57%	4.63%	2.86%	4.69%	—	3.43%	—
Other liabilities	—	—	—	—	—	—	10,232	10,232	—
Stockholders’ equity	—	—	—	—	—	—	132,446	132,446	—

Total Liabilities and Stockholders’ Equity	$337,429	$34,573	$11,457	$16,357	$13,860	$210,567	$293,799	$918,042	$781,415

Excess of assets (liabilities) Subject to interest rate change	$74,721	$81,307	$90,861	$55,013	$44,287	$(126,680)	$(219,509)	$—

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(in thousands, except per share amounts)

Consolidated Balance Sheets

December 31,	2012	2011*
Cash and due from banks	$15,581	$13,184
Interest bearing balances with banks	32,263	21,296

Cash and Cash Equivalents	47,844	34,480

Investment securities:
Available-for-sale, at fair value	161,391	167,486
Held-to-maturity (fair value of $16,774 and $24,969, respectively)	15,902	23,722

Total Investment Securities	177,293	191,208
Loans, net of unearned income	623,530	631,522
Less: Allowance for loan and lease losses	6,950	6,711

Loans, Net	616,580	624,811

Bank premises and equipment	15,137	13,095
Other real estate owned	656	1,571
Accrued interest receivable	2,862	3,252
Goodwill	26,398	26,398
Bank owned life insurance	17,616	15,870
Federal Home Loan Bank stock	4,212	4,953
Other assets	9,444	9,894

Total Assets	$918,042	$925,532

Deposits:
Non-interest bearing	$151,121	$134,799
Interest bearing	570,827	585,719

Total Deposits	721,948	720,518

Other borrowed funds:
Securities sold under agreements to repurchase	8,019	9,981
Short-term borrowings	—	—
Long-term borrowings	45,397	58,220
Accrued interest payable	716	1,010
Other liabilities	9,516	8,470

Total Liabilities	785,596	798,199

Common stock; $.01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,905	48,865
Retained earnings	83,798	78,713
Accumulated other comprehensive income	(290)	(278)

Total Stockholders’ Equity	132,446	127,333

Total Liabilities and Stockholders’ Equity	$918,042	$925,532

*	- as restated see Note 28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Income

Years Ended December 31,	2012	2011*	2010*
Interest and fees on loans	$32,539	$33,585	$34,633
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	2,282	2,724	2,855
States & political subdivisions	2,660	3,273	4,197
Other securities	63	64	51
Interest on Federal funds sold	—	2	—
Interest on balances with banks	47	59	9

Total Interest Income	37,591	39,707	41,745

Interest on time deposits of $100,000 or more	1,180	1,436	2,173
Interest on other deposits	2,244	3,522	3,455
Interest on other borrowed funds	1,938	2,381	2,728

Total Interest Expense	5,362	7,339	8,356

Net Interest Income	32,229	32,368	33,389
Provision for loan and lease losses	924	2,381	1,999

Net Interest Income After Provision for Loan and Lease Losses	31,305	29,987	31,390

Trust department income	1,481	1,563	1,493
Service charges on deposit accounts	1,918	2,047	2,163
Merchant transaction income	4,290	4,670	4,521
Brokerage fee income	264	253	340
Cardholder discounts	1,011	916	799
Other fee income	719	786	771
Bank-owned life insurance income	504	490	538
Gain on sale of mortgage loans	796	474	682
Other operating income	141	832	287
Impairment losses on investment securities	—	(78)	—
Realized gains on securities, net	317	666	558

Total Non-Interest Income	11,441	12,619	12,152

Salaries and employee benefits	14,121	13,951	13,317
Bank premises and equipment expense	2,946	3,561	3,547
Merchant transaction expenses	2,742	3,166	3,139
FDIC insurance assessments	458	450	1,150
Legal and professional expenses	554	678	694
Advertising expense	287	494	605
Bank shares tax	1,708	862	805
Outside services	1,523	820	781
Director fees	433	530	550
Other operating expenses	4,327	4,529	4,101

Total Non-Interest Expenses	29,099	29,041	28,689

Income before income taxes	13,647	13,565	14,853
Applicable income taxes	3,058	3,034	3,287

Net Income	$10,589	$10,531	$11,566

Earnings Per Share - Basic	$3.23	$3.21	$3.53
Earnings Per Share - Diluted	$3.23	$3.21	$3.53

*	- as restated see Note 28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2012	2011*	2010*
Net Income	$10,589	$10,531	$11,566
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	807	3,216	(835)
Reclassification adjustment for gains recognized in net income	(209)	(440)	(360)
Recognition of other-than-temporary impairment losses	—	52	—

Net unrealized gains (losses) on securities	598	2,828	(1,195)
Change in funded status of employee benefit plans	(610)	(988)	(425)

Other comprehensive income	(12)	1,840	(1,620)

Comprehensive Income	$10,577	$12,371	$9,946

*	- as restated see Note 28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2009*	$33	$48,865	$67,624	$(498)	$116,024

Net income, 2010*	—	—	11,566	—	11,566
Other comprehensive income*	—	—	—	(1,620)	(1,620)
Cash dividends declared ($1.68 per share)	—	—	(5,504)	—	(5,504)

Balance, December 31, 2010*	33	48,865	73,686	(2,118)	120,466

Net income, 2011*	—	—	10,531	—	10,531
Other comprehensive income*	—	—	—	1,840	1,840
Cash dividends declared ($1.68 per share)	—	—	(5,504)	—	(5,504)

Balance, December 31, 2011*	33	48,865	78,713	(278)	127,333

Stock-based compensation	—	40	—	—	40
Net income, 2012	—	—	10,589	—	10,589
Other comprehensive income	—	—	—	(12)	(12)
Cash dividends declared ($1.68 per share)	—	—	(5,504)	—	(5,504)

Balance, December 31, 2012	$33	$48,905	$83,798	$(290)	$132,446

*	- as restated see Note 28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2012	2011*	2010*
Net income	$10,589	$10,531	$11,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	855	1,050	1,088
Provision for loan and lease losses	924	2,381	1,999
Deferred income tax provision	353	217	657
Amortization of securities (net of accretion)	383	494	464
Accretion of purchase accounting fair value adjustment (net of amortization)	(552)	(649)	(913)
Increase in cash surrender value of life insurance	(504)	(490)	(538)
Other-than-temporary impairment loss	—	78	—
Net realized gains on securities	(317)	(666)	(558)
Loss (gain) on other real estate	5	262	(12)
Decrease in interest receivable	390	557	508
(Increase) decrease in other assets	(94)	92	(490)
(Decrease) increase in income taxes payable	(276)	(756)	788
Decrease in interest payable	(294)	(118)	(189)
Increase (decrease) in other liabilities	399	(175)	167

Net cash provided by operating activities	11,861	12,808	14,537

Purchase of investment securities available-for-sale	(46,297)	(28,312)	(54,587)
Purchase of investment securities to be held-to-maturity	—	—	(12,732)
Proceeds from sales and maturities of investment securities available-for-sale	46,652	34,338	24,542
Proceeds from repayments of investment securities available-for-sale	6,669	4,305	4,205
Proceeds from repayments of investment securities to be held-to-maturity	7,730	19,883	15,741
Loan collections (originations), net	7,268	(19,420)	(13,059)
Proceeds from other real estate	1,778	1,141	827
Purchase of life insurance contract	(1,242)	—	(450)
Investment in premises and equipment	(2,897)	(739)	(2,098)
Proceeds from FHLB share buyback	1,581	1,129	320
Purchase of FHLB restricted stock	(840)	—	—

Net cash provided (used) by investing activities	20,402	12,325	(37,291)

Net increase in demand and savings deposits	40,944	63,822	2,453
Net (decrease) increase in time deposits	(39,554)	(34,474)	43,425
(Decrease) increase in repurchase agreements	(1,962)	(9,413)	1,226
Net (decrease) increase in short-term borrowings	—	(8,688)	(18,742)
Increase in long-term borrowings	—	—	12,800
Payments on long-term borrowings	(12,823)	(10,615)	(12,059)
Cash dividends paid	(5,504)	(5,504)	(5,504)

Net cash (used) provided by financing activities	(18,899)	(4,872)	23,599

Net increase in cash and cash equivalents	13,364	20,261	845
Cash and cash equivalents at January 1	34,480	14,219	13,374

Cash and cash equivalents at December 31	$47,844	$34,480	$14,219

*	- as restated see Note 28

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

The Company operates thirteen banking offices under a state bank charter and provides full banking services, including trust services, to individual and corporate customers primarily in Northeastern Pennsylvania. The Company’s primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

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

On April 1, 2009, the Company completed its acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the “Merger”). The Merger was accounted for using the acquisition method of accounting and, accordingly, the assets and liabilities of Old Forge Bank have been recorded at their respective fair values on the date the Merger was completed. Old Forge Bank was merged into Penn Security Bank and Trust Company in a two-step transaction. An aggregate of 1,128,079 shares of Company common stock and approximately $17.4 million in cash was paid to former Old Forge Bank shareholders, resulting in goodwill of $26.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU does not change the basic concept that a loan modification constitutes a troubled debt restructuring (TDR) if both of the following conditions are met: (a) the lender has granted a concession and (b) the borrower is experiencing financial difficulties. However, ASU 2011-02 provided clarifying guidance around various issues where the FASB believed there to be diversity in practice. The guidance became effective for the Company on July 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU amended FASB guidance relating to repurchase agreements. The amendments changed the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Instead, the amendments focused the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amended guidance became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance included amendments that clarified the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements. The guidance was effective for the Company on January 1, 2012 and, aside from the new disclosures included “General Notes to Financial Statements — Note 22 Fair Value Measurements” the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new accounting guidance related to the presentation of comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments required that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance became effective for the Company on January 1, 2012, however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 as discussed below. In connection with the adoption of this guidance, the Company’s consolidated financial statements now include separate statements of comprehensive income and additional footnote disclosures included in “General Notes to Financial Statements — Note 20 Accumulated Other Comprehensive Income”.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The FASB issued this guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The guidance became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU deferred changes in ASU 2011-05 that related to the presentation of reclassification adjustments. The ASU indefinitely deferred the requirement in ASU No. 2011-05 to present items that are reclassified from other comprehensive income (OCI) to net income in the statement(s) where the components of net income and the components of OCI are presented. The guidance became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors, when testing indefinite-lived intangible assets for impairment, results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

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

Securities Available-for-Sale Bonds, notes, debentures, mortgage-backed securities not classified as securities to be held to maturity and certain equity securities are classified as available-for-sale and carried at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders’ equity until realized.

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

The Bank’s historical analysis of loss factors considers the current trends in local economic conditions affecting the Bank. This methodology is designed to address deterioration in local economic conditions and to provide the Bank with the most current information available for estimating the allowance for loan and lease losses. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 77% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2012, 2011 and 2010, amounted to $287, $494 and $605, respectively.

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

Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2009.

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

STOCK APPRECIATION RIGHTS EXPENSE

The compensation expense recognized for the Company’s stock appreciation rights (SARs) is recorded over the vesting period (five years). The fair value of the SARs is estimated using a Black-Scholes option-pricing model. Reference should be made to the information about the Company’s benefit plans under the heading “General Notes to Financial Statements — Note 18 Stock Appreciation Rights and Stock Awards”.

CASH FLOWS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, due from banks, interest bearing balances with banks and Federal funds sold for a one-day period.

The Company paid interest and income taxes during the years ended December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
Income taxes paid	$2,260	$2,315	$2,600
Interest paid	$5,656	$7,457	$8,545

Non-cash transactions during the years ended December 31, 2012, 2011 and 2010, comprised entirely of the net acquisition of real estate in the settlement of loans, amounted to $867, $1,647 and $1,099, respectively.

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

EARNINGS PER SHARE

Basic earnings per share are computed on the weighted average number of common shares outstanding during each year. Diluted earnings per share include restricted stock awards calculated on the “Treasury Stock Method”. Restricted stock awards are issued subject to forfeiture during the vesting period.

	Income	Shares	Per-share
2012	(Numerator)	(Denominator)	Amount
Basic EPS
Income available	$10,589	3,276,079	$3.23
Shares includable	—	332	—

Diluted EPS	$10,589	3,276,411	$3.23

	Income	Shares	Per-share
2011*	(Numerator)	(Denominator)	Amount
Basic EPS
Income available	$10,531	3,276,079	$3.21
Shares includable	—	—	—

Diluted EPS	$10,531	3,276,079	$3.21

	Income	Shares	Per-share
2010*	(Numerator)	(Denominator)	Amount
Basic EPS
Income available	$11,566	3,276,079	$3.53
Shares includable	—	—	—

Diluted EPS	$11,566	3,276,079	$3.53

*	- as restated see Note 28

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks are summarized as follows:

December 31,	2012	2011
Cash items in process of collection	$8,733	$6,878
Non-interest bearing balances	577	394
Cash on hand	6,271	5,912

Total	$15,581	$13,184

The Company may, from time to time, maintain bank balances with other financial institutions in excess of FDIC insured amounts. Management is not aware of any evidence that would indicate that such deposits are at risk. The Company complies with Regulation F and our correspondent banks’ financial conditions are reviewed on a quarterly basis.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2012 and 2011 are as follows:

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value
U.S. Agency securities	$83,927	$757	$2	$84,682
Mortgage-backed securities	15,962	839	—	16,801
States & political subdivisions	53,846	4,991	—	58,837
Corporate securities	—	—	—	—

Total Debt Securities	153,735	6,587	2	160,320
Equity securities	801	281	11	1,071

Total Available-for-Sale	$154,536	$6,868	$13	$161,391

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value
U.S. Agency securities	$77,150	$847	$12	$77,985
Mortgage-backed securities	21,270	896	—	22,166
States & political subdivisions	61,405	3,987	4	65,388
Corporate securities	1,002	2	—	1,004

Total Debt Securities	160,827	5,732	16	166,543
Equity securities	709	288	54	943

Total Available-for-Sale	$161,536	$6,020	$70	$167,486

	Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value
Mortgage-backed securities	$14,819	$856	$—	$15,675
States & political subdivisions	1,083	16	—	1,099

Total Held-to-Maturity	$15,902	$872	$—	$16,774

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value
Mortgage-backed securities	$21,912	$1,207	$—	$23,119
States & political subdivisions	1,810	40	—	1,850

Total Held-to-Maturity	$23,722	$1,247	$—	$24,969

Equity securities at December 31, 2012 and 2011 consisted primarily of common stock of companies in the financial services industry.

A summary of transactions involving available-for-sale debt securities in 2012, 2011 and 2010 are as follows:

December 31,	2012	2011	2010
Proceeds from sales	$5,821	$15,318	$8,897
Gross realized gains	68	145	66
Gross realized losses	—	—	4

Investment securities with amortized costs and fair values of $144,361 and $150,620, respectively, at December 31, 2012 and $150,152 and $155,959, respectively, at December 31, 2011, were pledged to secure trust funds, public deposits and for other purposes as required by law.

The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2012	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less:
U.S. Agency securities	$17,019	$17,120	$—	$—
After one year through five years:
U.S. Agency securities	66,908	67,562	—	—
States & political subdivisions	169	172	—	—
After five years through ten years:
States & political subdivisions	2,660	2,913	1,083	1,099
After ten years:
States & political subdivisions	51,017	55,752	—	—

Subtotal	137,773	143,519	1,083	1,099
Mortgage-backed securities	15,962	16,801	14,819	15,675

Total Debt Securities	$153,735	$160,320	$15,902	$16,774

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011 are as follows:

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$3,169	$2	$—	$—	$3,169	$2
Equities	141	9	48	2	189	11

Total	$3,310	$11	$48	$2	$3,358	$13

	Less than twelve months		Twelve months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$13,001	$12	$—	$—	$13,001	$12
States & political subdivisions	489	4	—	—	489	4
Equities	136	29	100	25	236	54

Total	$13,626	$45	$100	$25	$13,726	$70

At December 31, 2012, four securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months. At December 31, 2011, ten securities had unrealized losses for less than twelve months and five securities had been in an unrealized loss position for twelve or more months.

In 2011, the Company recorded other-than-temporary impairment charge of $78 related to the Company’s equity investment portfolio containing stock of financial institutions. Prior to this impairment charge, the decline in value of the securities was recorded as unrealized losses on securities available-for-sale and reflected as a reduction in stockholders’ equity through other comprehensive income. The Company did not record any other-than-temporary impairment charges in 2012 or 2010.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

NOTE 4 — LOANS

Details regarding the Company’s loans are as follows:

December 31,	2012	2011
Loans secured by real estate:
Construction and land development
Residential real estate	$3,231	$5,064
Commercial real estate	17,617	20,541
Secured by 1-4 family residential properties:
Revolving, open-end loans	29,947	30,897
Secured by first liens	194,324	214,198
Secured by junior liens	18,504	21,858
Secured by multi-family properties	15,906	9,626
Secured by non-farm, non-residential properties	199,879	188,334
Commercial and industrial loans to U.S. addressees	56,396	55,482
Loans to individuals for household, familyand other personal expenditures:
Credit card and related plans	3,199	3,242
Other (installment and student loans, etc.)	49,199	49,574
Obligations of states & political subdivisions	22,586	23,110
All other loans	12,742	9,596

Gross Loans	623,530	631,522
Less: Unearned income on loans	—	—

Loans, net of unearned income	$623,530	$631,522

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,280, $3,166 and $4,034 at December 31, 2012, 2011 and 2010, respectively. If interest on those loans had been accrued, such income would have been $143, $227 and $219 for 2012, 2011 and 2010, respectively. Interest income on those loans, which is recorded only when received, amounted to $0, $0 and $104 for 2012, 2011 and 2010, respectively. Also, at December 31, 2012 and 2011, the Bank had loans totaling $457 and $774, respectively, which were past due 90 days or more and still accruing interest.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists of residential and commercial mortgage loans secured by properties primarily located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans
As of December 31, 2012
							Recorded
							Investment
	30-59	60-89	Greater				> 90 Days
	Days	Days	Than 90	Total		Total	and
	Past Due	Past Due	Days	Past Due	Current	Loans	Accruing
Commercial	$23	$49	$304	$376	$91,348	$91,724	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	17,617	17,617	—
Commercial real estate - other	1,448	200	145	1,793	198,086	199,879	—
Consumer:
Consumer - credit card	16	1	25	42	3,157	3,199	25
Consumer - other	74	86	10	170	5,694	5,864	1
Consumer - auto	212	17	11	240	31,944	32,184	8
Student loans - TERI	77	43	19	139	5,749	5,888	—
Student loans - other	119	123	180	422	4,841	5,263	180
Residential:
Residential - prime	2,680	1,198	2,043	5,921	255,991	261,912	243

Total	$4,649	$1,717	$2,737	$9,103	$614,427	$623,530	$457

Age Analysis of Past Due Loans
As of December 31, 2011
							Recorded
							Investment
	30-59	60-89	Greater				> 90 Days
	Days	Days	Than 90	Total		Total	and
	Past Due	Past Due	Days	Past Due	Current	Loans	Accruing
Commercial	$23	$—	$477	$500	$87,688	$88,188	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	20,541	20,541	—
Commercial real estate - other	331	—	602	933	187,401	188,334	11
Consumer:
Consumer - credit card	34	11	6	51	3,191	3,242	6
Consumer - other	28	—	10	38	6,825	6,863	—
Consumer - auto	156	5	24	185	29,889	30,074	3
Student loans - TERI	14	62	61	137	6,117	6,254	—
Student loans - other	243	103	113	459	5,924	6,383	113
Residential:
Residential - prime	2,429	1,155	2,647	6,231	275,412	281,643	641

Total	$3,258	$1,336	$3,940	$8,534	$622,988	$631,522	$774

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to loan delinquency, the level of classified commercial loans, net charge-offs, non-performing loans and the general economic conditions in the Company’s market area.

The Bank utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grades is as follows:

Pass 1 (Minimal Risk - Cash equivalent or exceptional credit)

This classification includes loans which are fully secured by liquid collateral. Examples of such loans include: deposits, life insurance, certificates of deposit and securities.

The borrower demonstrates exceptional credit fundamentals, including stable and predictable profit margins and cash flows, strong liquidity and a conservative balance sheet with superior asset quality. Excellent cash flow coverage of existing and projected debt service. Historic and projected performance indicates borrower is able to meet obligations under almost any economic circumstances. The company has very good, professional management with an excellent track record and good depth in successor management.

Pass 2 (Average Risk)

This classification includes all loans which have no identifiable risk of collection and conform in all aspects to the Bank’s policies and procedures as well as federal and state regulations. Documentation exceptions must be minimal and in the process of correction and not of a type that could subsequently introduce loan loss risk.

Borrower generates sufficient cash flow to fund debt service and some working assets and/or capital expansion needs. Profitability and key balance sheet ratios are at or slightly above peers. Current trends are positive or stable. Earnings are level or above the last two years.

Management has average to good experience with similar business activities and markets. The present venture appears to be well within management’s capacity. Management has depth. Less formal but acceptable succession plan. Limited turnover in key positions.

The industry is relatively established and the borrower is well established within the industry. Over-capacity and competitive forces are consistent with normal business cycles.

Pass 3 (Acceptable Risk)

This classification includes loans with terms and conditions that may deviate from the Bank’s loan policy. Collateral marketability and margins may exceed policy. Significant administration may be required.

Borrower generates sufficient cash flow to fund debt service, but most working asset and all capital expansion needs are provided from external sources. Borrower is able to meet payments. Profitability ratios and key balance sheet ratios are usually close to peers but one or more ratios e.g. leverage may be higher than peer. Earnings may be trending down over the last three years. Borrower may be able to obtain similar financing from other banks with comparable or less favorable terms.

Some management weakness may be evident, primarily in lack of depth. Management may come from unrelated industries or have more limited but acceptable experience. Key management succession may not be clear.

Borrower generally has limited capacity for additional debt. The Borrower has modest but sufficient debt coverage. Loans are protected by collateral. Business may be adversely affected by deteriorating industry conditions, internal operations problems, pending litigation or declining collateral quality. Potential adverse conditions are manageable.

Industry may be transitional or historically volatile or may be trending down. Long-term outlook is acceptable. Firm may be established but not quite as strong or large as the average firm in the industry, or firm may be new in the industry.

Pass 4/Watch

This category can cover many different situations. A typical watch situation is one where a strong or moderately strong borrower suffers business reversals which are not long term but require attention.

The borrower has weaknesses resulting from performance trends or management concerns. The financial condition of the company has taken a negative turn and may be temporarily strained. Borrowers may exhibit excessive growth, declining earnings, strained cash flow, increasing leverage and/or weakening market position that indicate above average risk. Interim losses and/or adverse trends may occur, but not to the level that would affect the Bank’s position. Cash flow may be weak but minimally acceptable.

Loans rated 4 are not considered criticized or classified assets. The rating is effective until the credit is strengthened or the relationship is moved out of the Bank. Therefore, the category does not include loans with undue or unwarranted credit risks that constitute identifiable weaknesses.

Criticized – Other Assets Especially Mentioned (Rated 5)

A “Criticized” (OAEM) classification includes loans which are fundamentally sound, but exhibit potential weaknesses which require corrective action to avoid any future credit risk. Close monitoring by the loan officer is warranted. Assets with this classification do not expose the Bank to sufficient risk to justify an adverse classification.

The following criteria are representative of a Criticized grade:

•	An inadequate loan agreement or an inability to obtain the necessary loan documents or financial statements.

•	Loans for which the loan agreement terms or covenants have been violated or waived.

•	Adverse economic and market conditions which, in the future, may affect the borrower’s repayment ability.

•	An adverse trend in the borrower’s financial condition that has not yet reached the point where the original payment terms are jeopardized.

•	A payment schedule which delays principal amortization.

•	Loans with collateral values where there is little margin between liquidation value and the amount of the loan commitment, or where the collateral has shown evidence of deterioration.

•	Loan officers must work closely with the borrower and explore alternate means to diminish risk. Loans classified OAEM should be considered candidates for management by the Asset Recovery Officer.

Classified – Substandard (Rated 6)

Classified assets include loans with well-defined weaknesses which are inadequately protected by current net worth, repayment capacity, or pledged collateral of the borrower. Loans are classified when they have one or more weaknesses that could jeopardize debt repayment and/or liquidation, primarily resulting in the possibility that the Bank may sustain some loss if the deficiencies are not corrected.

•	A substandard loan may exhibit one or more of the following conditions:

•	Borrower is unable to generate enough cash flow for debt reduction.

•	Primary source of repayment is impaired or no longer available, and the Bank is relying upon the secondary source.

•	Loss does not seem likely, but sufficient problems have arisen to cause the Bank to go to abnormal lengths to protect its position in order to maintain a high probability of repayment.

•	Deterioration in the condition of the collateral or inadequate inspection or verification of value.

•	Documentation flaws leaving the Bank in a subordinated or unsecured position.

•	All substandard loans should be managed by the Asset Recovery Officer.

Doubtful (Rated 7)

An asset classified Doubtful has all weaknesses inherent in the substandard category where collection or liquidation in full is highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, and business restructure plans.

The Bank considers Doubtful to be a temporary classification and will only classify an asset, or portion of an asset, as such when the information is not available to conclude as to classification or more clearly define the potential for loss. All loans classified as Doubtful should be placed on non-accrual status and assigned to the Asset Recovery Officer for supervision.

Loss (Rated 8)

An asset classified Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. All losses should be recognized in the quarter in which they are identified. These loans are to be managed by the Asset Recovery Officer.

Credit Quality Indicators as of December 31, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

		Commercial	Commercial
		Real Estate -	Real Estate -
	Commercial	Construction	Other
Pass/Watch	$90,128	$17,399	$187,114
Criticized	876	218	6,222
Substandard	720	—	6,543

Total	$91,724	$17,617	$199,879

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

					Student	Student
	Residential	Consumer -	Consumer -	Consumer -	Loans -	Loans -
	Real Estate	Credit Card	Other	Auto	TERI	Other
Performing	$259,869	$3,174	$5,854	$32,173	$5,869	$5,083
Non-performing	2,043	25	10	11	19	180

Total	$261,912	$3,199	$5,864	$32,184	$5,888	$5,263

Credit Quality Indicators as of December 31, 2011

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

		Commercial	Commercial
		Real Estate -	Real Estate -
	Commercial	Construction	Other
Pass/Watch	$84,431	$18,036	$172,072
Criticized	2,790	2,505	7,811
Substandard	967	—	8,451

Total	$88,188	$20,541	$188,334

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

					Student	Student
	Residential	Consumer -	Consumer -	Consumer -	Loans -	Loans -
	Real Estate	Credit Card	Other	Auto	TERI	Other
Performing	$278,996	$3,236	$6,853	$30,050	$6,193	$6,270
Non-performing	2,647	6	10	24	61	113

Total	$281,643	$3,242	$6,863	$30,074	$6,254	$6,383

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

Impaired Loans

For the Year Ended December 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$145	$145	$—	$201	$—
Commercial	304	304	—	152	—
Consumer – TERI	19	19	—	48	—
Consumer – other	9	9	—	5	—
Consumer – auto	3	3	—	15	—
Residential real estate	928	928	—	1,152	—
With an allowance recorded:
Commercial real estate – construction	—	—	—	—	—
Commercial real estate – other	2,015	2,015	550	2,104	114
Commercial	351	351	351	351	17
Residential real estate	1,497	1,497	325	1,040	44

Total:	$5,271	$5,271	$1,226	$5,068	$175

Commercial real estate	$2,160	$2,160	$550	$2,305	$114
Commercial	$655	$655	$351	$503	$17
Consumer	$31	$31	$—	$68	$—
Residential real estate	$2,425	$2,425	$325	$2,192	$44

Impaired Loans

For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$591	$591	$—	$390	$—
Commercial	—	—	—	—	—
Consumer – TERI	61	61	—	65	—
Consumer – other	10	10	—	10	—
Consumer – auto	21	21	—	32	—
Residential real estate	806	806	—	1,081	—
With an allowance recorded:
Commercial real estate – construction	—	—	—	—	—
Commercial real estate – other	—	—	—	—	—

Commercial	845	845	443	1,000	28

Residential real estate	1,200	1,200	215	1,057	—
Total:	$3,534	$3,534	$658	$3,635	$28
Commercial real estate	$591	$591	$—	$390	$—
Commercial	$845	$845	$443	$1,000	$28
Consumer	$92	$92	$—	$107	$—
Residential real estate	$2,006	$2,006	$215	$2,138	$—

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

December 31,	2012	2011
Commercial	$304	$477
Commercial real estate:
Commercial real estate construction	—	—
Commercial real estate – other	145	591
Consumer:
Student loans – TERI	19	61
Student loans – other	—	—
Consumer – other	9	10
Consumer – auto	3	21
Residential:
Residential real estate	1,800	2,006

Total	$2,280	$3,166

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2012 is as follows:

		Commercial			Credit
	Commercial	Real Estate	Consumer	Residential	Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(78)	(33)	(235)	(431)	(40)	—	(817)
Recoveries	1	6	57	67	1	—	132
Provision	83	37	268	490	46	—	924

Ending balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950
Ending balance: Individually evaluated for impairment	351	550	—	325	—	—	1,226

Ending balance: Collectively evaluated for impairment	$448	$1,754	$540	$2,656	$326	$—	$5,724

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$91,724	$217,496	$49,199	$261,912	$3,199	$—	$623,530

Ending balance:
Individually evaluated for impairment	655	2,160	31	2,425	—	—	5,271

Ending balance: Collectively evaluated for impairment	$91,069	$215,336	$49,168	$259,487	$3,199	$—	$618,259

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2011 is as follows:

		Commercial			Credit
	Commercial	Real Estate	Consumer	Residential	Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/10	$1,957	$2,067	$1,380	$753	$343	$—	$6,500
Charge-offs	(100)	(663)	(153)	(1,275)	(109)	—	(2,300)
Recoveries	3	18	45	58	6	—	130
Provision	(1,067)	872	(822)	3,319	79	—	2,381

Ending balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Ending balance: Individually evaluated for impairment	443	—	—	215	—	—	658

Ending balance: Collectively evaluated for impairment	$350	$2,294	$450	$2,640	$319	$—	$6,053

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$88,188	$208,875	$49,574	$281,643	$3,242	$—	$631,522

Ending balance:
Individually evaluated for impairment	845	591	92	2,006	—	—	3,534

Ending balance: Collectively evaluated for impairment	$87,343	$208,284	$49,482	$279,637	$3,242	$—	$627,988

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of December 31, 2012 and December 31, 2011; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

December 31, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial	1	$808	$351

There were no troubled debt restructurings that subsequently defaulted during the year ended December 31, 2012.

Modification

December 31, 2011

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial	1	$808	$368

The loan classified as a Troubled Debt Restructuring (TDR), was charged down during 2010 to a balance of $401 and the entire pre-modification balance was split into two notes. The customer is currently paying principal and interest on one note and interest only on the other note. Nonetheless, the loan is fully reserved based on management’s evaluation of both the customer’s ability to maintain their cash flow and the value of the underlying collateral.

Changes in the credit fair value adjustment on specific loans purchased for the year ended December 31, 2012 are as follows:

Credit
	Carrying	Fair Value	Net
	Value	Adjustment	Amount
Commercial Loans:
Balance, December 31, 2011	$211	$211	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	(211)	(211)	—

Balance, December 31, 2012	$—	$—	$—

Changes in the credit fair value adjustment on specific loans purchased for the year ended December 31, 2011 are as follows:

		Credit
	Carrying	Fair Value	Net
	Value	Adjustment	Amount
Commercial Loans:
Balance, December 31, 2010	$229	$229	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	(18)	(18)	—

Balance, December 31, 2011	$211	$211	$—

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

Changes in the allowance for loan and lease losses are as follows:

Years Ended December 31,	2012	2011	2010
Balance at beginning of year	$6,711	$6,500	$6,300
Charge-offs:
Residential real estate mortgages	431	1,275	213
Commercial real estate	33	663	584
Commercial loans	78	100	554
Credit card and related plans	40	109	97
Installment loans	235	153	390

Total charge-offs	817	2,300	1,838

Recoveries:
Residential real estate mortgages	67	58	19
Commercial real estate	6	18	1
Commercial loans	1	3	—
Credit card and related plans	1	6	3
Installment loans	57	45	16

Total recoveries	132	130	39

Net charge-offs	685	2,170	1,799

Provision charged to operations	924	2,381	1,999

Balance at End of Year	$6,950	$6,711	$6,500

Ratio of net charge-offs to average outstanding loans	0.11%	0.35%	0.30%

A comparison of the provision for loan and lease losses for Financial Statement purposes with the allowable bad debt deduction for tax purposes is as follows:

Years Ended December 31,	Book Provision	Tax Deduction
2012	$924	$456
2011	$2,381	$1,999
2010	$1,999	$1,685

The balance of the reserve for bad debts as reported for Federal income tax purposes was $0, $229 and $400 at December 31, 2012, 2011 and 2010, respectively.

NOTE 6 — LOAN SERVICING

The Company generally retains the right to service mortgage loans sold to third parties. The value allocated to the mortgage servicing rights retained has been recognized as a separate asset within other assets and is amortized in proportion to and over the period of estimated net servicing income.

The Company services $113,340 in mortgage loans for Freddie Mac which are not included in the accompanying Consolidated Balance Sheets.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $303 and $374 at December 31, 2012 and 2011, respectively. The balance of the servicing rights was $491 and $388 at December 31, 2012 and 2011, respectively, net of amortization.

The Company has recorded new mortgage servicing rights of $254 and $187 at December 31, 2012 and 2011, respectively. Amortization expense of $147 and $92 was recorded for the years ended December 31, 2012 and 2011, respectively.

Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized value of the rights for each stratum exceeds the fair value.

There was no allowance for impairment recorded at December 31, 2012 or 2011.

NOTE 7 — BANK PREMISES AND EQUIPMENT

December 31,	2012	2011
Land	$4,503	$3,581
Buildings and improvements	20,863	19,309
Furniture and equipment	17,806	17,385

	43,172	40,275
Less: Accumulated depreciation	28,035	27,180

Net Bank Premises and Equipment	$15,137	$13,095

Buildings and improvements are being depreciated over 10 to 39.5 year periods and equipment over 3 to 10 year periods. Depreciation expense amounted to $855 in 2012, $1,050 in 2011 and $1,088 in 2010.

Occupancy expenses were reduced by rental income received in the amount of $42, $108 and $187 in the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 8 — OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure is recorded at the lower of cost or market at the time of acquisition. Any subsequent write-downs are charged against operating expenses. The other real estate owned was $656 and $1,571 as of December 31, 2012 and 2011, respectively.

NOTE 9 — INVESTMENT IN AND LOAN TO, INCOME FROM DIVIDENDS AND EQUITY IN EARNINGS OR LOSSES OF SUBSIDIARY

Penseco Realty, Inc. is a wholly-owned subsidiary of the Bank which owns certain banking premises. Selected financial information is presented below:

Year	Percent of voting stock owned	Total investment and loan	Equity in underlying net assets at balance sheet date	Amount of dividends	Bank’s proportionate part of loss for the period
2012	100%	$3,250	$3,234	None	$—
2011	100%	$3,250	$3,234	None	$—
2010	100%	$3,250	$3,234	None	$—

NOTE 10 — GOODWILL

Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions, as well as other factors, could result in goodwill impairment in future periods. Management has determined that the carrying value of Goodwill was not impaired at December 31, 2012 or December 31, 2011.

NOTE 11 — CASH SURRENDER VALUE OF LIFE INSURANCE

The Company has purchased bank-owned life insurance (BOLI) policies on certain officers. The value of such policies totaled $17,616 and $15,870 at December 31, 2012 and 2011, respectively.

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

NOTE 12 — FEDERAL HOME LOAN BANK STOCK

Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment in order for the Company to participate in a FHLB line of credit program. The Company held FHLB stock of $4,212, $4,953 and $6,082 at December 31, 2012, 2011 and 2010, respectively. The FHLB stock is stated at par value as it is restricted to purchases and sales with the FHLB.

NOTE 13 — OTHER INTANGIBLE ASSETS

Intangible assets include the premium assigned to the core deposit relationships acquired in connection with our acquisition of Old Forge Bank in 2009. The core deposit intangible is being amortized over ten years from the date of acquisition on a sum-of-the-years-digits basis. Amortization expense is expected to be as follows:

2013	$230
2014	193
2015	157
2016	120
2017	83
Thereafter	55

Total	$838

NOTE 14 — DEPOSITS

December 31,	2012	2011
Demand – Non-interest bearing	$151,121	$134,799
Demand – Interest bearing	102,722	85,111
Savings	126,618	120,269
Money markets	166,273	165,611
Time – Over $100,000	81,855	84,828
Time – Other	93,359	129,900

Total Deposits	$721,948	$720,518

Scheduled maturities of time deposits are as follows:

2013	$112,574
2014	31,858
2015	9,680
2016	14,598
2017	5,517
Thereafter	987

Total	$175,214

NOTE 15 — OTHER BORROWED FUNDS

At December 31, 2012 and 2011, other borrowed funds consisted of demand notes to the U.S. Treasury, Federal Reserve Bank overnight borrowings, Federal Home Loan Bank overnight borrowings and repurchase agreements.

Short-term borrowings generally have original maturity dates of thirty days or less.

Investment securities with amortized costs and fair values of $17,608 and $18,400, respectively, at December 31, 2012 and $22,792 and $24,003, respectively, at December 31, 2011, were pledged to secure repurchase agreements.

Year Ended December 31,	2012	2011
Amount outstanding at year end	$8,019	$9,981
Average interest rate at year end	0.10%	0.10%
Maximum amount outstanding at any month end	$21,905	$29,184
Average amount outstanding	$11,484	$20,845
Weighted average interest rate during the year
Federal funds purchased	—	—
Federal Home Loan Bank borrowings	0.36%	0.69%
Securities sold under agreements to repurchase	0.33%	0.40%
Demand notes to U.S. Treasury	—	—

The Company has an available credit facility with the Federal Reserve Bank of Philadelphia in the amount of $12,180, secured by pledged securities with amortized costs and fair values of $12,136 and $12,660, respectively, at December 31, 2012 and $15,751 and $16,479, respectively, at December 31, 2011 and with interest rates of .25% at December 31, 2012 and .25% at December 31, 2011. There is no stated expiration date for the credit facility as long as the Company maintains the pledged securities at the Federal Reserve Bank. There was no outstanding balance as of December 31, 2012 and 2011.

The Company has a $32,187 Borrower in Custody (BIC) line of credit with the Federal Reserve Bank of Philadelphia, secured by commercial loans with an outstanding principal of $42,410 and a collateral value of $32,187 at December 31, 2012. There was no outstanding balance as of December 31, 2012 and 2011.

The Company has the availability of a $5,000 overnight Federal funds line of credit with Atlantic Central Bankers Bank, as well as, a $5,000 overnight Federal funds line of credit with Wells Fargo Bank, National Association and a $19,000 overnight Federal funds line with PNC Bank, National Association. There was no balance outstanding under any of these lines as of December 31, 2012 and 2011.

The Company maintains a collateralized maximum borrowing capacity of $229,397 with the Federal Home Loan Bank of Pittsburgh. There was a balance of $45,397 outstanding as of December 31, 2012.

NOTE 16 — LONG-TERM DEBT

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at December 31, 2012 is as follows:

Monthly Installment	Fixed Rate	Floating Rate	Maturity Date	Balance
Amortizing loans
$ 90	3.10%		02/28/13	$179
430	3.74%		03/13/13	1,282
18	2.66%		08/28/14	348
67	3.44%		03/02/15	1,678
13	3.48%		03/31/15	348
10	3.83%		04/02/18	581
186	4.69%		03/13/23	18,181

Total amortizing				22,597

Non-amortizing loans
	3.49%		02/28/13	7,000
	2.36%		09/22/17	6,500
		1.88%	12/02/19	3,000
		1.52%	12/19/19	6,300

Total non-amortizing				22,800

Total long-term debt				$45,397

Aggregate maturities of long-term debt at December 31, 2012 are as follows:

December 31,	Principal
2013	$11,094
2014	2,670
2015	1,836
2016	1,740
2017	8,323
Thereafter	19,734

Total	$45,397

NOTE 17 — BENEFIT PLANS

The Company provides an Employee Stock Ownership Plan (ESOP), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan (currently frozen), an unfunded supplemental executive defined benefit plan (currently frozen), a supplemental executive defined contribution plan, non-qualified supplemental executive retirement plans (SERP), a Postretirement Life Insurance Plan, a Stock Appreciation Rights Plan (SAR), and a Long-Term Incentive Plan.

Under the ESOP, amounts voted by our board of directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

At December 31, 2012 and 2011, the ESOP held 75,259 and 76,313 shares, respectively, of the Company’s stock, all of which were allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company’s stock. The Company contributed $105, $0 and $90 to the ESOP plan during the years ended December 31, 2012, 2011 and 2010, respectively.

Under the Retirement Profit Sharing Plan, amounts approved by the board of directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Effective July 1, 2008, the Retirement Profit Sharing Plan became a 401(k) Deferred Compensation and Profit Sharing Plan for eligible employees. Eligible employees may elect deferrals of up to the maximum amounts permitted by law. The Bank’s contributions included a Safe Harbor contribution of $306, $284 and $278, during the years ended December 31, 2012, 2011 and 2010, respectively, and a discretionary match of $221, $209 and $207 during the years ended December 31, 2012, 2011 and 2010, respectively, equal to one-half of employee deferrals, up to a maximum match of 3%.

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

The Company has SERPs for the benefit of certain officers of the Company. At December 31, 2012 and 2011, other liabilities include $213 and $263 accrued under the Plans.

Compensation expense includes approximately $77, $34 and $39 relating to these supplemental executive retirement plans for the years ended December 31, 2012, 2011 and 2010, respectively.

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011*
Change in benefit obligation:
Benefit obligation, beginning	$14,450	$12,995	$3,004	$2,581
Service cost	—	—	48	43
Interest cost	673	700	139	147
Amendments	—	—	—	—
Change in experience	88	33	4	51
Change in assumptions	978	1,316	145	201
Actuarial (gain) loss	—	—	—	2
Benefits paid	(683)	(594)	(147)	(21)

Benefit obligation, ending	15,506	14,450	3,193	3,004

Change in plan assets:
Fair value of plan assets, beginning	11,026	10,923	—	—
Actual return on plan assets	637	697	—	—
Employer contributions	363	—	—	—
Benefits paid	(683)	(594)	—	—

Fair value of plan assets, ending	11,343	11,026	—	—

Funded status at end of year	$(4,163)	$(3,424)	$(3,193)	$(3,004)

Amounts recognized in the balance sheet consist of:
	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011*
Non Current Assets	$1,415	$1,164	$997	$993
Non Current Liabilities	$4,163	$3,424	$3,193	$3,004

Amounts recognized in the accumulated other comprehensive income consist of:
Prior service costs	$—	$—	$—	$1
Net actuarial loss (gain)	739	1,351	185	148
Deferred taxes	(251)	(459)	(63)	(53)

Net amount recognized	$488	$892	$122	$96

The accumulated benefit obligation for all defined benefit pension plans was $15,506 and $14,450 at December 31, 2012 and 2011, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2012	2011
Projected benefit obligation	$5	$5
Accumulated benefit obligation	5	5
Fair value of plan assets	—	—

Components of net periodic pension cost and other amounts recognized in other comprehensive income:

	Pension Benefits
Years Ended December 31,	2012	2011	2010
Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	673	700	709
Expected return on plan assets	(809)	(903)	(880)
Amortization of prior service cost	—	—	—
Amortization of unrecognized net loss	136	82	57
Curtailment loss	—	—	—

Net periodic pension cost	$—	$(121)	$(114)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	739	1,351	734
Prior service cost	—	—	—
Deferred tax	(251)	(459)	(250)

Total recognized in other comprehensive income	488	892	484

Total recognized in net period pension cost and other comprehensive income	$488	$771	$370

	Other Benefits
Years Ended December 31,	2012	2011*	2010*
Components of net periodic pension cost:
Service cost	$48	$43	$36
Interest cost	139	147	137
Amortization of prior service cost	—	7	6
Amortization of unrecognized net gain	111	105	93

Net periodic other benefit cost	298	302	272

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	185	148	(140)
Prior service cost	—	8	42
Amortization of prior service cost	—	(7)	(7)
Deferred tax	(63)	(53)	50

Total recognized in other comprehensive income	122	96	(55)

Total recognized in net period pension cost and other comprehensive income	$420	$398	$217

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $129. The estimated net loss for the defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $5.

Weighted-average assumptions used to determine benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011
Discount rate	4.25%	4.75%	4.25%	4.75%
Expected long-term return on plan assets	7.50%	8.50%	—	—
Rate of compensation increase	—	—	3.00%	3.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

Plan Assets at December 31,	2012	2011
Asset Category
Equity securities	56.2%	54.7%
Corporate bonds	18.9	21.1
U.S. Government securities	21.2	22.7
Cash and cash equivalents	3.7	1.5

	100.0%	100.0%

Fair Value Measurement at December 31, 2012

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Observable Inputs (Level II)	Significant Observable Inputs (Level III)
Cash	$419	$419	$—	$—
Equity securities:
U.S. large cap	6,068	6,068	—	—
International	307	307	—	—
Fixed income securities:
U.S. Treasuries	1,024	—	1,024	—
U.S. Government Agencies	1,380	—	1,380	—
Corporate bonds	2,145	—	2,145	—

Total	$11,343	$6,794	$4,549	$—

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

There is no Company stock included in equity securities at December 31, 2012 or 2011.

Contributions

The Company expects to contribute $167 to the Employees’ Pension Plan in 2013. The Company expects to contribute $295 to its Postretirement Life Insurance Plan in 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:

	Pension Benefits	Other Benefits
2013	$725	$160
2014	733	181
2015	783	195
2016	794	211
2017	808	237
2018-2022	4,387	1,265

NOTE 18 — STOCK APPRECIATION RIGHTS AND STOCK AWARDS

The Company granted 10,000 stock appreciation rights (SARs) to an executive on January 3, 2006 at a strike price of $43.00 per share. The rights were fully vested as of January 2, 2011 and are expected to be settled in cash when exercised. The current assumptions in calculating the vesting rights fair value used an expected volatility of 14.55%, expected annual dividend yield of 4.54%, a risk-free interest rate of 0.72%, and an expected term of 0.5 years. The Company also granted 8,500 SARs to an executive on February 29, 2008 at a strike price of $37.50 per share. The rights vest on a straight-line basis over a five year period and are expected to be settled in cash when exercised. The grant date fair value was computed assuming expected volatility of 22.21%, expected annual dividend yield of 4.00%, a risk-free interest rate of 3.53%, and expected term of 7.50 years. The Company calculates the value of the vested rights using the Black-Scholes method and has recorded an expense of $2 in 2012 and $(2) in 2011.

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

There are 107,400 shares of the Company’s common stock available for grant as awards pursuant to the 2008 plan, including existing awards.

The 2008 plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There were awards of restricted stock in the amount of $300, $55 and $0, during the years ended December 31, 2012, 2011 and 2010, respectively.

	Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2012	—	$—
Granted	7,731	38.80
Vested	—	—
Forfeited	—	—

Nonvested, December 31, 2012	7,731	$38.80

Restricted stock granted to officers vest after five years. The weighted average period over which these expenses will be recognized is approximately five years.

The Company began to expense the fair value of all-share based compensation over the requisite service periods commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. The Company classifies share-based compensation for employees within “salaries and employee benefits” on the Consolidated Statements of Income.

The Company recognized $40 of compensation expense for stock awards granted in the year ended December 31, 2012. As of December 31, 2012, the Company had $260 of unrecognized compensation expense associated with restricted stock awards.

NOTE 19 — INCOME TAXES

The total income taxes in the Statements of Income are as follows:

Years Ended December 31,	2012	2011*	2010*
Currently payable	$2,705	$2,817	$2,630
Deferred provision	353	217	657

Total	$3,058	$3,034	$3,287

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Statements of Income is as follows:

Years Ended December 31,	2012	2011*	2010*
Tax at statutory rate	$4,640	$4,612	$5,050
Reduction for non-taxable interest	(1,649)	(1,717)	(1,886)
Other additions	67	139	123

Applicable Income Taxes	$3,058	$3,034	$3,287

The components of the deferred income tax provision, which result from temporary differences, are as follows:

Years Ended December 31,	2012	2011*	2010*
Accretion of discount on bonds	$21	$19	$9
Pension expense	123	—	—
Accelerated depreciation	(20)	59	(51)
Supplemental benefit plans	17	(27)	(8)
Allowance for loan and lease losses	(159)	(130)	(107)
Purchase accounting accretion, net	276	496	794
Other-than-temporary impairment loss	24	10	103
Alternative minimum tax	172	(90)	(3)
Post-retirement benefits	(101)	(120)	(80)

Total	$353	$217	$657

The significant components of deferred tax assets and liabilities are as follows:

December 31,	2012	2011*
Deferred tax assets:
Allowance for loan and lease losses	$2,363	$2,204
Accrued pension costs	1,415	1,164
Accrued supplemental benefit plans	72	89
Purchase accounting	61	337
Other-than-temporary impairment loss	131	154
AMT	—	172
Post-retirement benefits	997	896

Total Deferred Tax Assets	5,039	5,016

Deferred tax liabilities:
Unrealized securities gains	2,331	2,022
Accumulated accretion	59	38
Accumulated depreciation	479	498

Total Deferred Tax Liabilities	2,869	2,558

Net Deferred Tax Assets	$2,170	$2,458

*	- as restated see Note 28

In management’s opinion, the deferred tax assets are realizable in as much as there is a history of strong earnings and a carryback potential greater than the deferred tax assets. Management is not aware of any evidence that would preclude the realization of the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was ($290), ($278) and ($2,118) at December 31, 2012, 2011 and 2010, respectively.

Changes in each component of accumulated other comprehensive income for years ended December 31, 2012, 2011 and 2010 were as follows:

	Unrealized
	Gains on	Defined
	Investment	Benefit
	Securities	Plans*	Total
Balance, December 31, 2011	$3,926	$(4,204)	$(278)
Current period change	598	(610)	(12)

Balance, December 31, 2012	$4,524	$(4,814)	$(290)

Balance, December 31, 2010	$1,098	$(3,216)	$(2,118)
Current period change	2,828	(988)	1,840

Balance, December 31, 2011	$3,926	$(4,204)	$(278)

Balance, December 31, 2009	$2,293	$(2,791)	$(498)
Current period change	(1,195)	(425)	(1,620)

Balance, December 31, 2010	$1,098	$(3,216)	$(2,118)

*	- as restated see Note 28

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the years ended December 31, 2012, 2011 and 2010 is as follows:

		Tax	Net-of-
	Pre-Tax	(Expense)	Tax
2012	Amount	Benefit	Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the year	$1,223	$(416)	$807
Reclassification adjustment for gains recognized in net income	317	(108)	209

Net unrealized gains	906	(308)	598
Change in funded status of employee benefit plans	(924)	314	(610)

Other Comprehensive Income	$(18)	$6	$(12)

		Tax	Net-of-
	Pre-Tax	(Expense)	Tax
2011*	Amount	Benefit	Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the year	$4,873	$(1,657)	$3,216
Reclassification adjustment for gains recognized in net income	666	(226)	440
Recognition of other-than-temporary impairment losses	(78)	26	(52)

Net unrealized gains	4,285	(1,457)	2,828
Change in funded status of employee benefit plans	(1,497)	509	(988)

Other Comprehensive Income	$2,788	$(948)	$1,840

		Tax	Net-of-
	Pre-Tax	(Expense)	Tax
2010*	Amount	Benefit	Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the year	$(1,265)	$430	$(835)
Reclassification adjustment for gains recognized in net income	546	(186)	360

Net unrealized losses	(1,811)	616	(1,195)
Change in funded status of employee benefit plans	(644)	219	(425)

Other Comprehensive Income	$(2,455)	$835	$(1,620)

*	- as restated see Note 28

NOTE 21 — COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to Extend Credit

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

Financial instruments whose contract amounts represent credit risk at December 31, 2012 and 2011 are as follows:

	2012	2011
Commitments to extend credit:
Fixed rate	$67,094	$57,414
Variable rate	$107,823	$114,235
Standby letters of credit	$14,440	$19,054

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

Legal Proceedings

Various actions and proceedings are presently pending to which the Company is a party. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position of the Company.

Post-retirement Life Insurance Benefit

In 1995, the Company established a post-retirement life insurance benefit equal to three times the employees’ salary at retirement for all employees employed with the Company at July 1, 1995. Employees hired by the Company after July 1, 1995, received a post-retirement life insurance benefit equal to $50,000 at retirement, then decreasing to $5,000 by age 75. In June of this year, the Company amended the post-retirement life insurance benefit for all active employees, regardless of hire date, to a benefit of $50,000 at retirement, then decreasing by $5,000 a year to $5,000 at age 75. Since the product offered is term life insurance, the Company is exposed to increasing costs in future years.

The Company is evaluating various options to reduce or settle its obligation for benefits, to the current retiree group only. One option under consideration is a plan offered by an insurance company, as to this current retiree group, whereby the Company would enter into an agreement with the insurance company to transfer all risk and obligation for the benefits payable as to the current retiree group in exchange for a one-time fixed payment by the Company.

The agreement would require a one-time payment to the insurance company, estimated to be $4.1 million. There would be no further cost to the Company as to the current retirees, after this payment. The Company would recognize a settlement charge, net of tax, of approximately $1.6 million in the period in which it occurs.

NOTE 22 — FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis are summarized as follows:

December 31, 2012	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$84,682	$—	$84,682
Mortgage-backed securities:
Residential	—	16,801	—	16,801
States & political subdivisions:
Bank qualified tax exempt	—	58,837	—	58,837
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,071	—	—	1,071

Total securities available-for-sale	$1,071	$160,320	$—	$161,391

December 31, 2011	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$77,985	$—	$77,985
Mortgage-backed securities:
Residential	—	22,166	—	22,166
States & political subdivisions:
Bank qualified tax exempt	—	65,388	—	65,388
Corporate securities:
Aaa credit rating	—	1,004	—	1,004
Equity securities:
Financial services industry	943	—	—	943

Total securities available-for-sale	$943	$166,543	$—	$167,486

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2012.

Impaired Loans

At December 31, 2012 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $5,271 were reduced by a specific valuation allowance allocation totaling $1,226, to a total reported fair value of $4,045 based on collateral valuations utilizing Level III valuation inputs.

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

Preferred Stock

Preferred stock consists of an investment in Senior Housing Crime Prevention Foundation Investment Corporation, an entity which supports Community Reinvestment Act initiatives.

Certain assets measured at fair value on a non-recurring basis as of December 31, 2012 is as follows:

Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Total
Assets:
Core deposit intangible	$—	$—	$838	$838
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,045	4,045
Federal Home Loan Bank stock	—	—	4,212	4,212
Other real-estate owned	—	656	—	656
Preferred stock	—	—	660	660

Total non-financial assets	$—	$656	$36,153	$36,809

Certain assets measured at fair value on a non-recurring basis as of December 31, 2011 is as follows:

Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Total
Assets:
Core deposit intangible	$—	$—	$1,106	$1,106
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	2,876	2,876
Federal Home Loan Bank stock	—	—	4,953	4,953
Other real-estate owned	—	1,571	—	1,571

Total non-financial assets	$—	$1,571	$35,333	$36,904

A reconciliation of items in Level III for the year ended December 31, 2012 is as follows:

	Core Deposit Intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$—	$35,333
Amortization of core deposit intangible	(268)	—	—	—	—	(268)
Increase in impaired loans	—	—	3,895	—	—	3,895
Decrease in impaired loans	—	—	(1,661)	—	—	(1,661)
Payments received	—	—	(1,065)	(1,581)	—	(2,646)
Purchases	—	—	—	840	660	1,500

Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153

A reconciliation of items in Level III for the year ended December 31, 2011 is as follows:

	Core Deposit Intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Total
Balance, December 31, 2010	$1,410	$26,398	$3,078	$6,082	$36,968
Amortization of core deposit intangible	(304)	—	—	—	(304)
Increase in impaired loans	—	—	2,586	—	2,586
Decrease in impaired loans	—	—	(2,178)	—	(2,178)
Payments received	—	—	(610)	(1,129)	(1,739)

Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$35,333

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2012 and December 31, 2011 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments are as follows:

	December 31, 2012
	Carrying				Total Fair
	Value	Level 1	Level 2	Level 3	Value
Cash and cash equivalents	$47,844	$47,844	$—	$—	$47,844
Investment securities held-to-maturity	15,902	—	16,774	—	16,774
Loans, net	616,580	—	—	627,712	627,712
Bank owned life insurance	17,616	—	17,616	—	17,616
Demand deposits	546,734	—	546,734	—	546,734
Time deposits	175,214	—	178,037	—	178,037
Short-term borrowings	8,019	—	8,019	—	8,019
Long-term borrowings	45,397	—	48,625	—	48,625

Standby Letters of Credit	$(144)	$—	$—	$(144)	$(144)

	December 31, 2011
	Carrying				Total Fair
	Value	Level 1	Level 2	Level 3	Value
Cash and cash equivalents	$34,480	$34,480	$—	$—	$34,480
Investment securities held-to-maturity	23,722	—	24,969	—	24,969
Loans, net	624,811	—	—	637,976	637,976
Bank owned life insurance	15,870	—	15,870	—	15,870
Demand deposits	505,790	—	505,790	—	505,790
Time deposits	214,728	—	218,163	—	218,163
Short-term borrowings	9,981	—	9,981	—	9,981
Long-term borrowings	58,220	—	62,125	—	62,125

Standby Letters of Credit	$(191)	$—	$—	$(191)	$(191)

NOTE 23 — OPERATING LEASES

The Company leases the land upon which the Mount Pocono Office was built and the land upon which a drive-up ATM was built on Meadow Avenue, Scranton. The Company also leases space at a location which is being used as a remote banking facility. Rental expense was $103 in 2012, $98 in 2011 and $94 in 2010. All leases contain renewal options. The Mount Pocono and the Meadow Avenue leases contain the right of first refusal for the purchase of the properties and provisions for annual rent adjustments based upon the Consumer Price Index.

Future minimum rental commitments under these leases at December 31, 2012 are as follows:

	Mount	Meadow
	Pocono	Avenue	Total
2013	$69	$25	$94
2014	69	25	94
2015	69	25	94
2016	29	17	46
2017 and beyond	—	—	—

Total minimum payments required	$236	$92	$328

NOTE 24 — LOANS TO DIRECTORS, PRINCIPAL OFFICERS AND RELATED PARTIES

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal equity holders (commonly referred to as related parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than the normal risk of collectability or present other unfavorable features. A summary of loans to directors, principal officers and related parties is as follows:

Years Ended December 31,	2012	2011
Beginning Balance	$10,611	$12,235
Additions	1,549	908
Reclassifications	(654)	(1,699)
Collections	1,425	(833)

Ending Balance	$10,081	$10,611

In addition to the loan amounts shown above, at December 31, 2012, the Bank had outstanding standby letters of credit for the accounts of related parties in the amount of $7,239.

NOTE 25 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of December 31, 2012, the Company and Bank have capital levels that are in excess of the minimum capital level ratios required.

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

Actual				Regulatory Requirements
				For Capital						To Be
				Adequacy Purposes						“Well Capitalized”
As of December 31, 2012	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$109,978	17.96%	>		$48,994		>	8.0%	>	N/A	>	N/A
PSB (Bank)	$106,135	17.35%	>		$48,934		>	8.0%	>	$61,167	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$102,906	16.80%	>		$24,497		>	4.0%	>	N/A	>	N/A
PSB (Bank)	$99,185	16.22%	>		$24,467		>	4.0%	>	$36,700	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$102,906	11.50%	>	$		*	>	*	>	N/A	>	N/A
PSB (Bank)	$99,185	11.14%	>	$		*	>	*	>	$44,526	>	5.0%

PFSC - *3.0% ($26,850), 4.0% ($35,799) or 5.0% ($44,749) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,716), 4.0% ($35,621) or 5.0% ($44,526) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital						To Be
				Adequacy Purposes						“Well Capitalized”
As of December 31, 2011*	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$104,401	16.87%	>		$49,502		>	8.0%	>	N/A	>	N/A
PSB (Bank)	$100,745	16.30%	>		$49,456		>	8.0%	>	$61,820	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$97,585	15.77%	>		$24,751		>	4.0%	>	N/A	>	N/A
PSB (Bank)	$94,034	15.21%	>		$24,728		>	4.0%	>	$37,092	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$97,585	10.82%	>	$		*	>	*	>	N/A	>	N/A
PSB (Bank)	$94,034	10.48%	>	$		*	>	*	>	$44,872	>	5.0%

PFSC - *3.0% ($27,051), 4.0% ($36,068) or 5.0% ($45,085) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,923), 4.0% ($35,898) or 5.0% ($44,872) depending on the bank’s CAMELS Rating and other regulatory risk factors.

*	- as restated see Note 28

NOTE 26 — PENSECO FINANCIAL SERVICES CORPORATION (PARENT CORPORATION)

The condensed Company-only information follows:

BALANCE SHEETS

December 31,	2012	2011*
Cash	$10	$21
Interest bearing balances with banks	2,775	2,763

Cash and Cash Equivalents	2,785	2,784
Investment in bank subsidiary	128,679	123,681
Equity investments	1,039	911
Other assets	61	100

Total Assets	$132,564	$127,476

Total Liabilities	$118	$143
Total Stockholders’ Equity	132,446	127,333

Total Liabilities and Stockholders’ Equity	$132,564	$127,476

STATEMENTS OF INCOME

Years Ended December 31,	2012	2011*	2010*
Dividends from bank subsidiary	$5,504	$5,504	$5,504
Dividends on investment securities	51	35	31
Interest on balances with banks	6	8	7
Impairment losses on investment securities	—	(78)	—
Gain on sale of equities	136	459	462

Total income	5,697	5,928	6,004
Other non-interest expense	47	46	17
Provision for income taxes	59	154	173

Net income before undistributed earnings of bank subsidiary	5,591	5,728	5,814
Undistributed earnings of bank subsidiary	4,998	4,803	5,752

Net Income	$10,589	$10,531	$11,566

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011*	2010*
Operating Activities:
Net income	$10,589	$10,531	$11,566
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	36	10	104
Gain on sale of equities	(136)	(459)	(462)
Other-than-temporary impairment loss	—	78	—
Equity in undistributed net income of bank subsidiary	(4,998)	(4,803)	(5,752)
Decrease (increase) in other assets	—	1	(2)
(Decrease) increase in other liabilities	(28)	141	70

Net cash provided by operating activities	5,463	5,499	5,524

Investing Activities:
Purchase of equity investments	(103)	(300)	(361)
Proceeds from sales of equity securities	145	467	707

Net cash provided by investing activities	42	167	346

Financing Activities:
Cash dividends paid	(5,504)	(5,504)	(5,504)

Net cash used by financing activities	(5,504)	(5,504)	(5,504)

Net increase in cash and cash equivalents	1	162	366
Cash and cash equivalents at January 1	2,784	2,622	2,256

Cash and cash equivalents at December 31	$2,785	$2,784	$2,622

*	- as restated see Note 28

NOTE 27 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Interest Income	$8,187	$8,073	$8,010	$7,959
Provision for Loan and Lease Losses	192	114	471	147
Non-Interest Income	2,894	2,622	3,114	2,811
Non-Interest Expenses and Taxes	8,159	7,982	8,101	7,915
Net Income	2,730	2,599	2,552	2,708
Earnings Per Share	$.84	$.79	$.78	$.82

2011*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Interest Income	$8,143	$8,027	$8,118	$8,080
Provision for Loan and Lease Losses	369	899	445	668
Non-Interest Income	3,304	3,055	3,552	2,708
Non-Interest Expenses and Taxes	8,352	7,621	8,451	7,651
Net Income	2,726	2,562	2,774	2,469
Earnings Per Share	$.83	$.78	$.85	$.75

*	- as restated see Note 28

NOTE 28 — RESTATEMENT

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

As of December 31, 2009, an increase in other liabilities (postretirement liability) of $2,080 and an increase in other assets (deferred taxes) of $707 resulted in a net decrease to Stockholders’ Equity of $1,373, from $117,397 to $116,024.

For the year ended December 31, 2011, an increase of $264 in salaries and employee benefits expense and a decrease of $90 in applicable income taxes, or a net reduction in net income of $174 from $10,705 to $10,531 or approximately $0.06 per share. Comprehensive income also was reduced by $211, from $12,582 to $12,371.

For the year ended December 31, 2010, an increase of $236 in salaries and employee benefits expense and a decrease of $80 in applicable income taxes, or a net reduction in net income of $156 from $11,722 to $11,566 or approximately $0.05 per share. Comprehensive income also was reduced by $83, from $10,029 to $9,946.

MMQ
McGrail Merkel Quinn & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Francis J. Merkel, CPA
Joseph J. Quinn, CPA/ABV, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Penseco Financial Services Corporation

We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penseco Financial Services Corporation and subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of Penseco Financial Services Corporation and subsidiary’s internal control over financial reporting.

/S/ McGrail Merkel Quinn & Associates, P.C.

Scranton, Pennsylvania

March 14, 2013

An Independently Owned Member McGladrey Alliance / McGladrey

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510    570 961-0345 Fax: 570 961-8650

www.mmq.com

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 2012 or 2011.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The Company continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments, and internal and external audit and regulatory recommendations. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Finance Division Head, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by McGrail Merkel Quinn & Associates, P.C., an independent registered public accounting firm, as stated in their report appearing on the following page.

MMQ McGrail Merkel Quinn & Associates, P.C. CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Francis J. Merkel, CPA Joseph J. Quinn, CPA/ABV, CVA Daniel J. Gerrity, CPA Mary Ann E. Novak, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Penseco Financial Services Corporation

We have audited Penseco Financial Services Corporation and subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penseco Financial Services Corporation and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An Independently Owned Member McGladrey Alliance / McGladrey

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510    570 961-0345 Fax: 570 961-8650

www.mmq.com

In our opinion, Penseco Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Penseco Financial Services Corporation and subsidiary and our report dated March 14, 2013 expressed an unqualified opinion.

/S/ McGrail Merkel Quinn & Associates, P.C.

Scranton, Pennsylvania

March 14, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the information contained under the headings “Proposal 1–Election of Directors: Class of 2017,” “Management,” “Other Information Relating to Directors and Executive Officers–Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance–Code of Ethics” and “Corporate Governance–Committees of the Board of Directors” within the Definitive Proxy Statement to be filed with SEC relating to the Company’s Annual Meeting of Shareholders, to be held May 7, 2013, referred to as the “Proxy Statement.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information contained under the headings “Executive Compensation,” “Corporate Governance–Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report” and “Other Information Relating to Directors and Executive Officers–Compensation and Benefits Committee Interlocks and Insider Participants” within the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” within the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the information contained under the headings “Other Information Relating to Directors and Executive Officers–Certain Relationships and Related Transactions” and “Proposal 1–Election of Directors: Class of 2017” within the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the information contained under the heading “Proposal 3–Ratification of Independent Registered Public Accounting Firm” within the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements – The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

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

3.1.2

Articles of Amendment to the Articles of Incorporation of Penseco Financial Services Corporation, dated March 10, 2011 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s annual report on Form 10-K filed with the SEC on

March 14, 2011).

3.1.3	Articles of Amendment to the Articles of Incorporation of Penseco Financial Services Corporation, dated February 23, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on February 27, 2012).

3.1.4	Articles of Amendment to the Articles of Incorporation of Penseco Financial Services Corporation, dated May 7, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on May 7, 2012).

3.2.1	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K filed with the SEC on February 27, 2012).

3.2.2

Amendment to Amended and Restated Bylaws of Penseco Financial Services Corporation, effective May 7, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K filed with the SEC on

May 7, 2012).

4.1	The Registrant will furnish to the SEC upon request copies of the instruments defining the rights of the Federal Home Loan Bank of Pittsburgh with respect to the Registrant’s long-term debt.

10.1*	Penseco Financial Services Corporation 2008 Long Term Incentive Plan (incorporated herein by reference to Annex A of the Registrant’s proxy statement on Schedule 14A filed with the SEC on March 17, 2008).

Exhibit No.	Description

10.2*	Form of Restricted Stock or Restricted Stock Unit Award Agreement (incorporated herein by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on May 17, 2010).

10.3*	Form of Stock Option and/or Appreciation Right Award Agreement (incorporated herein by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on May 17, 2010).

10.4*	Form of Performance Award Agreement (incorporated herein by reference to the Registrant’s registration statement on Form S-8 filed with the SEC on May 17, 2010).

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

March 14, 2011).

10.9*	Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011).

10.10*	Stock Appreciation Rights Agreement by and between Penseco Financial Services Corporation and Craig W. Best dated as of January 3, 2006, filed herewith.

10.11*	Separation Agreement by and between Penn Security Bank and Trust Company and Stanley Cohen (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.12*	Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012).

10.13*	Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012).

21.1	List of Subsidiaries of the registrant, filed herewith.

23.1	Consent of McGrail Merkel Quinn & Associates, P.C. relating to the financial statement of the Registrant, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant, filed herewith.

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant, filed herewith.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	- Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2013.

By:	/s/ Craig W. Best
Craig W. Best
President and CEO

By:	/s/ Patrick Scanlon
Patrick Scanlon
Senior Vice President, Finance Division Head

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

By:	/s/ Craig W. Best	By:	/s/ Robert W. Naismith
	Craig W. Best		Robert W. Naismith, Ph.D.
	President and CEO		Director

By:	/s/ Joseph G. Cesare	By:	/s/ James B. Nicholas
	Joseph G. Cesare, M.D.		James B. Nicholas
	Director		Director

By:	/s/ Richard E. Grimm	By:	/s/ Emily S. Perry
	Richard E. Grimm		Emily S. Perry
	Director		Director

By:	/s/ D. William Hume	By:	/s/ Sandra C. Phillips
	D. William Hume		Sandra C. Phillips
	Director, Chairman of the Board		Director

By:	/s/ James G. Keisling	By:	/s/ Steven L. Weinberger
	James G. Keisling		Steven L. Weinberger
	Director, Chairman of the Board		Director

By:	/s/ P. Frank Kozik
P. Frank Kozik
Director

EXHIBIT INDEX

Exhibit No.	Description

10.10*	Stock Appreciation Rights Agreement by and between Penseco Financial Services Corporation and Craig W. Best dated as of January 3, 2006, as filed with the SEC on March 16, 2006 as Exhibit 10 to the Annual Report on Form 10-K for the Year Ended December 31, 2005.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of McGrail Merkel Quinn & Associates, P.C. relating to the financial statement of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant, filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant, filed herewith.

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase