Form 10-Q
period 2013-03-31
PENSECO FINANCIAL SERVICES CORP
filed 2013-05-09
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on May 1, 2013 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$10,321	$15,581
Interest bearing balances with banks	42,945	32,263
Federal funds sold	—	—

Cash and Cash Equivalents	53,266	47,844
Investment securities:
Available-for-sale, at fair value	157,047	161,391
Held-to-maturity (fair value of $15,944 and $16,774, respectively)	15,201	15,902

Total Investment Securities	172,248	177,293
Loans, net of unearned income	636,283	623,530
Less: Allowance for loan and lease losses	7,110	6,950

Loans, Net	629,173	616,580
Bank premises and equipment	14,984	15,137
Other real estate owned	713	656
Accrued interest receivable	2,844	2,862
Goodwill	26,398	26,398
Bank owned life insurance	17,735	17,616
Federal Home Loan Bank stock	3,593	4,212
Other assets	8,834	9,444

Total Assets	$929,788	$918,042

LIABILITIES
Deposits:
Non-interest bearing	$144,128	$151,121
Interest bearing	597,209	570,827

Total Deposits	741,337	721,948
Other borrowed funds:
Securities sold under agreements to repurchase	8,011	8,019
Short-term borrowings	—	—
Long-term borrowings	36,287	45,397
Accrued interest payable	544	716
Other liabilities	10,384	9,516

Total Liabilities	796,563	785,596

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,920	48,905
Retained earnings	84,943	83,798
Accumulated other comprehensive income	(671)	(290)

Total Stockholders’ Equity	133,225	132,446

Total Liabilities and Stockholders’ Equity	$929,788	$918,042

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012*
INTEREST INCOME
Interest and fees on loans and leases	$7,787	$8,287
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	439	639
States & political subdivisions	623	715
Other securities	19	16
Interest on Federal funds sold	—	—
Interest on balances with banks	22	11

Total Interest Income	8,890	9,668

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	265	312
Interest on other deposits	406	644
Interest on other borrowed funds	362	525

Total Interest Expense	1,033	1,481

Net Interest Income	7,857	8,187
Provision for loan and lease losses	300	192

Net Interest Income After Provision for Loan and Lease Losses	7,557	7,995

NON-INTEREST INCOME
Trust department income	391	362
Service charges on deposit accounts	467	459
Merchant transaction income	1,031	1,207
Brokerage fee income	90	57
Other fee income	401	403
Bank-owned life insurance income	119	118
Other operating income	226	241
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	101	47

Total Non-Interest Income	2,826	2,894

NON-INTEREST EXPENSES
Salaries and employee benefits	3,583	3,715
Premises and equipment	801	837
Merchant transaction expenses	625	731
FDIC insurance assessments	118	110
Other operating expenses	1,998	1,948

Total Non-Interest Expenses	7,125	7,341

Income before income taxes	3,258	3,548
Applicable income taxes	737	818

Net Income	$2,521	$2,730

Weighted average shares outstanding - Basic	3,276,079	3,276,079
Weighted average shares outstanding - Diluted	3,277,303	3,276,079
Earnings per Common Share - Basic	$0.77	$0.83
Earnings per Common Share - Diluted	$0.77	$0.83
Cash Dividends Declared Per Common Share	$0.42	$0.42
*—as restated see Note 17

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012*
Net Income	$2,521	$2,730

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(314)	103
Less: reclassification adjustment for gains (losses) included in net income	67	31

Other comprehensive income	(381)	72

Comprehensive Income	$2,140	$2,802

*—as restated see Note 17

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2011*	$33	$48,865	$78,713	$(278)	$127,333
Net income*	—	—	2,730	—	2,730
Other comprehensive income				72	72
Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, March 31, 2012*	$33	$48,865	$80,067	$(206)	$128,759

Balance, December 31, 2012	$33	$48,905	$83,798	$(290)	$132,446
Stock-based compensation		15			15
Net income	—	—	2,521	—	2,521
Other comprehensive income				(381)	(381)
Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, March 31, 2013	$33	$48,920	$84,943	$(671)	$133,225

*—as restated see Note 17

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012*
OPERATING ACTIVITIES
Net Income	$2,521	$2,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	239
Provision for loan and lease losses	300	192
Stock-based compensation	15	—
Deferred income tax provision (benefit)	36	51
Amortization of securities, (net of accretion)	122	60
Net realized (gains) losses on securities	(101)	(47)
(Gain) loss on other real estate	—	(27)
Decrease (increase) in interest receivable	18	75
(Increase) decrease in cash surrender value of life insurance	(119)	(117)
Decrease (increase) in other assets	574	(589)
Increase (decrease) in income taxes payable	668	789
(Decrease) increase in interest payable	(172)	(135)
Increase (decrease) in other liabilities	519	(824)

Net cash provided (used) by operating activities	4,587	2,397

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	—	(7,241)
Purchase of investment securities to be held-to-maturity	(805)	—
Proceeds from investment securities available-for-sale	2,527	4,210
Proceeds from repayments of investment securities available-for-sale	1,242	1,469
Proceeds from repayments of investment securities held-to-maturity	1,482	1,888
Net loans (originated) repaid	(13,172)	(6,430)
Proceeds from other real estate	100	227
Investment in premises and equipment	(53)	(986)
Purchase of life insurance contract	—	(1,242)
Purchase of Federal Home Loan Bank restricted stock	—	(840)
Proceeds from Federal Home Loan Bank share buyback	619	248

Net cash (used) provided by investing activities	(8,060)	(8,697)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	22,003	10,210
Net (payments) proceeds on time deposits	(2,614)	(5,799)
(Decrease) increase in securities sold under agreements to repurchase	(8)	88
Net (decrease) increase in short-term borrowings	—	—
Payments on long-term borrowings	(9,110)	(4,204)
Cash dividends paid	(1,376)	(1,376)

Net cash provided (used) by financing activities	8,895	(1,081)

Net increase (decrease) in cash and cash equivalents	5,422	(7,381)
Cash and cash equivalents at January 1	47,844	34,480

Cash and cash equivalents at March 31	$53,266	$27,099

The Company paid interest and income taxes of $1,205 and $100 and $1,616 and $0 during the three months ended March 31, 2013 and 2012, respectively.

*—as	restated see Note 17

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013

(unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to March 31, 2013, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2013.

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

The unaudited consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (SEC), the instructions to SEC Form 10-Q and GAAP for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. The unaudited consolidated financial statements, as so adjusted, are not however necessarily indicative of the results of consolidated operations for a full year or any other period.

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

For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 4 — Earnings per Share

Basic earnings per share are computed on the weighted average number of common shares outstanding during each reporting period. Diluted earnings per share include restricted stock awards calculated on the “Treasury Stock Method”. Restricted stock awards are issued subject to forfeiture during the vesting period.

Three months ended March 31, 2013	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,521	3,276,079	$0.77
Shares includable	—	1,224	—

Diluted EPS	$2,521	3,277,303	$0.77

Three months ended March 31, 2012*	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,730	3,276,079	$0.83
Shares includable	—	—	—

Diluted EPS	$2,730	3,276,079	$0.83

*—as	restated see Note 17

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

The amortized cost and fair value of investment securities at March 31, 2013 and December 31, 2012 are as follows:

Available-for-Sale
March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$81,846	$638	$—	$82,484
Mortgage-backed securities	14,700	787	—	15,487
States & political subdivisions	53,574	4,610	—	58,184

Total Debt Securities	150,120	6,035	—	156,155
Equity securities	649	245	2	892

Total Available-for-Sale	$150,769	$6,280	$2	$157,047

Available-for-Sale
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$83,927	$757	$2	$84,682
Mortgage-backed securities	15,962	839	—	16,801
States & political subdivisions	53,846	4,991	—	58,837

Total Debt Securities	153,735	6,587	2	160,320
Equity securities	801	281	11	1,071

Total Available-for-Sale	$154,536	$6,868	$13	$161,391

Held-to-Maturity
March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$13,312	$735	$—	$14,047
States & political subdivisions	1,889	18	10	1,897

Total Held-to-Maturity	$15,201	$753	$10	$15,944

Held-to-Maturity
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,819	$856	$—	$15,675
States & political subdivisions	1,083	16	—	1,099

Total Held-to-Maturity	$15,902	$872	$—	$16,774

Equity securities at March 31, 2013 and December 31, 2012 consisted primarily of common stock of companies in the financial services industry.

There were no transactions involving available-for-sale debt securities for the three months ended March 31, 2013 and 2012.

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2013	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less:
U.S. Agency securities	$19,996	$20,107	$—	$—
States & political subdivisions	10	10	—	—
After one year through five years:
U.S. Agency securities	61,850	62,377	—	—
States & political subdivisions	130	131	—	—
After five years through ten years:
States & political subdivisions	2,416	2,646	1,083	1,101
After ten years:
States & political subdivisions	51,018	55,397	806	796

Subtotal	135,420	140,668	1,889	1,897
Mortgage-backed securities	14,700	15,487	13,312	14,047

Total Debt Securities	$150,120	$156,155	$15,201	$15,944

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 are as follows:

	Less than twelve months		Twelve months or more		Totals
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
States & political subdivisions	587	10	—	—	587	10
Equities	—	—	48	2	48	2

Total	$587	$10	$48	$2	$635	$12

	Less than twelve months		Twelve months or more		Totals
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$3,169	$2	$—	$—	$3,169	$2
Mortgage-backed securities	—	—	—	—	—	—
States & political subdivisions	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Equities	141	9	48	2	189	11

Total	$3,310	$11	$48	$2	$3,358	$13

At March 31, 2013, two securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months. At December 31, 2012, four securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate fluctuations and not credit quality. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

NOTE 7 — Loans

Details regarding the Company’s loans are as follows:

As of:	March 31, 2013	December 31, 2012
Loans secured by real estate:
Construction and land development
Residential real estate	$1,740	$3,231
Commercial real estate	17,363	17,617
Secured by 1-4 family residential properties:
Revolving, open-end loans	28,826	29,947
Secured by first liens	197,162	194,324
Secured by junior liens	18,235	18,504
Secured by multi-family properties	16,787	15,906
Secured by non-farm, non-residential properties	201,419	199,879
Commercial and industrial loans to U.S. addressees	57,142	56,396
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	2,967	3,199
Other (installment and student loans, etc.)	48,649	49,199
Obligations of states & political subdivisions	33,113	22,586
All other loans	12,880	12,742

Gross Loans	636,283	623,530
Less: Unearned income on loans	—	—

Loans, net of unearned income	$636,283	$623,530

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists of residential and commercial mortgage loans secured by properties primarily located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of March 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$777	$—	$338	$1,115	$102,020	$103,135	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	17,363	17,363	—
Commercial real estate - other	124	152	403	679	200,740	201,419	141
Consumer:
Consumer - credit card	20	6	15	41	2,926	2,967	15
Consumer - other	10	—	1	11	5,586	5,597	—
Consumer - auto	125	14	1	140	32,161	32,301	—
Student loans - TERI	27	—	85	112	5,612	5,724	—
Student loans - other	66	39	273	378	4,649	5,027	273
Residential:
Residential - prime	2,729	189	2,766	5,684	257,066	262,750	510

Total	$3,878	$400	$3,882	$8,160	$628,123	$636,283	$939

Age Analysis of Past Due Loans

As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$23	$49	$304	$376	$91,348	$91,724	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	17,617	17,617	—
Commercial real estate - other	1,448	200	145	1,793	198,086	199,879	—
Consumer:
Consumer - credit card	16	1	25	42	3,157	3,199	25
Consumer - other	74	86	10	170	5,694	5,864	1
Consumer - auto	212	17	11	240	31,944	32,184	8
Student loans - TERI	77	43	19	139	5,749	5,888	—
Student loans - other	119	123	180	422	4,841	5,263	180
Residential:
Residential - prime	2,680	1,198	2,043	5,921	255,991	261,912	243

Total	$4,649	$1,717	$2,737	$9,103	$614,427	$623,530	$457

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

Pass 1 (Minimal Risk—Cash equivalent or exceptional credit)

This classification includes loans which are fully secured by liquid collateral. Examples include: deposits, life insurance, certificates of deposit and securities.

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

Pass 4 (Watch)

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

Doubtful (Rated 7)

An asset classified as Doubtful has all weaknesses inherent in the substandard category where collection or liquidation in full is highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, and business restructure plans.

The Bank considers Doubtful to be a temporary classification and will only classify an asset, or portion of an asset, as such when the information is not available to conclude as to classification or more clearly define the potential for loss. All loans classified as Doubtful are placed on non-accrual status and assigned to the Asset Recovery Officer for supervision.

Loss (Rated 8)

An asset classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. All losses should be recognized in the quarter in which they are identified. These loans are to be managed by the Asset Recovery Officer.

Credit Quality Indicators as of March 31, 2013

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$101,301	$17,363	$184,957
Criticized	1,083	—	8,413
Substandard	751	—	8,049

Total	$103,135	$17,363	$201,419

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$260,494	$2,967	$5,596	$32,300	$5,639	$5,027
Non-performing	2,256	—	1	1	85	—

Total	$262,750	$2,967	$5,597	$32,301	$5,724	$5,027

Credit Quality Indicators as of December 31, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$90,128	$17,399	$187,114
Criticized	876	218	6,222
Substandard	720	—	6,543

Total	$91,724	$17,617	$199,879

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$259,869	$3,174	$5,854	$32,173	$5,869	$5,083
Non-performing	2,043	25	10	11	19	180

Total	$261,912	$3,199	$5,864	$32,184	$5,888	$5,263

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

Impaired Loans

March 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$262	$262	$—	$204	$—
Commercial	338	338	—	321	—
Consumer—TERI	85	85	—	52	—
Consumer—other	1	1	—	4	—
Consumer—auto	1	1	—	2	—
Residential real estate	1,321	1,321	—	1,125	—
With an allowance recorded:
Commercial real estate—construction	—	—	—	—	—
Commercial real estate—other	1,446	1,446	300	1,731	19
Commercial	349	349	349	350	4
Residential real estate	1,137	1,137	212	1,317	3

Total:	$4,940	$4,940	$861	$5,106	$26

Commercial real estate	$1,708	$1,708	$300	$1,935	$19
Commercial	$687	$687	$349	$671	$4
Consumer	$87	$87	$—	$58	$—
Residential real estate	$2,458	$2,458	$212	$2,442	$3

Impaired Loans

December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$145	$145	$—	$201	$—
Commercial	304	304	—	152	—
Consumer—TERI	19	19	—	48	—
Consumer—other	9	9	—	5	—
Consumer—auto	3	3	—	15	—
Residential—real estate	928	928	—	1,152	—
With an allowance recorded:
Commercial real estate construction	—	—	—	—	—
Commercial real estate—other	2,015	2,015	550	2,104	114
Commercial	351	351	351	351	17
Residential real estate	1,497	1,497	325	1,040	44

Total:	$5,271	$5,271	$1,226	$5,068	$175

Commercial real estate	$2,160	$2,160	$550	$2,305	$114
Commercial	$655	$655	$351	$503	$17
Consumer	$31	$31	$—	$68	$—
Residential real estate	$2,425	$2,425	$325	$2,192	$44

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest income is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured with at least a six month positive payment history.

Period-end non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2013	December 31, 2012
Commercial	$338	$304
Commercial real estate:
Commercial real estate - construction	—	—
Commercial real estate - other	262	145
Consumer:
Student loans - TERI	85	19
Student loans - other	—	—
Consumer - other	1	9
Consumer - auto	1	3
Residential:
Residential real estate	2,256	1,800

Total	$2,943	$2,280

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the three months ended March 31, 2013 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950
Charge-offs	—	—	(39)	(156)	(27)	—	(222)
Recoveries	—	—	17	65	—	—	82
Provision	—	—	54	210	36	—	300

Ending balance 03/31/13	$799	$2,304	$572	$3,100	$335	$—	$7,110
Ending balance: Individually evaluated for impairment	349	300	—	212	—	—	861

Ending balance: Collectively evaluated for impairment	$450	$2,004	$572	$2,888	$335	$—	$6,249

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$103,135	$218,782	$48,649	$262,750	$2,967	$—	$636,283

Ending balance: Individually evaluated for impairment	687	1,708	87	2,458	—	—	4,940

Ending balance: Collectively evaluated for impairment	$102,448	$217,074	$48,562	$260,292	$2,967	$—	$631,343

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2012 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(78)	(33)	(235)	(431)	(40)	—	(817)
Recoveries	1	6	57	67	1	—	132
Provision	83	37	268	490	46	—	924

Ending balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950
Ending balance: Individually evaluated for impairment	351	550	—	325	—	—	1,226

Ending balance: Collectively evaluated for impairment	$448	$1,754	$540	$2,656	$326	$—	$5,724

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$91,724	$217,496	$49,199	$261,912	$3,199	$—	$623,530

Ending balance: Individually evaluated for impairment	655	2,160	31	2,425	—	—	5,271

Ending balance: Collectively evaluated for impairment	$91,069	$215,336	$49,168	$259,487	$3,199	$—	$618,259

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of March 31, 2013 and December 31, 2012; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$808	$349

There were no troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2013.

Modification

December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$808	$351

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

Changes in the credit fair value adjustment on specific loans purchased are as follows:

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Commercial Loans:
Balance, December 31, 2012	$—	$—	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	—	—	—

Balance, March 31, 2013	$—	$—	$—

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Commercial Loans:
Balance, December 31, 2011	$211	$211	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	3	3	—

Balance, March 31, 2012	$208	$208	$—

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

March 31,
2014	$221
2015	184
2016	147
2017	111
2018	74
Thereafter	37

Total	$774

NOTE 11 — Long-Term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at March 31, 2013 is as follows:

Monthly Installment	Fixed Rate	Floating Rate	Maturity Date	Balance
Amortizing loans
$18	2.66%		08/28/14	$297
67	3.44%		03/02/15	1,490
13	3.48%		03/31/15	311
10	3.83%		04/02/18	556
186	4.69%		03/13/23	17,833

Total amortizing				20,487

Non-amortizing loans
	2.36%		09/22/17	6,500
		1.86%	12/02/19	3,000
		1.49%	12/19/19	6,300

Total non-amortizing				15,800

Total long-term debt				$36,287

Aggregate maturities of long-term debt at March 31, 2013 are as follows:

March 31,	Principal
2014	$2,659
2015	2,577
2016	1,681
2017	1,761
2018	8,344
Thereafter	19,265

Total	$36,287

NOTE 12 — Benefit Plans

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

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Three months ended March 31,	2013	2012	2013	2012*
Service cost	$—	$—	$11	$12
Interest cost	162	168	33	35
Expected return on plan assets	(207)	(202)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	45	34	29	28

Net periodic benefit cost	$—	$—	$73	$75

*—as	restated see Note 17

The Company previously disclosed in the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 that it expected to contribute $167 to its Employee’s Pension Plan and $295 to its Postretirement Life Insurance Plan in 2013. As of March 31, 2013, the Company expects to contribute $167 to its Employee’s Pension Plan and $291 to its Postretirement Life Insurance Plan during 2013. Readers should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further details on the Company’s defined benefit pension plan.

The Company sponsors a Retirement Profit Sharing 401(k) Plan for all eligible employees. The Company’s profit sharing expense for the three months ended March 31, 2013 and 2012 was $148 and $119, respectively.

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

There were awards of restricted stock in the amount of $50 during the three months ended March 31, 2013.

	Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2013	7,731	$38.80
Granted	1,324	37.76
Vested	—	—
Forfeited	—	—

Nonvested, March 31, 2013	9,055	$38.65

Restricted stock granted to officers vest after five years. The weighted average period over which these expenses will be recognized is approximately five years.

The Company began to expense the fair value of all share-based compensation over the requisite service periods commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. The Company classifies share-based compensation for employees within “salaries and employee benefits” on the Consolidated Statements of Income.

The Company recognized $15 of compensation expense for stock awards granted in the three months ended March 31, 2013. As of March 31, 2013, the Company had $295 of unrecognized compensation expense associated with restricted stock awards.

NOTE 14 — Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans		Total
Balance, December 31, 2012	$4,524	$(4,814)		$(290)
Current period change	(381)	—		(381)

Balance, March 31, 2013	$4,143	$(4,814)		$(671)

Balance, December 31, 2011	$3,926	$(4,204	)*	$(278)*
Current period change	72	—		72

Balance, March 31, 2012	$3,998	$(4,204	)*	$(206)*

*—as restated see Note 17

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

Three Months Ended March 31, 2013	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	$(476)	$162	$(314)
Reclassification adjustment for gains recognized in net income	(101)	34	(67)

Net unrealized losses	(577)	196	(381)

Other comprehensive income	$(577)	$196	$(381)

Three Months Ended March 31, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$156	$(53)	$103
Reclassification adjustment for gains recognized in net income	(47)	16	(31)

Net unrealized gains	109	(37)	72

Other comprehensive income	$109	$(37)	$72

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

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. The Company did not hold any instruments measured at fair value on a recurring basis using Level III inputs as of March 31, 2013. See Note 3 – Investment Securities for additional information.

Assets measured at fair value on a recurring basis are summarized as follows:

	March 31, 2013
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$82,484	$—	$82,484
Mortgage-backed securities:
Residential	—	15,487	—	15,487
States & political subdivisions:
Bank qualified tax exempt	—	58,184	—	58,184
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	892	—	—	892

Total securities available-for-sale	$892	$156,155	$—	$157,047

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$84,682	$—	$84,682
Mortgage-backed securities:
Residential	—	16,801	—	16,801
States & political subdivisions:
Bank qualified tax exempt	—	58,837	—	58,837
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,071	—	—	1,071

Total securities available-for-sale	$1,071	$160,320	$—	$161,391

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party valuation firm, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2012. Goodwill and other identifiable intangibles were not evaluated during the three months ended March 31, 2013 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At March 31, 2013 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $4,940 were reduced by a specific valuation allowance allocation totaling $861, to a total reported fair value of $4,079 based on collateral valuations utilizing Level III valuation inputs.

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

Certain assets measured at fair value on a non-recurring basis as of March 31, 2013 are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Balance Total
Assets
Core deposit intangible	$—	$—	$774	$774
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,079	4,079
Federal Home Loan Bank stock	—	—	3,593	3,593
Other real-estate owned	—	713	—	713
Preferred stock	—	—	660	660

Total non-financial assets	$—	$713	$35,504	$36,217

Certain assets measured at fair value on a non-recurring basis as of December 31, 2012 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Balance Total
Assets
Core deposit intangible	$—	$—	$838	$838
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,045	4,045
Federal Home Loan Bank stock	—	—	4,212	4,212
Other real-estate owned	—	656	—	656
Preferred stock	—	—	660	660

Total non-financial assets	$—	$656	$36,153	$36,809

A reconciliation of items in Level III for the three month period ended March 31, 2013 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153
Amortization of core deposit intangible	(64)	—	—	—	—	(64)
Increase in impaired loans	—	—	920	—	—	920
Decrease in impaired loans	—	—	(886)	—	—	(886)
Payments received	—	—	—	(619)	—	(619)
Purchases	—	—	—	—	—	—

Balance, March 31, 2013	$774	$26,398	$4,079	$3,593	$660	$35,504

A reconciliation of items in Level III for the year ended December 31, 2012 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$—	$35,333
Amortization of core deposit intangible	(268)	—	—	—	—	(268)
Increase in impaired loans	—	—	3,895	—	—	3,895
Decrease in impaired loans	—	—	(1,661)	—	—	(1,661)
Payments received	—	—	(1,065)	(1,581)	—	(2,646)
Purchases	—	—	—	840	660	1,500

Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153

Disclosures about Fair Value of Financial Instruments

GAAP requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. As with most financial institutions, the majority of the Company’s assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. It is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Company had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at March 31, 2013 and December 31, 2012 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Loans

The loan portfolio, net of unearned income, has been valued by a third party valuation firm using quoted market prices, if available. When market prices were not available, a credit risk-based discounted cash flow analysis was utilized. The primary assumptions utilized in this analysis are the discount rate based on the LIBOR curve, adjusted for credit risk, and prepayment estimates based on factors such as refinancing incentives, age of the loan and seasonality. These assumptions were applied by loan category and different spreads were applied based upon prevailing market rates by category.

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

The carrying and fair values of certain financial instruments are as follows:

	March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$53,266	$53,266	$—	$—	$53,266
Investment securities held-to-maturity	15,201	—	15,944	—	15,944
Loans, net	629,173	—	—	637,854	637,854
Bank owned life insurance	17,735	—	17,735	—	17,735
Demand deposits	568,737	—	568,737	—	568,737
Time deposits	172,600	—	174,923	—	174,923
Short-term borrowings	8,011	—	8,011	—	8,011
Long-term borrowings	36,287	—	39,107	—	39,107
Standby Letters of Credit	$(143)	$—	$—	$(143)	$(143)

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$47,844	$47,844	$—	$—	$47,844
Investment securities held-to-maturity	15,902	—	16,774	—	16,774
Loans, net	616,580	—	—	627,712	627,712
Bank owned life insurance	17,616	—	17,616	—	17,616
Demand deposits	546,734	—	546,734	—	546,734
Time deposits	175,214	—	178,037	—	178,037
Short-term borrowings	8,019	—	8,019	—	8,019
Long-term borrowings	45,397	—	48,625	—	48,625
Standby Letters of Credit	$(144)	$—	$—	$(144)	$(144)

NOTE 16 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of March 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2013, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of March 31, 2013, the Company and Bank had capital levels that were in excess of the minimum capital level ratios required to pay dividends.

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

Actual				Regulatory Requirements
				For Capital Adequacy Purposes				To Be “Well Capitalized”
As of March 31, 2013	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$111,891	18.00%	≥	$49,732	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$108,005	17.39%	≥	$49,686	≥	8.0%	≥	$62,107	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$104,672	16.84%	≥	$24,866	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$100,895	16.25%	≥	$24,843	≥	4.0%	≥	$37,264	≥	6.0%
Tier 1 Capital (to Average Assets)
PFSC (Company)	$104,672	11.78%	≥	$ *	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$100,895	11.41%	≥	$ *	≥	*	≥	$44,213	≥	5.0%

PFSC - *3.0% ($26,662), 4.0% ($35,549) or 5.0% ($44,436) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,528), 4.0% ($35,370) or 5.0% ($44,213) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital Adequacy Purposes						To Be “Well Capitalized”
As of December 31, 2012	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$109,978	17.96%	≥		$48,994		≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$106,135	17.35%	≥		$48,934		≥	8.0%	≥	$61,167	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$102,906	16.80%	≥		$24,497		≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$99,185	16.22%	≥		$24,467		≥	4.0%	≥	$36,700	≥	6.0%
Tier 1 Capital (to Average Assets)
PFSC (Company)	$102,906	11.50%	≥	$		*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$99,185	11.14%	≥	$		*	≥	*	≥	$44,526	≥	5.0%

PFSC - *3.0% ($26,850), 4.0% ($35,799) or 5.0% ($44,749) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB - *3.0% ($26,716), 4.0% ($35,621) or 5.0% ($44,526) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Note 17 – Restatement

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

As of March 31, 2012, an increase in other liabilities (postretirement liability) of $2,589 and an increase in other assets (deferred taxes) of $880 resulted in a net decrease to Stockholders’ Equity of $1,709, from $130,468 to $128,759.

For the three months ended March 31, 2012, an increase of $64 in salaries and employee benefits expense and a decrease of $22 in applicable income taxes resulted in a net reduction in net income of $42 from $2,772 to $2,730 or approximately $0.02 per share. Comprehensive income also was reduced by $42, from $2,844 to $2,802.

Note 18 — Post-retirement Life Insurance Benefit

In 1995, the Company established a post-retirement life insurance benefit equal to three times the employees’ salary at retirement for all employees employed with the Company at July 1, 1995. Employees hired by the Company after July 1, 1995, received a post-retirement life insurance benefit equal to $50,000 at retirement, which decreases by $5,000 annually to a minimum benefit of $5,000 by the time the recipient reaches age 75. In June of 2012, the Company amended the post-retirement life insurance benefit for all active employees, regardless of hire date, to a benefit of $50,000 at retirement, then decreasing by $5,000 a year to $5,000 at age 75. Because the product offered is term life insurance, the Company is exposed to increasing costs in future years.

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

The agreement would require a one-time payment to the insurance company, estimated to be approximately $4.1 million. There would be no further cost to the Company as to the current retirees, after this payment. The Company would recognize a settlement charge, net of tax, of approximately $1.6 million in the period in which it occurs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following commentary provides an overview of the financial condition at March 31, 2013, including any significant changes from December 31, 2012, and significant changes in the results of our operations for the three month periods ended March 31, 2013 and March 31, 2012.

Critical Accounting Policies

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

Income taxes – The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. Deferred federal income tax assets or liabilities represent the estimated impact of temporary differences between the recognition of assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code. The Company uses an estimate of future earnings to support management’s position that the benefit of the deferred tax assets will be realized. If projected income is not recognized, at all or in the amounts predicted, the asset may not be realized and net income will be reduced. Deferred tax assets are described further in Note 19 of the “General Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Loans purchased – Loans assumed in connection with the Company’s 2009 acquisition of Old Forge Bank in a cash and stock transaction valued at approximately $55.5 million (the “Merger”) were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

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

Securities sold under agreements to repurchase – The Company offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are secured by U.S. Agency securities.

Core deposit intangible – The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding, such as brokered deposits, from market sources. Management utilized an income approach to calculate the present value of the expected after-tax cash flow benefits of the acquired core deposits. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Goodwill – Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a Step One Test, a professional evaluation of the Company as of December 31, 2012. The Company practice is currently to perform a Step One Test every other year and a Qualitative Test in the alternate years. The 2012 test was performed on this basis and not as a result of any qualitative factor indicating potential impairment. The evaluation considered both income and market approaches. Market conditions that could negatively impact the value of goodwill in the future are those set forth in the Risk Factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management has determined that the carrying value of goodwill was not impaired at December 31, 2012. Goodwill and other identifiable intangibles were not evaluated during the three months ended March 31, 2013 as a result of management’s determination that no evidence of impairment was present.

Depreciation – Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

Comparison of Operating Results

	Three Months Ended March 31,
	2013	2012*
Interest Income	$8,890	$9,668
Interest Expense	1,033	1,481

Net Interest Income	7,857	8,187
Provision for loan and lease losses	300	192
Non-Interest Income	2,826	2,894
Non-Interest Expenses	7,125	7,341
Net Income	$2,521	$2,730
Total Revenue (1)	$11,716	$12,562
Net Interest Margin (2)	3.97%	4.10%
Return on Assets (ROA)	1.10%	1.18%
Return on Equity (ROE)	7.54%	8.46%

*—as restated see Note 17

(1)	Total revenue is the sum of interest income and non-interest income.
(2)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets.

The Company reported net income for the three months ended March 31, 2013 of $2,521, or $0.77 per basic and diluted weighted average share, compared with $2,730, or $0.83 per basic and diluted weighted average share, from the year ago period, a decrease of $209, or 7.7%. Pre-provision net interest income decreased $330, or 4.0%. Net interest income, after provision for loan and lease losses, decreased $438, or 5.5%, during the 2013 period, due to a decrease in interest income of $778, or 8.0%, and an increase in the provision for loan and lease losses of $108, or 56.3%, offset by a decrease in interest expense of $448, or 30.2%, from lower funding costs. The decrease in interest income was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income decreased $68, or 2.3%, largely due to decreased merchant transaction income due to lower volume. Non-interest expenses decreased $216, or 2.9%, mostly due to lower salaries and employee benefits and merchant transaction expenses.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

	Three Months Ended
	March 31, 2013	March 31, 2012
Homogeneous loan pools (interest income)	$96	$121
Time deposits (interest expense)	3	11
Core deposit intangible expense (other operating expense)	(42)	(49)

Net income from acquisition fair value adjustment	$57	$83

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

Net Interest Income and Net Interest Margin

Net interest income, the principal component of the Company’s earnings, is defined as the difference between interest and fees earned on interest-earning assets and interest paid on deposits and other borrowings. Interest-earning assets are composed primarily of loans and investment securities while deposits, short-term and long-term borrowings represent interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

Net interest income (before the provision for loan and lease losses) decreased $330, or 4.0%, to $7,857 for the three months ended March 31, 2013, compared to $8,187 for the three months ended March 31, 2012. The average yield on interest-earning assets decreased 33 basis points, or 6.9%, to 4.5%, on a tax-equivalent basis.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income, as adjusted to account for tax-exempt investments and loans, divided by average interest-earning assets. For the three months ended March 31, 2013, net interest margin decreased 13 basis points, to 3.97%, from 4.10% in the corresponding period of 2012.

Average interest-earning assets and average interest-bearing liabilities decreased in the three months ended March 31, 2013 relative to the three months ended March 31, 2012. Average interest-earning assets decreased $11.3 million, or 1.3%, from $855.8 million for the three months ended March 31, 2012 to $844.5 million for the corresponding period in 2013 and average interest-bearing liabilities decreased $22.1 million, or 3.4%, from $647.3 million for the three months ended March 31, 2013, to $625.2 million over the corresponding 2012 period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), decreased for the three months ended March 31, 2013 and 2012, respectively, to 93.9% from 94.2%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the three months ended March 31, 2013 and 2012. Average loans as a percentage of average interest-earning assets increased from 74.3% for the three months ended March 31, 2012 to 74.7% for the corresponding period in 2013. Average investment securities decreased $16.4 million, or 8.6%, period over period, and as a percentage of interest-earning assets, decreased to 20.8% for the three months ended March 31, 2013 from 22.4% for the three months ended March 31, 2012. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average interest-earning assets to 4.5% for the three months ended March 31, 2013 from 3.3% for the three months ended March 31, 2012. Average savings deposits increased $5.6 million, or 4.6%. Average time deposits decreased $36.4 million, or 17.3%, from $210.9 million, or 32.6%, of interest-bearing liabilities for the three months ended March 31, 2012 to $174.5 million, or 27.9%, of interest-bearing liabilities for the corresponding period of 2013, due primarily to the redemption of brokered certificates of deposit. Also, during the three months ended March 31, 2013, average securities sold under agreements to repurchase decreased $2.9 million, or 29.6%, and average long-term borrowings decreased $14.6 million, or 25.9%. Average demand non-interest bearing deposits increased $5.2 million, or 3.7%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 43 basis points from 3.63% for the three months ended March 31, 2012 to 3.20% for the three months ended March 31, 2013. Also, average loan yields decreased 27 basis points from 5.34% for the three months ended March 31, 2012 to 5.07% for the three months ended March 31, 2013.

Interest expense for the three months ended March 31, 2013 totaled $1,033, compared to $1,481 in the corresponding 2012 period, a decrease of $448 or 30.2%. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2013 decreased to 0.66%, compared to 0.92% in 2012.

The average time deposit costs decreased 15 basis points from 1.30% for the three months ended March 31, 2012 to 1.15% for the three months ended March 31, 2013. In addition, the average cost of money market accounts decreased 15 basis points from 0.37% for the three months ended March 31, 2012 to 0.22% for the three months ended March 31, 2013.

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

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended March 31, 2013 and March 31, 2012.

	March 31, 2013			March 31, 2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$99,981	$311	1.24%	$103,071	$425	1.65%
States & political subdivisions	58,575	604	6.25%	64,155	691	6.53%
Other	1,051	16	6.09%	1,707	15	3.51%
Held-to-maturity:
U.S. Agency obligations	14,098	128	3.63%	21,001	214	4.08%
States & political subdivisions	1,641	19	7.07%	1,810	24	7.96%
Loans, net of unearned income:(2)
Real estate mortgages	278,820	3,361	4.82%	296,959	3,853	5.19%
Commercial real estate	199,813	2,048	4.10%	185,719	2,123	4.57%
Commercial	56,724	922	6.50%	54,400	721	5.30%
Consumer and other	95,465	1,456	6.98%	99,063	1,590	7.27%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	3,950	3	0.30%	5,200	1	0.08%
Interest on balances with banks	34,414	22	0.26%	22,762	11	0.19%

Total Interest-Earning Assets/
Total Interest Income	844,532	$8,890	4.46%	855,847	$9,668	4.79%

Cash and due from banks	5,603			5,528
Bank premises and equipment	15,078			13,705
Accrued interest receivable	2,688			3,035
Goodwill	26,398			26,398
Bank owned life insurance	17,666			16,353
Other assets	12,880			11,976
Less: Allowance for loan and lease losses	6,892			6,685

Total Assets	$917,953			$926,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - Interest bearing	$106,012	$55	0.21%	$88,387	$65	0.29%
Savings	126,683	19	0.06%	121,134	55	0.18%
Money markets	169,288	95	0.22%	159,618	148	0.37%
Time - Over $100	81,714	265	1.30%	83,938	312	1.49%
Time - Other	92,767	237	1.02%	126,958	376	1.18%
Federal funds purchased	—	—	—	100	—	—
Securities sold under agreements to repurchase	6,943	5	0.29%	9,774	8	0.33%
Short-term borrowings	—	—	—	997	1	0.40%
Long-term borrowings	41,835	357	3.41%	56,443	516	3.66%

Total Interest Bearing Liabilities/
Total Interest Expense	625,242	$1,033	0.66%	647,349	$1,481	0.92%

Demand - Non-interest bearing	144,993			139,795
All other liabilities	14,020			9,934
Stockholders’ equity	133,698			129,079

Total Liabilities and Stockholders’ Equity	$917,953			$926,157

Interest Spread			3.80%			3.87%

Net Interest Income		$7,857			$8,187

FINANCIAL RATIOS
Net interest margin (1)			3.97%			4.10%
Return on average assets			1.10%			1.18%
Return on average equity			7.54%			8.46%
Average equity to average assets			14.56%			13.94%
Dividend payout ratio			54.55%			50.60%

*—as restated see Note 17

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment, based on a 34% tax rate, is made to interest income. This adjustment increased interest income by $532 and $579 for the three months ended March 31, 2013 and 2012, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

(2)	Non-accrual loan balances are included in their respective loan categories.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During the three months ended March 31, 2013, the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was 9.2% at February 28, 2013. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank’s historical analysis of loss factors considers the current trends in local economic conditions affecting the Bank. This methodology is designed to address deterioration in local economic conditions and to provide the Bank with the most current information available for estimating the allowance for loan and lease losses. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 76% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area, over the past three years. The Bank’s provision for loan and lease losses for the quarter ended March 31, 2013 was allocated primarily to residential portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “Notes to Unaudited Financial Statements – Note 7”.

Management continues to focus on trends in real estate delinquencies related to the poor local labor and housing markets, in determining the allowance for loan and lease losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan and lease loss methodology with actual losses incurred.

Based on this methodology, management made a provision for loan and lease losses of $300 for the three month period ended March 31, 2013, compared to a $192 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $7,110 at March 31, 2013 compared to $6,811 at March 31, 2012. At December 31, 2012 the provision for loan and lease losses was $924, resulting in an allowance for loan and lease losses of $6,950.

The provision for loan and lease losses and certain ratios at the dates or for the periods indicated are as follows:

	At and For The Three Months Ended March 31, 2013	At and For The Twelve Months Ended December 31, 2012	At and For The Three Months Ended March 31, 2012
Provision for loan and lease losses	$300	$924	$192
Period end allowance for loan and lease losses to non-performing loans	241.59%	304.82%	278.80%
Non-performing loans to period end loans	0.46%	0.37%	0.38%
Ratio of charged-off loans to average outstanding loans	0.04%	0.13%	0.02%
Ratio of foreclosed loans to average outstanding loans	0.07%	0.18%	0.08%

	At and For The Three Months Ended March 31, 2013		At and For The Twelve Months Ended December 31, 2012		At and For The Three Months Ended March 31, 2012
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$222	25	$817	65	$101	17
Foreclosures completed	473	7	1,138	12	479	5
Non-performing loans	2,943	43	2,280	68	2,443	71

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring (TDR) as of March 31, 2013 and December 31, 2012; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	March 31, 2013	December 31, 2012
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$349	$351
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	—	—

Total Restructured Loans	$349	$351

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

The methodology for determining the adequacy of the allowance is necessarily judgment-based and subject to changes in external conditions. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions or reductions to the allowance may be necessary as a result of changes in economic conditions and other factors. As a result, our allowance for loan and lease losses may not be sufficient to cover actual loan and lease losses, and future provisions for loan and lease losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Discussions with these regulatory agencies may result in adjustments to the Company’s allowance based on judgments about information available to the agencies at the time of their examination.

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial, commercial real estate and municipal loans in the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At March 31, 2013, management believes the allowance for loan and lease losses was adequate to absorb probable loan and lease losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended March 31, 2013 and March 31, 2012, respectively:

Three Months Ended:	March 31, 2013	March 31, 2012
Trust department income	$391	$362
Service charges on deposit accounts	467	459
Merchant transaction income	1,031	1,207
Brokerage fee income	90	57
Other fee income	401	403
Bank-owned life insurance income	119	118
Other operating income	226	241
Realized gains (losses) on securities, net	101	47

Total Non-Interest Income	$2,826	$2,894

Total non-interest income decreased $68, or 2.3%, to $2,826 for the three months ended March 31, 2013, compared with $2,894 for the corresponding period in 2012. This decrease was primarily attributable to a decrease of $176 in merchant transaction income due to lower volume, and was offset by a $54 increase in net realized gains on securities, a $33 increase in brokerage fee income and a $29 increase in trust department income.

Non-Interest Expenses

The following table sets forth information by category of non-interest expense for the Company for the three months ended March 31, 2013 and March 31, 2012, respectively:

Three Months Ended:	March 31, 2013	March 31, 2012*
Salaries and employee benefits	$3,583	$3,715
Premises and equipment	801	837
Merchant transaction expenses	625	731
FDIC insurance assessments	118	110
Other operating expenses	1,998	1,948

Total Non-Interest Expenses	$7,125	$7,341

*—as restated see Note 17

Total non-interest expenses decreased $216, or 2.9%, to $7,125 for the three months ended March 31, 2013 compared with $7,341 for the corresponding period in 2012. This decrease was primarily attributable to a $132 decrease in salaries and employee benefits due to lower compensation expenses and a $106 decrease in merchant transaction expenses, due to lower volume. These decreases in total non-interest expenses were offset by a $50 increase in other operating expenses.

Income Taxes

Applicable income taxes decreased $81, or 9.9%, primarily due to lower taxable income for the three months ended March 31, 2013.

Cash Equivalents and Investments

The Company’s investment portfolio has two primary functions: to provide liquidity and to contribute to earnings. To provide liquidity, the Company may invest in short-term securities such as Federal funds sold and interest-bearing deposits with banks, which are classified as cash equivalents, as well as U.S. Treasury securities and U.S. Agency securities with maturities of one year or less. These funds are invested on a short-term basis to ensure the availability of funds to meet customer demand for credit needs. The Company is considering replacing investment proceeds with loans and the remainder of the excess cash flows being redeployed into AAA-rated securities with mid to long-term durations in order to increase investment yields.

The Company enhances interest income by securing long-term investments within its investment portfolio by means of U.S. Treasury securities, U.S. Agency securities, municipal securities and mortgage-backed securities, generally with maturities greater than one year. The Company’s mortgage-backed securities portfolio does not contain any sub-prime or Alt-A credits.

The following table presents the carrying value, by security type, for the Company’s investment portfolio:

	March 31, 2013	December 31, 2012
U.S. Agency obligations	$82,484	$84,682
Mortgage-backed securities	28,799	$31,620
States & political subdivisions	60,073	59,920
Corporate securities	—	—

Total Debt Securities	171,356	176,222
Equity Securities	892	1,071

Total Investment Securities	$172,248	$177,293

Loan Portfolio

Details regarding the Company’s loan portfolio for the periods indicated are as follows:

As of:	March 31, 2013	December 31, 2012
Construction and land development
Residential real estate	$1,740	$3,231
Commercial real estate	17,363	17,617
Residential real estate	261,010	258,681
Commercial secured by real estate	201,419	199,879
Commercial loans	57,142	56,396
Credit card and related plans	2,967	3,199
Installment and other	61,529	61,941
Obligations of states & political subdivisions	33,113	22,586

Loans, net of unearned income	636,283	623,530
Less: Allowance for loan and lease losses	7,110	6,950

Loans, net	$629,173	$616,580

The Company did not purchase any loans during the three months ended March 31, 2013, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2013 were primarily residential real estate and loans to states and political subdivisions.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 76% and 77% of total loans at March 31, 2013 and December 31, 2012, respectively. Economic conditions and recessionary concerns over the past several years have resulted in lower levels of loan demand. The decline ratio on loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is maintained at an amount that management believes is adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at March 31, 2013. Management uses available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance, or take other actions that would impact the allowance, based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.12% at March 31, 2013, compared to 1.11% at December 31, 2012 and 1.07% at March 31, 2012.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The national unemployment rate was 7.7% and the statewide unemployment rate stood at 8.1% and the Scranton/Wilkes-Barre metropolitan area unemployment rate was 9.8% for February 2013. The region still leads the state’s 14 metro areas with the highest unemployment rate for the thirty-sixth straight month, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

High unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio. Average home prices showed annual declines of 3.6% in February 2013, which is an improvement over the 4.1% annual decline in January 2013, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	March 31, 2013	December 31, 2012	March 31, 2012
Non-accrual loans
Residential real estate	$2,256	$1,800	$1,609
Commercial real estate	262	145	348
Commercial loans	338	304	427
Consumer loans	87	31	59

Total non-performing loans	$2,943	$2,280	$2,443

Other real estate owned	713	656	1,786

Total non-performing assets	$3,656	$2,936	$4,229

Loans past due 90 days or more and accruing:
Residential real estate	$510	$243	$774
Commercial real estate	141	—	—
Guaranteed student loans	273	180	209
Credit card loans	15	25	13
Commercial loans	—	—	—
Consumer loans	—	9	2

Total loans past due 90 days or more and accruing	$939	$457	$998

Non-performing loans to period end loans	0.46%	0.37%	0.38%
Non-performing assets to period end assets	0.39%	0.32%	0.46%
Total loans past due 90 days or more and accruing to period end loans	0.15%	0.07%	0.16%

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

In 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of March 31, 2013, the Company had $6,159 of TERI-guaranteed loans out of a total student loan portfolio of $12,000. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of March 31, 2013, $85 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,943 and $2,443 at March 31, 2013 and 2012, respectively. If interest on non-accrual loans had been accrued, such income would have been $69 and $53 for the three months ended March 31, 2013 and March 31, 2012, respectively. No interest income on non-accrual loans was received in the three months ended March 31, 2013 and March 31, 2012. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

As of March 31, 2013, our non-performing loans were comprised of thirty-six loans of which nine loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each.

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

As of March 31, 2013, the Company had total impaired loans of $4,940. Of the total allowance for loan and lease losses, $861 was specifically related to these impaired loans at March 31, 2013.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Three Months Ended:	March 31, 2013	March 31, 2012
Balance at beginning of period	$6,950	$6,711
Charge-offs:
Residential real estate mortgages	156	—
Commercial real estate	—	33
Commercial loans	—	5
Credit card and related plans	27	8
Installment loans	39	55

Total charge-offs	222	101

Recoveries:
Residential real estate mortgages	65	1
Commercial real estate	—	5
Commercial loans	—	—
Credit card and related plans	—	—
Installment loans	17	3

Total recoveries	82	9

Net charge-offs (recoveries)	140	92

Provision charged to operations	300	192

Balance at End of Period	$7,110	$6,811

Ratio of net charge-offs (recoveries) to average outstanding loans	0.02%	0.01%

The allowance for loan and lease losses at March 31, 2013 was $7,110, or 1.12%, of total loans compared to $6,811 or 1.07% of total loans at March 31, 2012.

The allowance for loan and lease losses was allocated as follows:

As of:	March 31, 2013			December 31, 2012			March 31, 2012
	Amount	%	*	Amount	%	*	Amount	%	*

Residential real estate	$3,100	41%		$2,981	42%		$2,857	43%
Commercial real estate and all others	3,103	51%		3,103	49%		3,126	49%
Credit card and related plans	335	—		326	1%		327	—
Personal installment loans	572	8%		540	8%		501	8%

Total	$7,110	100%		$6,950	100%		$6,811	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

As of March 31, 2013, the total of the allowance for loan and lease losses was $7,110. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

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

Other Real Estate Owned

The Bank has eight residential properties in other real estate owned as of March 31, 2013 with a value of $713 compared to $656 at December 31, 2012 and $1,786 at March 31, 2012. The Bank had seven residential properties in other real estate owned on December 31, 2012. As of March 31, 2012 the Bank had eleven properties in other real estate owned, which represented ten relationships. Two of the properties were commercial and nine were residential.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	March 31, 2013	December 31, 2012
Demand - Non-interest bearing	$144,128	$151,121
Demand - Interest bearing	112,946	102,722
Savings	127,557	126,618
Money markets	184,106	166,273
Time - Over $100,000	81,227	81,855
Time - Other	91,373	93,359

Total Deposits	$741,337	$721,948

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

As of March 31 2013, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $23.6 million. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. There was no balance outstanding as of March 31, 2013 and December 31, 2012, respectively. The brokered certificates of deposit issued are generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding.

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

The Bank offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Bank also has long-term debt outstanding to the FHLB, originated in prior years. At March 31, 2013, the Bank had $200,416 of available borrowing capacity with the FHLB, a borrower-in-custody (BIC) line of credit of $32,961 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Federal Reserve discount window of $11,466, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments and contingent liabilities, created under prevailing terms and collateral requirements such as commitments to extend credit, financial guarantees and letters of credit, which are not reflected in the accompanying financial statements. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets presented.

The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates of one year or less or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company’s total risk-based capital ratio was 18.00% at March 31, 2013. The Bank’s total risk-based capital ratio was 17.39% at March 31, 2013, which is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

Management believes that the following information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors. The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	March 31, 2013	December 31, 2012	March 31, 2012
Loans, net of unearned income	$636,283	$623,530	$637,328
Credit fair value adjustment on purchased loans	1,035	1,209	2,144

Total adjusted loans	$637,318	$624,739	$639,472

	March 31, 2013	December 31, 2012	March 31, 2012
Allowance for loan and lease losses	$7,110	$6,950	$6,811
Credit fair value adjustment on purchased loans	1,035	1,209	2,144

Total adjusted allowance	$8,145	$8,159	$8,955

Total adjusted allowance to adjusted loans	1.28%	1.31%	1.40%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s financial instruments, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2012.

Item 4. Controls and Procedures.

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

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings.

None.

Item 1A — Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2013. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

None.

Item 5 — Other Information.

None.

Item 6 — Exhibits.

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

Dated: May 9, 2013

By	/s/ PATRICK SCANLON
Patrick Scanlon Senior Vice President, Finance Division Head (Principal Financial Officer)

Dated: May 9, 2013