Form 10-Q
period 2013-06-30
PENSECO FINANCIAL SERVICES CORP
filed 2013-08-08
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on August 1, 2013 was 3,276,079.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$14,199	$15,581
Interest bearing balances with banks	22,561	32,263
Federal funds sold	—	—

Cash and Cash Equivalents	36,760	47,844
Investment securities:
Available-for-sale, at fair value	152,511	161,391
Held-to-maturity (fair value of $19,537 and $16,774, respectively)	19,707	15,902

Total Investment Securities	172,218	177,293
Loans, net of unearned income	642,353	623,530
Less: Allowance for loan and lease losses	7,552	6,950

Loans, Net	634,801	616,580

Bank premises and equipment	14,960	15,137
Other real estate owned	949	656
Accrued interest receivable	3,004	2,862
Goodwill	26,398	26,398
Bank-owned life insurance	17,855	17,616
Federal Home Loan Bank stock	3,132	4,212
Other assets	9,592	9,444

Total Assets	$919,669	$918,042

LIABILITIES
Deposits:
Non-interest bearing	$146,583	$151,121
Interest bearing	586,551	570,827

Total Deposits	733,134	721,948
Other borrowed funds:
Securities sold under agreements to repurchase	8,188	8,019
Short-term borrowings	—	—
Long-term borrowings	35,633	45,397
Accrued interest payable	466	716
Other liabilities	9,363	9,516

Total Liabilities	786,784	785,596

STOCKHOLDERS’ EQUITY
Common stock; $.01 par value, 15,000,000 shares authorized, 3,276,079 shares issued and outstanding	33	33
Surplus	48,938	48,905
Retained earnings	86,412	83,798
Accumulated other comprehensive income	(2,498)	(290)

Total Stockholders’ Equity	132,885	132,446

Total Liabilities and Stockholders’ Equity	$919,669	$918,042

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
INTEREST INCOME
Interest and fees on loans and leases	$7,633	$8,179
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	414	615
States & political subdivisions	646	667
Other securities	16	13
Interest on Federal funds sold	—	—
Interest on balances with banks	28	6

Total Interest Income	8,737	9,480

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	259	300
Interest on other deposits	391	614
Interest on other borrowed funds	311	493

Total Interest Expense	961	1,407

Net Interest Income	7,776	8,073
Provision for loan and lease losses	500	114

Net Interest Income After Provision for Loan and Lease Losses	7,276	7,959

NON-INTEREST INCOME
Trust department income	403	341
Service charges on deposit accounts	487	468
Merchant transaction income	918	891
Brokerage fee income	100	84
Other fee income	505	461
Bank-owned life insurance income	120	131
Other operating income	500	177
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	24	69

Total Non-Interest Income	3,057	2,622

NON-INTEREST EXPENSES
Salaries and employee benefits	3,492	3,490
Premises and equipment	701	715
Merchant transaction expenses	582	596
FDIC insurance assessments	11	120
Other operating expenses	2,070	2,340

Total Non-Interest Expenses	6,856	7,261

Income before income taxes	3,477	3,320
Applicable income taxes	633	721

Net Income	$2,844	$2,599

Weighted average shares outstanding - Basic	3,276,079	3,276,079
Weighted average shares outstanding - Diluted	3,277,729	3,276,122
Earnings per Common Share - Basic	$0.87	$0.79
Earnings per Common Share - Diluted	$0.87	$0.79
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
INTEREST INCOME
Interest and fees on loans and leases	$15,420	$16,466
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	853	1,254
States & political subdivisions	1,269	1,382
Other securities	35	29
Interest on Federal funds sold	—	—
Interest on balances with banks	50	17

Total Interest Income	17,627	19,148

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	524	612
Interest on other deposits	797	1,258
Interest on other borrowed funds	673	1,018

Total Interest Expense	1,994	2,888

Net Interest Income	15,633	16,260
Provision for loan and lease losses	800	306

Net Interest Income After Provision for Loan and Lease Losses	14,833	15,954

NON-INTEREST INCOME
Trust department income	794	703
Service charges on deposit accounts	954	927
Merchant transaction income	1,949	2,098
Brokerage fee income	190	141
Other fee income	906	864
Bank-owned life insurance income	239	249
Other operating income	726	418
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	125	116

Total Non-Interest Income	5,883	5,516

NON-INTEREST EXPENSES
Salaries and employee benefits	7,075	7,204
Premises and equipment	1,502	1,552
Merchant transaction expenses	1,207	1,327
FDIC insurance assessments	129	230
Other operating expenses	4,068	4,288

Total Non-Interest Expenses	13,981	14,601

Income before income taxes	6,735	6,869
Applicable income taxes	1,370	1,540

Net Income	$5,365	$5,329

Weighted average shares outstanding - Basic	3,276,079	3,276,079
Weighted average shares outstanding - Diluted	3,277,516	3,276,100
Earnings per Common Share - Basic	$1.64	$1.63
Earnings per Common Share - Diluted	$1.64	$1.63
Cash Dividends Declared Per Common Share	$0.84	$0.84

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net Income	$2,844	$2,599

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,811)	415
Less: reclassification adjustment for gains (losses) included in net income	16	40

Other comprehensive income	(1,827)	375

Comprehensive Income	$1,017	$2,974

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Income	$5,365	$5,329

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(2,125)	518
Less: reclassification adjustment for gains (losses) included in net income	83	71

Other comprehensive income	(2,208)	447

Comprehensive Income	$3,157	$5,776

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, March 31, 2012	$33	$48,865	$80,067	$(206)	$128,759

Stock-based compensation		10			10

Net income	—	—	2,599	—	2,599

Other comprehensive income				375	375

Cash dividends declared ($0.42 per share)	—	—	(1,376)	—	(1,376)

Balance, June 30, 2012	$33	$48,875	$81,290	$169	$130,367

Balance, March 31, 2013	$33	$48,920	$84,943	$(671)	$133,225

Stock-based compensation		18			18

Net income	—	—	2,844	—	2,844

Other comprehensive income				(1,827)	(1,827)

Cash dividends declared ($0.42 per share)	—	—	(1,375)	—	(1,375)

Balance, June 30, 2013	$33	$48,938	$86,412	$(2,498)	$132,885

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2011	$33	$48,865	$78,713	$(278)	$127,333

Stock-based compensation	—	10	—	—	10

Net income	—	—	5,329	—	5,329

Other comprehensive income	—	—	—	447	447

Cash dividends declared ($0.84 per share)	—	—	(2,752)	—	(2,752)

Balance, June 30, 2012	$33	$48,875	$81,290	$169	$130,367

Balance, December 31, 2012	$33	$48,905	$83,798	$(290)	$132,446

Stock-based compensation	—	33	—	—	33

Net income	—	—	5,365	—	5,365

Other comprehensive income	—	—	—	(2,208)	(2,208)

Cash dividends declared ($0.84 per share)	—	—	(2,751)	—	(2,751)

Balance, June 30, 2013	$33	$48,938	$86,412	$(2,498)	$132,885

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
OPERATING ACTIVITIES
Net Income	$5,365	$5,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	409	455
Provision for loan and lease losses	800	306
Stock-based compensation	33	10
Deferred income tax provision (benefit)	61	72
Amortization of securities, (net of accretion)	226	134
Accretion of purchase accounting fair value adjustment (net of amortization)	(149)	(224)
Net realized (gains) losses on securities	(125)	(116)
(Gain) loss on other real estate	(46)	(27)
Gain on life insurance contract	(468)	—
(Increase) decrease in interest receivable	(142)	159
(Increase) decrease in cash surrender value of life insurance	(239)	(249)
Decrease (increase) in other assets	259	(343)
Increase (decrease) in income taxes payable	1,276	1,510
(Decrease) increase in interest payable	(250)	(254)
Increase (decrease) in other liabilities	100	(1,059)

Net cash provided (used) by operating activities	7,110	5,703

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(6,031)	(7,343)
Purchase of investment securities to be held-to-maturity	(6,874)	—
Proceeds from investment securities available-for-sale	9,154	7,368
Proceeds from repayments of investment securities available-for-sale	2,354	2,871
Proceeds from repayments of investment securities held-to-maturity	3,025	4,083
Loan (originations) collections, net	(20,154)	(8,336)
Proceeds from other real estate	644	1,346
Purchase of life insurance contract	—	(1,242)
Investment in premises and equipment	(232)	(1,783)
Proceeds from Federal Home Loan Bank share buyback	1,080	525
Purchase of Federal Home Loan Bank restricted stock	—	(840)

Net cash (used) provided by investing activities	(17,034)	(3,351)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	13,700	9,814
Net (payments) proceeds on time deposits	(2,514)	(17,932)
Increase (decrease) in securities sold under agreements to repurchase	169	507
Payments on long-term borrowings	(9,764)	(6,428)
Cash dividends paid	(2,751)	(2,752)

Net cash (used) provided by financing activities	(1,160)	(16,791)

Net (decrease) increase in cash and cash equivalents	(11,084)	(14,439)
Cash and cash equivalents at January 1	47,844	34,480

Cash and cash equivalents at June 30,	$36,760	$20,041

The Company paid interest and income taxes of $2,244 and $1,450 and $3,142 and $950 during the six months ended June 30, 2013 and 2012, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013

(unaudited)

These Notes to Unaudited Consolidated Financial Statements reflect events subsequent to December 31, 2012, through the date of this Quarterly Report on Form 10-Q. These Notes to Unaudited Consolidated Financial Statements should be read in conjunction with Parts I and II of this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2013.

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

Three months ended June 30, 2013	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,844	3,276,079	$0.87
Shares includable	—	1,650	—

Diluted EPS	$2,844	3,277,729	$0.87

Three months ended June 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,599	3,276,079	$0.79
Shares includable	—	43	—

Diluted EPS	$2,599	3,276,122	$0.79

Six months ended June 30, 2013	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$5,365	3,276,079	$1.64
Shares includable	—	1,437	—

Diluted EPS	$5,365	3,277,516	$1.64

Six months ended June 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$5,329	3,276,079	$1.63
Shares includable	—	21	—

Diluted EPS	$5,329	3,276,100	$1.63

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

The amortized cost and fair value of investment securities at June 30, 2013 and December 31, 2012 are as follows:

Available-for-Sale

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$81,804	$422	$459	$81,767
Mortgage-backed securities	13,572	587	—	14,159
States & political subdivisions	52,974	2,686	17	55,643

Total Debt Securities	148,350	3,695	476	151,569
Equity securities	651	291	—	942

Total Available-for-Sale	$149,001	$3,986	$476	$152,511

Available-for-Sale

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$83,927	$757	$2	$84,682
Mortgage-backed securities	15,962	839	—	16,801
States & political subdivisions	53,846	4,991	—	58,837

Total Debt Securities	153,735	6,587	2	160,320
Equity securities	801	281	11	1,071

Total Available-for-Sale	$154,536	$6,868	$13	$161,391

Held-to-Maturity

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$11,965	$525	$—	$12,490
States & political subdivisions	7,742	14	709	7,047

Total Held-to-Maturity	$19,707	$539	$709	$19,537

Held-to-Maturity

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,819	$856	$—	$15,675
States & political subdivisions	1,083	16	—	1,099

Total Held-to-Maturity	$15,902	$872	$—	$16,774

Equity securities at June 30, 2013 and December 31, 2012 consisted primarily of common stock of companies in the financial services industry.

There were no proceeds involving available-for-sale debt securities for the six months ended June 30, 2013 and 2012.

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2013	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less:
U.S. Agency securities	$13,990	$14,055	$—	$—
States & political subdivisions	10	11	—	—
After one year through five years:
U.S. Agency securities	67,814	67,712	—	—
States & political subdivisions	130	131	—	—
After five years through ten years:
States & political subdivisions	2,122	2,277	869	882
After ten years:
States & political subdivisions	50,712	53,224	6,873	6,165

Subtotal	134,778	137,410	7,742	7,047
Mortgage-backed securities	13,572	14,159	11,965	12,490

Total Debt Securities	$148,350	$151,569	$19,707	$19,537

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 are as follows:

	Less than twelve months		Twelve months or more		Totals
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$41,214	$439	$3,125	$20	$44,339	$459
States & political subdivisions	8,362	726	—	—	8,362	726
Equities	—	—	—	—	—	—

Total	$49,576	$1,165	$3,125	$20	$52,701	$1,185

	Less than twelve months		Twelve months or more		Totals
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$3,169	$2	$—	$—	$3,169	$2
States & political subdivisions	—	—	—	—	—	—
Equities	141	9	48	2	189	11

Total	$3,310	$11	$48	$2	$3,358	$13

At June 30, 2013, twenty-four securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months. At December 31, 2012, four securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

NOTE 7 — Loans

Details regarding the Company’s loans are as follows:

As of:	June 30, 2013	December 31, 2012
Loans secured by real estate:
Construction and land development
Residential real estate	$1,320	$3,231
Commercial real estate	17,036	17,617
Secured by 1-4 family residential properties:
Revolving, open-end loans	28,718	29,947
Secured by first liens	200,899	194,324
Secured by junior liens	17,847	18,504
Secured by multi-family properties	17,456	15,906
Secured by non-farm, non-residential properties	208,996	199,879
Commercial and industrial loans to U.S. addressees	56,013	56,396
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	3,031	3,199
Other (installment and student loans, etc.)	49,732	49,199
Obligations of states & political subdivisions	28,616	22,586
All other loans	12,689	12,742

Gross Loans	642,353	623,530
Less: Unearned income on loans	—	—

Loans, net of unearned income	$642,353	$623,530

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists of residential and commercial mortgage loans secured by properties primarily located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of June 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$166	$5	$325	$496	$96,822	$97,318	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	17,036	17,036	—
Commercial real estate - other	211	353	323	887	208,109	208,996	9
Consumer:
Consumer - credit card	13	3	16	32	2,999	3,031	16
Consumer - other	4	—	4	8	5,315	5,323	—
Consumer - auto	112	38	10	160	33,697	33,857	—
Student loans - TERI	33	13	38	84	5,680	5,764	—
Student loans - other	58	3	74	135	4,653	4,788	74
Residential:
Residential - prime	2,887	645	2,505	6,037	260,203	266,240	603

Total	$3,484	$1,060	$3,295	$7,839	$634,514	$642,353	$702

Age Analysis of Past Due Loans

As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

Commercial	$23	$49	$304	$376	$91,348	$91,724	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	17,617	17,617	—
Commercial real estate - other	1,448	200	145	1,793	198,086	199,879	—
Consumer:
Consumer - credit card	16	1	25	42	3,157	3,199	25
Consumer - other	74	86	10	170	5,694	5,864	1
Consumer - auto	212	17	11	240	31,944	32,184	8
Student loans - TERI	77	43	19	139	5,749	5,888	—
Student loans - other	119	123	180	422	4,841	5,263	180
Residential:
Residential - prime	2,680	1,198	2,043	5,921	255,991	261,912	243

Total	$4,649	$1,717	$2,737	$9,103	$614,427	$623,530	$457

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

Pass 1 (Minimal Risk – Cash equivalent or exceptional credit)

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

Management has average to good experience with similar business activities and markets. The present venture appears to be well within management’s capacity. Management has depth, less formal but acceptable succession plan and limited turnover in key positions.

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

Credit Quality Indicators as of June 30, 2013

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$95,321	$17,036	$194,904
Criticized	872	—	7,154
Substandard	1,125	—	6,938

Total	$97,318	$17,036	$208,996

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$264,338	$3,031	$5,319	$33,847	$5,726	$4,788
Non-performing	1,902	—	4	10	38	—

Total	$266,240	$3,031	$5,323	$33,857	$5,764	$4,788

Credit Quality Indicators as of December 31, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$90,128	$17,399	$187,114
Criticized	876	218	6,222
Substandard	720	—	6,543

Total	$91,724	$17,617	$199,879

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$259,869	$3,174	$5,854	$32,173	$5,869	$5,083
Non-performing	2,043	25	10	11	19	180

Total	$261,912	$3,199	$5,864	$32,184	$5,888	$5,263

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

Impaired Loans

June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$314	$314	$—	$287	$—
Commercial	325	325	—	280	—
Consumer - TERI	38	38	—	61	—
Consumer - other	4	4	—	3	—
Consumer - auto	10	10	—	6	—
Residential real estate	1,437	1,437	—	1,047	—
With an allowance recorded:
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	1,443	1,443	300	1,445	38
Commercial	612	612	612	532	12
Residential real estate	665	665	262	1,233	6

Total:	$4,848	$4,848	$1,174	$4,894	$56

Commercial real estate	$1,757	$1,757	$300	$1,732	$38
Commercial	$937	$937	$612	$812	$12
Consumer	$52	$52	$—	$70	$—
Residential real estate	$2,102	$2,102	$262	$2,280	$6

Impaired Loans

December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$145	$145	$—	$201	$—
Commercial	304	304	—	152	—
Consumer - TERI	19	19	—	48	—
Consumer - other	9	9	—	5	—
Consumer - auto	3	3	—	15	—
Residential - real estate	928	928	—	1,152	—
With an allowance recorded:
Commercial real estate construction	—	—	—	—	—
Commercial real estate - other	2,015	2,015	550	2,104	114
Commercial	351	351	351	351	17
Residential real estate	1,497	1,497	325	1,040	44

Total:	$5,271	$5,271	$1,226	$5,068	$175

Commercial real estate	$2,160	$2,160	$550	$2,305	$114
Commercial	$655	$655	$351	$503	$17
Consumer	$31	$31	$—	$68	$—
Residential real estate	$2,425	$2,425	$325	$2,192	$44

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2013	December 31, 2012
Commercial	$325	$304
Commercial real estate:
Commercial real estate - construction	—	—
Commercial real estate - other	314	145
Consumer:
Student loans - TERI	38	19
Student loans - other	—	—
Consumer - other	4	9
Consumer - auto	10	3
Residential:
Residential real estate	1,902	1,800

Total	$2,593	$2,280

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the six months ended June 30, 2013 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950
Charge-offs	—	—	(72)	(207)	(45)	—	(324)
Recoveries	—	—	20	106	—	—	126
Provision	400	—	76	212	112	—	800

Ending balance 06/30/13	$1,199	$2,304	$564	$3,092	$393	$—	$7,552

Ending balance: Individually evaluated for impairment	612	300	—	262	—	—	1,174

Ending balance: Collectively evaluated for impairment	$587	$2,004	$564	$2,830	$393	$—	$6,378

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$97,318	$226,032	$49,732	$266,240	$3,031	$—	$642,353

Ending balance: Individually evaluated for impairment	937	1,757	52	2,102	—	—	4,848

Ending balance: Collectively evaluated for impairment	$96,381	$224,275	$49,680	$264,138	$3,031	$—	$637,505

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2012 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(78)	(33)	(235)	(431)	(40)	—	(817)
Recoveries	1	6	57	67	1	—	132
Provision	83	37	268	490	46	—	924

Ending balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950

Ending balance: Individually evaluated for impairment	351	550	—	325	—	—	1,226

Ending balance: Collectively evaluated for impairment	$448	$1,754	$540	$2,656	$326	$—	$5,724

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$91,724	$217,496	$49,199	$261,912	$3,199	$—	$623,530

Ending balance: Individually evaluated for impairment	655	2,160	31	2,425	—	—	5,271

Ending balance: Collectively evaluated for impairment	$91,069	$215,336	$49,168	$259,487	$3,199	$—	$618,259

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of June 30, 2013 and December 31, 2012; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$346

There were no troubled debt restructurings that subsequently defaulted during the six months ended June 30, 2013.

Modification

December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$351

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

Changes in the credit fair value adjustment on specific loans purchased are as follows:

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Commercial Loans:
Balance, December 31, 2012	$—	$—	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	—	—	—

Balance, June 30, 2013	$—	$—	$—

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Commercial Loans:
Balance, December 31, 2011	$211	$211	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	3	3	—

Balance, June 30, 2012	$208	$208	$—

NOTE 8 — Loan Servicing

The Company generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset within other assets and is being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum, exceed the fair value.

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

June 30,
2014	$212
2015	175
2016	138
2017	101
2018	65
Thereafter	28

Total	$719

NOTE 11 — Long-Term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at June 30, 2013 is as follows:

Monthly Installment	Fixed Rate	Floating Rate	Maturity Date	Balance
Amortizing loans
$ 18	2.66%		08/28/14	$246
67	3.44%		03/02/15	1,302
13	3.48%		03/31/15	273
10	3.83%		04/02/18	531
186	4.69%		03/13/23	17,481

Total amortizing				19,833

Non-amortizing loans
	2.36%		09/22/17	6,500
		1.84%	12/02/19	3,000
		1.48%	12/19/19	6,300

Total non-amortizing				15,800

Total long-term debt				$35,633

Aggregate maturities of long-term debt at June 30, 2013 are as follows:

June 30,	Principal
2014	$2,687
2015	2,308
2016	1,701
2017	1,781
2018	8,345
Thereafter	18,811

Total	$35,633

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

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Six months ended June 30,	2013	2012	2013	2012
Service cost	$—	$—	$21	$24
Interest cost	323	336	67	70
Expected return on plan assets	(413)	(404)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	90	68	58	55

Net periodic benefit cost	$—	$—	$146	$149

The Company previously disclosed in the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 that it expected to contribute $167 to its Employee’s Pension Plan and $295 to its Postretirement Life Insurance Plan in 2013. As of June 30, 2013, the Company expects to contribute $167 to its Employee’s Pension Plan and $291 to its Postretirement Life Insurance Plan during 2013. Readers should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further details on the Company’s defined benefit pension plan.

The Company sponsors a Retirement Profit Sharing 401(k) Plan for all eligible employees. The Company’s profit sharing expense for the six months ended June 30, 2013 and 2012 was $280 and $300, respectively.

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

There were awards of restricted stock in the amount of $50 during the six months ended June 30, 2013.

	Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2013	7,731	$38.80
Granted	1,335	37.45
Vested	—	—
Forfeited	—	—

Nonvested, June 30, 2013	9,066	$38.60

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

The Company recognized $33 of compensation expense for stock awards granted in the six months ended June 30, 2013. As of June 30, 2013, the Company had $277 of unrecognized compensation expense associated with restricted stock awards.

NOTE 14 — Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three months ended June 30, 2013 and 2012 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans	Total
Balance, March 31, 2013	$4,143	$(4,814)	$(671)
Current period change	(1,827)	—	(1,827)

Balance, June 30, 2013	$2,316	$(4,814)	$(2,498)

Balance, March 31, 2012	$3,998	$(4,204)	$(206)
Current period change	375	—	375

Balance, June 30, 2012	$4,373	$(4,204)	$169

Changes in each component of accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans	Total
Balance, December 31, 2012	$4,524	$(4,814)	$(290)
Current period change	(2,208)	—	(2,208)

Balance, June 30, 2013	$2,316	$(4,814)	$(2,498)

Balance, December 31, 2011	$3,926	$(4,204)	$(278)
Current period change	447	—	447

Balance, June 30, 2012	$4,373	$(4,204)	$169

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the periods indicated is as follows:

Three Months Ended June 30, 2013	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	$(2,744)	$933	$(1,811)
Reclassification adjustment for gains recognized in net income	(24)	8	(16)

Net unrealized losses	(2,768)	941	(1,827)

Other comprehensive income	$(2,768)	$941	$(1,827)

Three Months Ended June 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$629	$(214)	$415
Reclassification adjustment for gains recognized in net income	(61)	21	(40)

Net unrealized gains	568	(193)	375

Other comprehensive income	$568	$(193)	$375

Six Months Ended June 30, 2013	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	$(3,220)	$1,095	$(2,125)
Reclassification adjustment for gains recognized in net income	(125)	42	(83)

Net unrealized losses	(3,345)	1,137	(2,208)

Other comprehensive income	$(3,345)	$1,137	$(2,208)

Six Months Ended June 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$785	$(267)	$518
Reclassification adjustment for gains recognized in net income	(108)	37	(71)

Net unrealized gains	677	(230)	447

Other comprehensive income	$677	$(230)	$447

Note 15 — Fair Value Measurements

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level II – Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III – Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

Assets Measured at Fair Value on a Recurring Basis

A description of the valuation methodologies used for financial assets measured at fair value on a recurring basis, as well as the classification of the assets pursuant to the valuation hierarchy, are as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. The Company did not hold any instruments measured at fair value on a recurring basis using Level III inputs as of June 30, 2013. See Note 3 – Investment Securities for additional information.

Assets measured at fair value on a recurring basis are summarized as follows:

	June 30, 2013
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$81,767	$—	$81,767
Mortgage-backed securities:
Residential	—	14,159	—	14,159
States & political subdivisions:
Bank qualified tax exempt	—	55,643	—	55,643
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	942	—	—	942

Total securities available-for-sale	$942	$151,569	$—	$152,511

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$84,682	$—	$84,682
Mortgage-backed securities:
Residential	—	16,801	—	16,801
States & political subdivisions:
Bank qualified tax exempt	—	58,837	—	58,837
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,071	—	—	1,071

Total securities available-for-sale	$1,071	$160,320	$—	$161,391

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party valuation firm, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2012. Goodwill and other identifiable intangibles were not evaluated during the six months ended June 30, 2013 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At June 30, 2013 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $4,848 were reduced by a specific valuation allowance allocation totaling $1,174, to a total reported fair value of $3,674 based on collateral valuations utilizing Level III valuation inputs.

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

Certain assets measured at fair value on a non-recurring basis as of June 30, 2013 are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Balance Total
Assets
Core deposit intangible	$—	$—	$719	$719
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	3,674	3,674
Federal Home Loan Bank stock	—	—	3,132	3,132
Other real-estate owned	—	949	—	949
Preferred stock	—	—	660	660

Total non-financial assets	$—	$949	$34,583	$35,532

Certain assets measured at fair value on a non-recurring basis as of December 31, 2012 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Balance Total
Assets
Core deposit intangible	$—	$—	$838	$838
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,045	4,045
Federal Home Loan Bank stock	—	—	4,212	4,212
Other real-estate owned	—	656	—	656
Preferred stock	—	—	660	660

Total non-financial assets	$—	$656	$36,153	$36,809

A reconciliation of items in Level III for the six month period ended June 30, 2013 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153
Amortization of core deposit intangible	(119)	—	—	—	—	(119)
Increase in impaired loans	—	—	1,749	—	—	1,749
Decrease in impaired loans	—	—	(1,247)	—	—	(1,247)
Payments received	—	—	(873)	(1,080)	—	(1,953)
Purchases	—	—	—	—	—	—

Balance, June 30, 2013	$719	$26,398	$3,674	$3,132	$660	$34,583

A reconciliation of items in Level III for the year ended December 31, 2012 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$—	$35,333
Amortization of core deposit intangible	(268)	—	—	—	—	(268)
Increase in impaired loans	—	—	3,895	—	—	3,895
Decrease in impaired loans	—	—	(1,661)	—	—	(1,661)
Payments received	—	—	(1,065)	(1,581)	—	(2,646)
Purchases	—	—	—	840	660	1,500

Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at June 30, 2013 and December 31, 2012 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank-owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments are as follows:

	June 30, 2013				Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$36,760	$36,760	$—	$—	$36,760
Investment securities held-to-maturity	19,707	—	19,537	—	19,537
Loans, net	634,801	—	—	641,421	641,421
Bank-owned life insurance	17,855	—	17,855	—	17,855
Demand deposits	560,433	—	560,433	—	560,433
Time deposits	172,701	—	174,327	—	174,327
Short-term borrowings	8,188	—	8,188	—	8,188
Long-term borrowings	35,633	—	36,850	—	36,850

Standby Letters of Credit	$(176)	$—	$—	$(176)	$(176)

	December 31, 2012				Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,844	$47,844	$—	$—	$47,844
Investment securities held-to-maturity	15,902	—	16,774	—	16,774
Loans, net	616,580	—	—	627,712	627,712
Bank-owned life insurance	17,616	—	17,616	—	17,616
Demand deposits	546,734	—	546,734	—	546,734
Time deposits	175,214	—	178,037	—	178,037
Short-term borrowings	8,019	—	8,019	—	8,019
Long-term borrowings	45,397	—	48,625	—	48,625

Standby Letters of Credit	$(144)	$—	$—	$(144)	$(144)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of June 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2013, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of June 30, 2013, the Company and Bank had capital levels that were in excess of the minimum capital level ratios required to pay dividends.

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

Actual				Regulatory Requirements
				For Capital					To Be
				Adequacy Purposes					“Well Capitalized”
As of June 30, 2013	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$111,959	17.78%	≥		$50,376	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$108,035	17.17%	≥		$50,330	≥	8.0%	≥	$62,913	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$104,276	16.56%	≥		$25,188	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$100,483	15.97%	≥		$25,165	≥	4.0%	≥	$37,748	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$104,276	11.66%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$100,483	11.29%	≥	$	*	≥	*	≥	$44,487	≥	5.0%

PFSC – *3.0% ($26,829), 4.0% ($35,772) or 5.0% ($44,715) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB – *3.0% ($26,692), 4.0% ($35,590) or 5.0% ($44,487) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital					To Be
				Adequacy Purposes					“Well Capitalized”
As of December 31, 2012	Amount	Ratio		Amount			Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)
PFSC (Company)	$109,978	17.96%	≥		$48,994	≥	8.0%	≥	N/A	≥	N/A
PSB (Bank)	$106,135	17.35%	≥		$48,934	≥	8.0%	≥	$61,167	≥	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$102,906	16.80%	≥		$24,497	≥	4.0%	≥	N/A	≥	N/A
PSB (Bank)	$99,185	16.22%	≥		$24,467	≥	4.0%	≥	$36,700	≥	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$102,906	11.50%	≥	$	*	≥	*	≥	N/A	≥	N/A
PSB (Bank)	$99,185	11.14%	≥	$	*	≥	*	≥	$44,526	≥	5.0%

PFSC – *3.0% ($26,850), 4.0% ($35,799) or 5.0% ($44,749) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB – *3.0% ($26,716), 4.0% ($35,621) or 5.0% ($44,526) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Note 17 — Post-retirement Life Insurance Benefit

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

Note 18 — Agreement and Plan of Merger

On June 28, 2013, the Company announced it had entered into a merger agreement with Peoples Financial Services Corp (“Peoples”), pursuant to which the Company will merge with and into Peoples. The merger agreement provides that shareholders of the Company will receive a fixed ratio of 1.3636 shares of Peoples common stock for each outstanding share of the Company’s common stock, subject to adjustment upon the occurrence of certain events described in the merger agreement. The transaction has been unanimously approved by the boards of directors of each of the Company and Peoples. The transaction is subject to the receipt of shareholder approval from the shareholders of both the Company and Peoples, regulatory approvals and other customary closing conditions.

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

In addition to these risks, acquisitions and business combinations – such as the business combination currently proposed between Penseco Financial Services Corporation and Peoples Financial Services Corp. – present risks other than those presented by the nature of the business acquired. Acquisitions and business combinations may be substantially more expensive to complete than originally anticipated, and the anticipated benefits may be significantly harder – or take longer – to achieve than expected. As regulated financial institutions, our pursuit of attractive acquisition and business combination opportunities could be negatively impacted by regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired or combined business may cause reputational harm to the Company or Peoples following the acquisition or combination, and integration of the acquired or combined business with ours may result in additional future costs arising as a result of those issues.

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

The following commentary provides an overview of the financial condition at June 30, 2013, including any significant changes from December 31, 2012, and significant changes in the results of our operations for the three and six month periods ended June 30, 2013 and June 30, 2012.

Agreement and Plan of Merger

On June 28, 2013, the Company announced it had entered into a merger agreement with Peoples, pursuant to which the Company will merge with and into Peoples. The merger agreement provides that shareholders of the Company will receive a fixed ratio of 1.3636 shares of Peoples common stock for each outstanding share of the Company’s common stock, subject to adjustment upon the occurrence of certain events described in the merger agreement. Upon closing of the transaction, the Company’s shareholders are expected to own approximately 59% of the common stock in the combined company and Peoples shareholders are expected to own approximately 41%. As of June 30, 2013, Peoples had consolidated total assets, net loans, total deposits, and total shareholders’ equity of $689.0 million, $492.2 million, $596.9 million, and $67.6 million, respectively. Upon completion of the merger, the combined company is expected to have approximately $1.6 billion in assets. The transaction has been unanimously approved by the board of directors of both the Company and Peoples. The transaction is subject to the receipt of shareholder approval from the shareholders of both the Company and Peoples, regulatory approvals and other customary closing conditions, and is expected to be completed in the fourth quarter of 2013.

The Company believes that the successful completion of the merger will present an opportunity to generate greater earnings per share for Penseco shareholders and will better position the company for future growth than the Company could achieve by remaining independent. We expect the merger will create a larger, more profitable company that can better serve the consumer and business segments that we target in our footprint.

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

Goodwill – Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a Step One Test, a professional evaluation of the Company as of December 31, 2012. The Company practice is currently to perform a Step One Test every other year and a Qualitative Test in the alternate years. The 2012 test was performed on this basis and not as a result of any qualitative factor indicating potential impairment. The evaluation considered both income and market approaches. Market conditions that could negatively impact the value of goodwill in the future are those set forth in the Risk Factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management has determined that the carrying value of goodwill was not impaired at December 31, 2012. Goodwill and other identifiable intangibles were not evaluated during the six months ended June 30, 2013 as a result of management’s determination that no evidence of impairment was present.

Depreciation – Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

Comparison of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income	$8,737	$9,480	$17,627	$19,148
Interest Expense	961	1,407	1,994	2,888

Net Interest Income	7,776	8,073	15,633	16,260

Provision for loan and lease losses	500	114	800	306

Non-Interest Income	3,057	2,622	5,883	5,516

Non-Interest Expenses	6,856	7,261	13,981	14,601

Net Income	$2,844	$2,599	$5,365	$5,329

Total Revenue (1)	$11,794	$12,102	$23,510	$24,664

Net Interest Margin (2)	3.87%	4.08%	3.92%	4.09%
Return on Assets (ROA)	1.22%	1.13%	1.16%	1.15%
Return on Equity (ROE)	8.48%	8.01%	8.01%	8.24%

(1)	Total revenue is the sum of interest income and non-interest income.
(2)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets.

The Company reported net income for the three months ended June 30, 2013 of $2,844, an increase of $245, or 9.4%, to $0.87 per basic and diluted weighted average share, compared with $2,599, or $0.79 per basic and diluted weighted average share, from the year ago period. Net interest income decreased $297, or 3.7%. Net interest income, after provision for loan and lease losses, decreased $683, or 8.6%, during the 2013 period, due to a decrease in interest income of $743, or 7.8%, and an increase in the provision for loan and lease losses of $386, offset by a decrease in interest expense of $446, or 31.7%, from lower funding costs. Non-interest income increased $435, or 16.6%, largely due to increased other operating income from a one-time bank-owned life insurance death benefit of $468. Non-interest expenses decreased $405, or 5.6%.

The Company reported net income for the six months ended June 30, 2013 of $5,365, an increase of $36, or 0.7%, to $1.64 per basic and diluted weighted average share, compared with $5,329, or $1.63 per basic and diluted weighted average share, from the year ago period. Net interest income decreased $627, or 3.9%. Net interest income, after provision for loan and lease losses, decreased $1,121, or 7.0%, during the 2013 period, due to a decrease in interest income of $1,521, or 7.9%, and an increase in the provision for loan and lease losses of $494, offset by a decrease in interest expense of $894, or 31.0%, from lower funding costs. The decrease in interest income for the three and six months ended June 30, 2013 was primarily attributable to investment and loan cash flows being reinvested at historically low yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income increased $367, or 6.7%, largely due to increased other operating income from a one-time bank-owned life insurance death benefit of $468. Non-interest expenses decreased $620, or 4.2%.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Merger included in the Company’s financial results during the periods indicated.

	Three Months Ended
	June 30, 2013	June 30, 2012
Homogeneous loan pools (interest income)	$78	$98
Time deposits (interest expense)	1	7
Core deposit intangible expense (other operating expense)	(37)	(42)

Net income from acquisition fair value adjustment	$42	$63

	Six Months Ended
	June 30, 2013	June 30, 2012
Homogeneous loan pools (interest income)	$174	$219
Time deposits (interest expense)	4	18
Core deposit intangible expense (other operating expense)	(79)	(91)

Net income from acquisition fair value adjustment	$99	$146

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

Net interest income decreased $297, or 3.7%, to $7,776 for the three months ended June 30, 2013, compared to $8,073 for the three months ended June 30, 2012. The average yield on interest-earning assets decreased 43 basis points, or 9.1%, to 4.32%, on a tax-equivalent basis.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income, as adjusted to account for tax-exempt investments and loans, divided by average interest-earning assets. For the three months ended June 30, 2013, net interest margin decreased 21 basis points, to 3.87%, from 4.08% in the corresponding period of 2012.

Average interest-earning assets increased $11.3 million, or 1.3%, from $848.0 million for the three months ended June 30, 2012 to $859.3 million for the corresponding period in 2013. Average interest-bearing liabilities decreased $4.2 million, or 0.7%, from $643.1 million for the three months ended June 30, 2012, to $638.9 million over the corresponding 2013 period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), increased for the three months ended June 30, 2013 and 2012, respectively, to 94.0% from 93.7%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the three months ended June 30, 2013 and 2012. Average loans as a percentage of average interest-earning assets decreased from 75.3% for the three months ended June 30, 2012 to 74.6% for the corresponding period in 2013. Average investment securities decreased $14.4 million, or 7.7%, period over period, and as a percentage of interest-earning assets, decreased to 20.2% for the three months ended June 30, 2013 from 22.1% for the three months ended June 30, 2012. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average interest-earning assets to 5.2% for the three months ended June 30, 2013 from 2.5% for the three months ended June 30, 2012. Average savings deposits increased $5.4 million, or 4.3%. Average time deposits decreased $27.6 million, or 13.7%, from $201.7 million, or 31.4%, of interest-bearing liabilities for the three months ended June 30, 2012 to $174.1 million, or 27.3%, of interest-bearing liabilities for the corresponding period of 2013, due primarily to the redemption of brokered certificates of deposit. Also, during the three months ended June 30, 2013, average securities sold under agreements to repurchase decreased $1.3 million, or 13.3%, and average long-term borrowings decreased $16.9 million, or 31.9%. Average demand non-interest bearing deposits increased $9.7 million, or 7.1%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 24 basis points from 3.49% for the three months ended June 30, 2012 to 3.25% for the three months ended June 30, 2013. Also, average loan yields decreased 38 basis points from 5.27% for the three months ended June 30, 2012 to 4.89% for the three months ended June 30, 2013.

Interest expense for the three months ended June 30, 2013 totaled $961, compared to $1,407 in the corresponding 2012 period, a decrease of $446 or 31.7%. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2013 decreased to 0.60%, compared to 0.88% in 2012.

The average time deposit costs decreased 25 basis points from 1.34% for the three months ended June 30, 2012 to 1.09% for the three months ended June 30, 2013. In addition, the average cost of money market accounts decreased 11 basis points from 0.34% for the three months ended June 30, 2012 to 0.23% for the three months ended June 30, 2013.

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

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended June 30, 2013 and June 30, 2012.

	June 30, 2013			June 30, 2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$97,385	$296	1.22%	$105,169	$430	1.64%
States & political subdivisions	57,841	606	6.35%	60,941	650	6.47%
Other	875	13	5.94%	1,061	12	4.52%
Held-to-maturity:
U.S. Agency obligations	12,713	118	3.71%	19,192	185	3.86%
States & political subdivisions	4,463	40	5.47%	1,339	17	7.77%
Loans, net of unearned income:(2)
Real estate mortgages	281,404	3,268	4.65%	290,395	3,379	4.65%
Commercial real estate	205,374	2,119	4.13%	189,955	2,304	4.85%
Commercial	58,295	761	5.22%	56,922	765	5.38%
Consumer and other	96,079	1,485	7.05%	101,461	1,731	7.75%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	3,279	3	0.37%	5,356	1	0.07%
Interest on balances with banks	41,604	28	0.27%	16,162	6	0.15%

Total Interest-Earning Assets/
Total Interest Income	859,312	$8,737	4.32%	847,953	$9,480	4.75%

Cash and due from banks	5,335			5,261
Bank premises and equipment	14,992			14,231
Accrued interest receivable	2,723			3,026
Goodwill	26,398			26,398
Bank-owned life insurance	17,783			17,284
Other assets	13,406			16,057
Less: Allowance for loan and lease losses	7,077			6,819

Total Assets	$932,872			$923,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$108,860	$53	0.19%	$93,548	$57	0.24%
Savings	130,229	19	0.06%	124,783	44	0.14%
Money markets	181,255	105	0.23%	159,329	135	0.34%
Time - Over $100	83,492	259	1.24%	82,132	300	1.46%
Time - Other	90,635	214	0.94%	119,602	378	1.26%
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase	8,490	6	0.28%	9,775	8	0.33%
Short-term borrowings	—	—	—	960	1	0.42%
Long-term borrowings	35,985	305	3.39%	52,941	484	3.66%

Total Interest Bearing Liabilities/
Total Interest Expense	638,946	$961	0.60%	643,070	$1,407	0.88%

Demand - Non-interest bearing	145,757			136,102
All other liabilities	14,061			14,505
Stockholders’ equity	134,108			129,714

Total Liabilities and Stockholders’ Equity	$932,872			$923,391

Interest Spread			3.72%			3.87%

Net Interest Income		$7,776			$8,073

FINANCIAL RATIOS
Net interest margin (1)			3.87%			4.08%
Return on average assets			1.22%			1.13%
Return on average equity			8.48%			8.01%
Average equity to average assets			14.38%			14.05%
Dividend payout ratio			48.28%			53.16%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment, based on a 34% tax rate, is made to interest income. This adjustment increased interest income by $541 and $579 for the three months ended June 30, 2013 and 2012, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.
(2)	Non-accrual loan balances are included in their respective loan categories.

Net interest income decreased $627, or 3.9%, to $15,633 for the six months ended June 30, 2013, compared to $16,260 for the six months ended June 30, 2012. The average yield on interest-earning assets decreased 38 basis points, or 8.0%, to 4.39%, on a tax-equivalent basis.

For the six months ended June 30, 2013, net interest margin decreased 17 basis points, to 3.92%, from 4.09% in the corresponding period of 2012.

Average interest-earning assets remained unchanged from $851.9 million for the six months ended June 30, 2013 and 2012, respectively and average interest-bearing liabilities decreased $13.1 million, or 2.0%, from $645.2 million for the six months ended June 30, 2012, to $632.1 million over the corresponding 2013 period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), increased slightly for the six months ended June 30, 2013 and 2012, respectively, to 94.0% from 93.9%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the six months ended June 30, 2013 and 2012. Average loans as a percentage of average interest-earning assets remained relatively unchanged from 74.8% for the six months ended June 30, 2012 to 74.7% for the corresponding period in 2013. Average investment securities decreased $15.4 million, or 8.1%, period over period, and as a percentage of interest-earning assets, decreased to 20.5% for the six months ended June 30, 2013 from 22.3% for the six months ended June 30, 2012. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average interest-earning assets to 4.9% for the six months ended June 30, 2013 from 2.9% for the six months ended June 30, 2012. Average savings deposits increased $5.5 million, or 4.5%. Average time deposits decreased $32.0 million, or 15.5%, from $206.3 million, or 32.0%, of interest-bearing liabilities for the six months ended June 30, 2012 to $174.3 million, or 27.6%, of interest-bearing liabilities for the corresponding period of 2013, due primarily to the redemption of brokered certificates of deposit. Also, during the six months ended June 30, 2013, average securities sold under agreements to repurchase decreased $2.1 million, or 21.4%, and average long-term borrowings decreased $15.8 million, or 28.9%. Average demand non-interest bearing deposits increased $7.5 million, or 5.4%.

Shifts in the interest rate environment to lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 34 basis points from 3.56% for the six months ended June 30, 2012 to 3.22% for the six months ended June 30, 2013. Also, average loan yields decreased 33 basis points from 5.31% for the six months ended June 30, 2012 to 4.98% for the six months ended June 30, 2013.

Interest expense for the six months ended June 30, 2013 totaled $1,994, compared to $2,888 in the corresponding 2012 period, a decrease of $894 or 31.0%. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2013 decreased to 0.63%, compared to 0.90% in 2012.

The average time deposit costs decreased 20 basis points from 1.32% for the six months ended June 30, 2012 to 1.12% for the six months ended June 30, 2013. In addition, the average cost of money market accounts decreased 12 basis points from 0.35% for the six months ended June 30, 2012 to 0.23% for the six months ended June 30, 2013.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the six months ended June 30, 2013 and June 30, 2012.

	June 30, 2013			June 30, 2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$98,683	$607	1.23%	$104,120	$855	1.64%
States & political subdivisions	58,208	1,210	6.30%	62,548	1,340	6.49%
Other	963	29	6.02%	1,384	26	3.76%
Held-to-maturity:
U.S. Agency obligations	13,405	246	3.67%	20,097	399	3.97%
States & political subdivisions	3,052	59	5.83%	1,575	42	8.13%
Loans, net of unearned income:(2)
Real estate mortgages	280,112	6,629	4.73%	293,676	7,231	4.92%
Commercial real estate	202,594	4,168	4.11%	187,837	4,427	4.71%
Commercial	57,510	1,683	5.85%	55,661	1,486	5.34%
Consumer and other	95,772	2,940	7.01%	100,262	3,322	7.54%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	3,614	6	0.33%	5,278	3	0.11%
Interest on balances with banks	38,009	50	0.26%	19,462	17	0.17%

Total Interest-Earning Assets/
Total Interest Income	851,922	$17,627	4.39%	851,900	$19,148	4.77%

Cash and due from banks	5,469			5,395
Bank premises and equipment	15,036			13,968
Accrued interest receivable	2,705			3,030
Goodwill	26,398			26,398
Bank-owned life insurance	17,724			16,818
Other assets	13,143			14,017
Less: Allowance for loan and lease losses	6,985			6,752

Total Assets	$925,412			$924,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$107,436	$109	0.20%	$90,968	$122	0.27%
Savings	128,456	37	0.06%	122,959	99	0.16%
Money markets	175,271	200	0.23%	159,474	283	0.35%
Time - Over $100	82,603	524	1.27%	83,035	612	1.47%
Time - Other	91,701	451	0.98%	123,280	754	1.22%
Federal funds purchased	—	—	—	50	—	—
Securities sold under agreements to repurchase	7,717	10	0.26%	9,775	16	0.33%
Short-term borrowings	—	—	—	978	2	0.41%
Long-term borrowings	38,910	663	3.41%	54,692	1,000	3.66%

Total Interest Bearing Liabilities/
Total Interest Expense	632,094	$1,994	0.63%	645,211	$2,888	0.90%

Demand - Non-interest bearing	145,375			137,948
All other liabilities	14,040			12,219
Stockholders’ equity	133,903			129,396

Total Liabilities and Stockholders’ Equity	$925,412			$924,774

Interest Spread			3.76%			3.87%

Net Interest Income		$15,633			$16,260

FINANCIAL RATIOS
Net interest margin (1)			3.92%			4.09%
Return on average assets			1.16%			1.15%
Return on average equity			8.01%			8.24%
Average equity to average assets			14.47%			13.99%
Dividend payout ratio			51.22%			51.53%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment, based on a 34% tax rate, is made to interest income. This adjustment increased interest income by $1,072 and $1,169 for the six months ended June 30, 2013 and 2012, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.
(2)	Non-accrual loan balances are included in their respective loan categories.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During the six months ended June 30, 2013, the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was 9.3% in May 2013. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank’s historical analysis of loss factors considers the current trends in local economic conditions affecting the Bank. This methodology is designed to address deterioration in local economic conditions and to provide the Bank with the most current information available for estimating the allowance for loan and lease losses. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 77% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area, over the past three years. The Bank’s provision for loan and lease losses for the quarter ended June 30, 2013 was allocated primarily to commercial portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “Notes to Unaudited Financial Statements – Note 7”.

Management continues to focus on trends in real estate delinquencies related to the poor local labor and housing markets in determining the allowance for loan and lease losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan and lease loss methodology with actual losses incurred.

Based on this methodology, management made a provision for loan and lease losses of $800 for the six month period ended June 30, 2013, compared to a $306 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $7,552 at June 30, 2013 compared to $6,938 at June 30, 2012. For the twelve months ended December 31, 2012, the provision for loan and lease losses was $924, resulting in an allowance for loan and lease losses of $6,950 at December 31, 2012.

The provision for loan and lease losses and certain ratios at the dates or for the periods indicated are as follows:

	At and For The Six Months Ended June 30, 2013	At and For The Twelve Months Ended December 31, 2012	At and For The Six Months Ended June 30, 2012
Provision for loan and lease losses	$800	$924	$306
Period end allowance for loan and lease losses to non-performing loans	291.25%	304.82%	344.83%
Non-performing loans to period end loans	0.40%	0.37%	0.31%
Ratio of charged-off loans to average outstanding loans	0.05%	0.13%	0.02%
Ratio of foreclosed loans to average outstanding loans	0.16%	0.18%	0.11%

	At and For The Six Months Ended June 30, 2013		At and For The Twelve Months Ended December 31, 2012		At and For The Six Months Ended June 30, 2012
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$324	45	$817	65	$131	24
Foreclosures completed	1,007	8	1,138	12	715	8
Non-performing loans	2,593	45	2,280	68	2,012	72

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring (TDR) as of June 30, 2013 and December 31, 2012; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	June 30, 2013	December 31, 2012
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$346	$351
Restructured Loans Included in Non-Accrual Loans or Accruing Loans
Past Due 90 Days or More	—	—

Total Restructured Loans	$346	$351

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

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial, commercial real estate and municipal loans in the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At June 30, 2013, management believes the allowance for loan and lease losses was adequate to absorb probable loan and lease losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended June 30, 2013 and June 30, 2012, respectively:

Three Months Ended:	June 30, 2013	June 30, 2012
Trust department income	$403	$341
Service charges on deposit accounts	487	468
Merchant transaction income	918	891
Brokerage fee income	100	84
Other fee income	505	461
Bank-owned life insurance income	120	131
Other operating income	500	177
Realized gains (losses) on securities, net	24	69

Total Non-Interest Income	$3,057	$2,622

Total non-interest income increased $435, or 16.6%, to $3,057 for the three months ended June 30, 2013, compared with $2,622 for the corresponding period in 2012. This increase was primarily attributable to an increase of $323 in other operating income due mostly to a one-time bank-owned life insurance death benefit of $468, an increase of $62 in trust department income, and an increase of $44 in other fee income, offset by a $45 decrease in net realized gains on securities.

The following table sets forth information by category of non-interest income for the Company for the six months ended June 30, 2013 and June 30, 2012, respectively:

Six Months Ended:	June 30, 2013	June 30, 2012
Trust department income	$794	$703
Service charges on deposit accounts	954	927
Merchant transaction income	1,949	2,098
Brokerage fee income	190	141
Other fee income	906	864
Bank-owned life insurance income	239	249
Other operating income	726	418
Realized gains (losses) on securities, net	125	116

Total Non-Interest Income	$5,883	$5,516

Total non-interest income increased $367, or 6.7%, to $5,883 for the six months ended June 30, 2013, compared with $5,516 for the corresponding period in 2012. This increase was primarily attributable to an increase of $308 in other operating income due mostly to a one-time bank-owned life insurance death benefit of $468, an increase of $91 in trust department income and a $49 increase in brokerage fee income, offset by a $149 decrease in merchant transaction income.

Non-Interest Expenses

The following table sets forth information by category of non-interest expense for the Company for the three months ended June 30, 2013 and June 30, 2012, respectively:

Three Months Ended:	June 30, 2013	June 30, 2012
Salaries and employee benefits	$3,492	$3,490
Premises and equipment	701	715
Merchant transaction expenses	582	596
FDIC insurance assessments	11	120
Other operating expenses	2,070	2,340

Total Non-Interest Expenses	$6,856	$7,261

Total non-interest expenses decreased $405, or 5.6%, to $6,856 for the three months ended June 30, 2013 compared with $7,261 for the corresponding period in 2012. This decrease was attributable to a $270 decrease in other operating expenses resulting from a $55 reduction in Pennsylvania shares tax expense, in addition to a $109 decrease in FDIC insurance assessments from the refund of the pre-paid FDIC insurance assessment.

The following table sets forth information by category of non-interest expense for the Company for the six months ended June 30, 2013 and June 30, 2012, respectively:

Six Months Ended:	June 30, 2013	June 30, 2012
Salaries and employee benefits	$7,075	$7,204
Premises and equipment	1,502	1,552
Merchant transaction expenses	1,207	1,327
FDIC insurance assessments	129	230
Other operating expenses	4,068	4,288

Total Non-Interest Expenses	$13,981	$14,601

Total non-interest expenses decreased $620, or 4.2%, to $13,981 for the six months ended June 30, 2013 compared with $14,601 for the corresponding period in 2012. This decrease was attributable to a $129 decrease in salaries and employee benefits due to lower compensation expenses. Merchant transaction expenses decreased $120, due to lower volume. FDIC insurance assessments decreased $101 from the refund of the pre-paid FDIC insurance assessment. Also, other operating expenses decreased $220, resulting mostly from a $167 reduction in Pennsylvania shares tax expense and reduced legal and professional fees.

Income Taxes

Applicable income taxes decreased $88, or 12.2%, and $170, or 11.0%, primarily due to lower taxable income for the three months and six months ended June 30, 2013, respectively.

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

The following table presents the carrying value, by security type, for the Company’s investment portfolio:

	June 30, 2013	December 31, 2012
U.S. Agency obligations	$81,767	$84,682
Mortgage-backed securities	26,124	31,620
States & political subdivisions	63,385	59,920

Total Debt Securities	171,276	176,222
Equity Securities	942	1,071

Total Investment Securities	$172,218	$177,293

Loan Portfolio

Details regarding the Company’s loan portfolio for the periods indicated are as follows:

As of:	June 30, 2013	December 31, 2012
Construction and land development
Residential real estate	$1,320	$3,231
Commercial real estate	17,036	17,617
Residential real estate	264,920	258,681
Commercial real estate	208,996	199,879
Commercial loans	56,013	56,396
Credit card and related plans	3,031	3,199
Other (installment and student loans, etc.)	49,732	49,199
Obligations of states & political subdivisions	28,616	22,586
All other loans	12,689	12,742

Loans, net of unearned income	642,353	623,530
Less: Allowance for loan and lease losses	7,552	6,950

Loans, net	$634,801	$616,580

The Company did not purchase any loans during the six months ended June 30, 2013, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2013 were primarily residential real estate and commercial real estate.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 77% of total loans at June 30, 2013 and December 31, 2012. Economic conditions and recessionary concerns over the past several years have resulted in lower levels of loan demand. The decline in loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is maintained at an amount that management believes is adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at June 30, 2013. Management uses available information to estimate probable losses on loans;

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

The allowance for loan and lease losses as a percentage of loans was 1.18% at June 30, 2013, compared to 1.11% at December 31, 2012 and 1.09% at June 30, 2012.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The national unemployment rate was 7.6% while the statewide unemployment rate stood at 7.5% and the Scranton/Wilkes-Barre metropolitan area unemployment rate was 9.3% for May 2013. The region still leads the state’s 14 metro areas with the highest unemployment rate for the thirty-eighth consecutive month, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

The high unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio, even as average home prices increased 11.6% for the twelve months ending in April 2013, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	June 30, 2013	December 31, 2012	June 30, 2012
Non-accrual loans
Residential real estate	$1,902	$1,800	$1,386
Commercial real estate	314	145	145
Commercial loans	325	304	423
Consumer loans	52	31	58

Total non-performing loans	$2,593	$2,280	$2,012

Other real estate owned	949	656	726

Total non-performing assets	$3,542	$2,936	$2,738

Loans past due 90 days or more and accruing:
Residential real estate	$603	$243	$1,447
Commercial real estate	9	—	—
Guaranteed student loans	74	180	96
Credit card loans	16	25	12
Commercial loans	—	—	—
Consumer loans	—	9	1

Total loans past due 90 days or more and accruing	$702	$457	$1,556

Non-performing loans to period end loans	0.40%	0.37%	0.31%
Non-performing assets to period end assets	0.39%	0.32%	0.30%
Total loans past due 90 days or more and accruing to period end loans	0.11%	0.07%	0.24%

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

In 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2013, the Company had $6,036 of TERI-guaranteed loans out of a total student loan portfolio of $11,565. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of June 30, 2013, $38 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,593 and $2,012 at June 30, 2013 and 2012, respectively. If interest on non-accrual loans had been accrued, such income would have been $100 and $72 for the six months ended June 30, 2013 and June 30, 2012, respectively. No interest income on non-accrual loans was received in the six months ended June 30, 2013 and June 30, 2012. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

As of June 30, 2013, our non-performing loans were comprised of forty-four loans of which nine loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each.

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

As of June 30, 2013, the Company had total impaired loans of $4,848. Of the total allowance for loan and lease losses, $1,174 was specifically related to these impaired loans at June 30, 2013.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Three Months Ended:	June 30, 2013	June 30, 2012
Balance at beginning of period	$7,110	$6,811
Charge-offs:
Residential real estate mortgages	51	—
Commercial real estate	—	—
Commercial loans	—	—
Credit card and related plans	18	10
Installment loans	33	20

Total charge-offs	102	30

Recoveries:
Residential real estate mortgages	41	—
Commercial real estate	—	—
Commercial loans	—	—
Credit card and related plans	—	—
Installment loans	3	43

Total recoveries	44	43

Net charge-offs (recoveries)	58	(13)

Provision charged to operations	500	114

Balance at End of Period	$7,552	$6,938

Ratio of net charge-offs (recoveries) to average outstanding loans	0.01%	0.00%

Six Months Ended:	June 30, 2013	June 30, 2012
Balance at beginning of period	$6,950	$6,711
Charge-offs:
Residential real estate mortgages	207	—
Commercial real estate	—	33
Commercial loans	—	5
Credit card and related plans	45	18
Installment loans	72	75

Total charge-offs	324	131

Recoveries:
Residential real estate mortgages	106	1
Commercial real estate	—	5
Commercial loans	—	—
Credit card and related plans	—	—
Installment loans	20	46

Total recoveries	126	52

Net charge-offs (recoveries)	198	79

Provision charged to operations	800	306

Balance at End of Period	$7,552	$6,938

Ratio of net charge-offs (recoveries) to average outstanding loans	0.03%	0.01%

The allowance for loan and lease losses at June 30, 2013 was $7,552, or 1.18%, of total loans compared to $6,938 or 1.09% of total loans at June 30, 2012.

The allowance for loan and lease losses was allocated as follows:

As of:	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	% *	Amount	% *	Amount	% *
Residential real estate	$3,092	41%	$2,981	42%	$2,856	42%
Commercial real estate and all others	3,503	50%	3,103	49%	3,148	49%
Credit card and related plans	393	1%	326	1%	340	1%
Personal installment loans	564	8%	540	8%	594	8%

Total	$7,552	100%	$6,950	100%	$6,938	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

As of June 30, 2013, the total of the allowance for loan and lease losses was $7,552. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

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

Other Real Estate Owned

The Bank has six properties in other real estate owned as of June 30, 2013 with a value of $949 compared to $656 at December 31, 2012 and $726 at June 30, 2012. Of the six properties two are commercial with a carrying value of $756 and the remaining four properties are residential. The Bank had seven residential properties in other real estate owned on December 31, 2012. As of June 30, 2012, the Bank had eight properties in other real estate owned. Of the eight properties, one was commercial with a carrying value of $100; the remaining seven properties were residential.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	June 30, 2013	December 31, 2012
Demand - Non-interest bearing	$146,583	$151,121
Demand - Interest bearing	105,467	102,722
Savings	132,487	126,618
Money markets	175,897	166,273
Time - Over $100,000	83,063	81,855
Time - Other	89,637	93,359

Total Deposits	$733,134	$721,948

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

As of June 30 2013, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $25.2 million. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. There was no balance outstanding as of June 30, 2013 and December 31, 2012, respectively. The brokered certificates of deposit issued are generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding.

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

The Bank offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Bank also has long-term debt outstanding to the FHLB, originated in prior years. At June 30, 2013, the Bank had $201,535 of available borrowing capacity with the FHLB, a borrower-in-custody (BIC) line of credit of $32,650 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Federal Reserve discount window of $11,234, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

Regulatory Matters

The new Basel III capital rules for community banks will begin transitioning on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas the capital conversion buffer and the deductions from common equity tier 1 capital phase in over time.

The new rule takes important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The new Basel III rule will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The federal banking agencies have carefully considered the potential impacts on all banking organizations, including community banking organizations, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework.

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

The Company’s total risk-based capital ratio was 17.78% at June 30, 2013. The Bank’s total risk-based capital ratio was 17.17% at June 30, 2013; this is more than the 10.00% ratio that Federal regulators use as the “well capitalized”

threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

Management believes that the following information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors. The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	June 30, 2013	December 31, 2012	June 30, 2012
Loans, net of unearned income	$642,353	$623,530	$638,970
Credit fair value adjustment on purchased loans	900	1,209	1,797

Total adjusted loans	$643,253	$624,739	$640,767

	June 30, 2013	December 31, 2012	June 30, 2012
Allowance for loan and lease losses	$7,552	$6,950	$6,938
Credit fair value adjustment on purchased loans	900	1,209	1,797

Total adjusted allowance	$8,452	$8,159	$8,735

Total adjusted allowance to adjusted loans	1.31%	1.31%	1.36%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings.

None.

Item 1A — Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on March 14, 2013, except for the following risk factors which have been amended or added since December 31, 2012.

We will be subject to business uncertainties and contractual restrictions while the merger with Peoples is pending.

Uncertainties about the effect of our pending merger with Peoples on our business may have an adverse effect on us. These uncertainties may also impair our ability to attract, retain and motivate strategic personnel until the merger is consummated, and could cause our customers and others that deal with us to seek to change their existing business relationship, which could negatively impact the combined bank upon consummation of the merger. In addition, the merger agreement restricts us from taking certain specified actions without Peoples’ consent until the merger is consummated. These restrictions may prevent us from pursuing or taking advantage of attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement limits our ability to pursue alternatives to the merger with Peoples.

The merger agreement contains terms and conditions that make it more difficult for us to engage in a business combination with a party other than Peoples. Subject to limited exceptions, we are required to convene a special meeting of shareholders and our board of directors is required to recommend approval of the merger agreement. If our board of directors determines to accept a superior acquisition proposal from a competing third party, we will be obligated to pay a $3.7 million termination fee to Peoples. A competing third party may be discouraged from considering or proposing a business combination with us, including an acquisition on better terms than those reflected in the merger agreement with Peoples, due to the termination fee and our obligations under the merger agreement.

Penseco shareholders cannot be sure of the market value of the Peoples common stock that they will receive in the merger.

The merger agreement provides that Penseco shareholders will receive in exchange for each share of Penseco common stock they own immediately prior to completion of the merger 1.3636 shares of Peoples common stock, subject to adjustment upon the occurrence of certain events described in the merger agreement (the “Exchange Ratio”). At the time the merger agreement was signed, the closing price of Peoples common stock on the OTCQB was $35.25. Except under limited circumstances, if Peoples’ stock price declines prior to the completion of the merger, Peoples will not be required to adjust the Exchange Ratio. As a result, the market price of shares of Peoples common stock that a Penseco shareholder receives in the merger may decline from the date when the merger agreement was signed to the closing of the merger.

In addition, relative prices of Peoples common stock and Penseco common stock are likely to change between the dates of the joint proxy statement/prospectus to be mailed to Penseco shareholders in connection with the special meeting at which Penseco shareholders will be asked to approve the merger. The market prices of Peoples and Penseco common stock may change as a result of a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of Peoples and Penseco. As Peoples and Penseco market share prices fluctuate, the value of the shares of Peoples common stock that a Penseco shareholder will receive will correspondingly fluctuate. It is impossible to predict accurately the market price of Peoples common stock upon, or after completion of, the merger. Accordingly, it is also impossible to predict accurately the market value of the consideration to be received by shareholders of Penseco in the merger upon their exchange of shares of Penseco common stock for shares of Peoples common stock.

Failure to complete the merger could negatively affect the market price of our common stock.

If the merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the merger will be completed;

•	costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid even if the merger is not completed; and

•

the diversion of management’s attention from the day-to-day business operations and the potential disruption to our employees and business relationships during the period before the completion of the merger may make it difficult to regain financial and market positions if the merger does not occur.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Mine Safety Disclosures.

None.

Item 5 — Other Information.

None.

Item 6 — Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 28, 2013, between Penseco Financial Services Corporation and Peoples Financial Services Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 28, 2013).

31.1	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best
President and CEO
(Principal Executive Officer)

Dated:	August 8, 2013

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated:	August 8, 2013