Form 10-Q
period 2013-09-30
PENSECO FINANCIAL SERVICES CORP
filed 2013-11-07
CIK 1054508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on November 1, 2013 was 3,285,145.

PENSECO FINANCIAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION, Item 1 — Financial Statements

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$14,306	$15,581
Interest bearing balances with banks	14,016	32,263
Federal funds sold	—	—

Cash and Cash Equivalents	28,322	47,844
Investment securities:
Available-for-sale, at fair value	148,921	161,391
Held-to-maturity (fair value of $17,858 and $16,774, respectively)	18,079	15,902

Total Investment Securities	167,000	177,293
Loans, net of unearned income	655,946	623,530
Less: Allowance for loan and lease losses	7,871	6,950

Loans, Net	648,075	616,580
Bank premises and equipment	14,823	15,137
Other real estate owned	94	656
Accrued interest receivable	2,641	2,862
Goodwill	26,398	26,398
Bank-owned life insurance	17,215	17,616
Federal Home Loan Bank stock	2,895	4,212
Other assets	10,034	9,444

Total Assets	$917,497	$918,042

LIABILITIES
Deposits:
Non-interest bearing	$153,552	$151,121
Interest bearing	574,748	570,827

Total Deposits	728,300	721,948
Other borrowed funds:
Securities sold under agreements to repurchase	10,144	8,019
Short-term borrowings	—	—
Long-term borrowings	34,971	45,397
Accrued interest payable	502	716
Other liabilities	9,607	9,516

Total Liabilities	783,524	785,596

STOCKHOLDERS’ EQUITY
Common stock; $ .01 par value, 15,000,000 shares authorized, 3,285,145 shares issued and outstanding at September 30, 2013 3,276,079 shares issued and outstanding at December 31, 2012	33	33
Surplus	48,956	48,905
Retained earnings	87,517	83,798
Accumulated other comprehensive income	(2,533)	(290)

Total Stockholders’ Equity	133,973	132,446

Total Liabilities and Stockholders’ Equity	$917,497	$918,042

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
INTEREST INCOME
Interest and fees on loans and leases	$7,609	$8,059
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	386	544
States & political subdivisions	658	645
Other securities	22	14
Interest on Federal funds sold	—	—
Interest on balances with banks	18	10

Total Interest Income	8,693	9,272

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	260	287
Interest on other deposits	387	500
Interest on other borrowed funds	305	475

Total Interest Expense	952	1,262

Net Interest Income	7,741	8,010
Provision for loan and lease losses	525	471

Net Interest Income After Provision for Loan and Lease Losses	7,216	7,539

NON-INTEREST INCOME
Trust department income	487	409
Service charges on deposit accounts	528	489
Merchant transaction income	1,174	1,357
Brokerage fee income	130	60
Other fee income	490	427
Bank-owned life insurance income	117	129
Other operating income	68	240
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	33	3

Total Non-Interest Income	3,027	3,114

NON-INTEREST EXPENSES
Salaries and employee benefits	3,340	3,413
Premises and equipment	685	678
Merchant transaction expenses	740	866
FDIC insurance assessments	116	113
Other operating expenses	2,484	2,270

Total Non-Interest Expenses	7,365	7,340

Income before income taxes	2,878	3,313
Applicable income taxes	392	761

Net Income	$2,486	$2,552

Weighted average shares outstanding—Basic	3,276,079	3,276,079
Weighted average shares outstanding—Diluted	3,278,182	3,276,529
Earnings per Common Share—Basic	$0.76	$0.78
Earnings per Common Share—Diluted	$0.76	$0.78
Cash Dividends Declared Per Common Share	$0.42	$0.42

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
INTEREST INCOME
Interest and fees on loans and leases	$23,029	$24,525
Interest and dividends on investments:
U.S. Treasury securities and U.S. Agency obligations	1,239	1,798
States & political subdivisions	1,927	2,027
Other securities	57	43
Interest on Federal funds sold	—	—
Interest on balances with banks	68	27

Total Interest Income	26,320	28,420

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	784	899
Interest on other deposits	1,184	1,758
Interest on other borrowed funds	978	1,493

Total Interest Expense	2,946	4,150

Net Interest Income	23,374	24,270
Provision for loan and lease losses	1,325	777

Net Interest Income After Provision for Loan and Lease Losses	22,049	23,493

NON-INTEREST INCOME
Trust department income	1,281	1,112
Service charges on deposit accounts	1,482	1,416
Merchant transaction income	3,123	3,455
Brokerage fee income	320	201
Other fee income	1,396	1,291
Bank-owned life insurance income	356	378
Other operating income	794	658
Impairment losses on investment securities	—	—
Realized gains (losses) on securities, net	158	119

Total Non-Interest Income	8,910	8,630

NON-INTEREST EXPENSES
Salaries and employee benefits	10,415	10,617
Premises and equipment	2,187	2,230
Merchant transaction expenses	1,947	2,193
FDIC insurance assessments	245	343
Other operating expenses	6,552	6,558

Total Non-Interest Expenses	21,346	21,941

Income before income taxes	9,613	10,182
Applicable income taxes	1,762	2,301

Net Income	$7,851	$7,881

Weighted average shares outstanding—Basic	3,276,079	3,276,079
Weighted average shares outstanding—Diluted	3,277,738	3,276,243
Earnings per Common Share—Basic	$2.40	$2.41
Earnings per Common Share—Diluted	$2.40	$2.41
Cash Dividends Declared Per Common Share	$1.26	$1.26

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Net Income	$2,486	$2,552

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(13)	550
Less: reclassification adjustment for gains (losses) included in net income	22	(1)

Other comprehensive income	(35)	551

Comprehensive Income	$2,451	$3,103

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Net Income	$7,851	$7,881

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(2,139)	1,068
Less: reclassification adjustment for gains (losses) included in net income	104	70

Other comprehensive income	(2,243)	998

Comprehensive Income	$5,608	$8,879

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

(in thousands, except per share amounts)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity
Balance, June 30, 2012	$33	$48,875	$81,290	$169	$130,367
Stock-based compensation		15			15
Net income	—	—	2,552	—	2,552
Other comprehensive income				551	551
Cash dividends declared ($0.42 per share)	—	—	(1,375)	—	(1,375)

Balance, September 30, 2012	$33	$48,890	$82,467	$720	$132,110

Balance, June 30, 2013	$33	$48,938	$86,412	$(2,498)	$132,885
Stock-based compensation		18			18
Net income	—	—	2,486	—	2,486
Other comprehensive income				(35)	(35)
Cash dividends declared ($0.42 per share)	—	—	(1,381)	—	(1,381)

Balance, September 30, 2013	$33	$48,956	$87,517	$(2,533)	$133,973

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

(in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2011	$33	$48,865	$78,713	$(278)	$127,333
Stock-based compensation	—	25	—	—	25
Net income	—	—	7,881	—	7,881
Other comprehensive income	—	—	—	998	998
Cash dividends declared ($1.26 per share)	—	—	(4,127)	—	(4,127)

Balance, September 30, 2012	$33	$48,890	$82,467	$720	$132,110

Balance, December 31, 2012	$33	$48,905	$83,798	$(290)	$132,446
Stock-based compensation	—	51	—	—	51
Net income	—	—	7,851	—	7,851
Other comprehensive income	—	—	—	(2,243)	(2,243)
Cash dividends declared ($1.26 per share)	—	—	(4,132)	—	(4,132)

Balance, September 30, 2013	$33	$48,956	$87,517	$(2,533)	$133,973

(See accompanying Notes to Unaudited Consolidated Financial Statements)

PENSECO FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net Income	$7,851	$7,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	611	651
Provision for loan and lease losses	1,325	777
Stock-based compensation	51	25
Deferred income tax provision (benefit)	83	121
Amortization of securities, (net of accretion)	321	246
Accretion of purchase accounting fair value adjustment (net of amortization)	(210)	(355)
Net realized (gains) losses on securities	(158)	(119)
(Gain) loss on other real estate	(57)	(67)
Gain on life insurance contract	(471)	—
Decrease (increase) in interest receivable	221	179
Decrease (increase) in cash surrender value of life insurance	401	(378)
(Increase) decrease in other assets	(202)	701
Increase (decrease) in income taxes payable	1,646	2,177
(Decrease) increase in interest payable	(214)	(195)
(Decrease) increase in other liabilities	(376)	(1,636)

Net cash provided (used) by operating activities	10,822	10,008

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(10,048)	(15,675)
Purchase of investment securities to be held-to-maturity	(6,874)	—
Proceeds from investment securities available-for-sale	15,298	15,807
Proceeds from repayments of investment securities available-for-sale	3,718	5,084
Proceeds from repayments of investment securities held-to-maturity	4,637	5,983
Loan (originations) collections , net	(34,001)	(9,001)
Proceeds from other real estate	760	1,516
Purchase of life insurance contract	—	(1,242)
Proceeds on life insurance contract	1,227	—
Investment in premises and equipment	(297)	(2,569)
Proceeds from Federal Home Loan Bank share buyback	1,324	1,029
Purchase of Federal Home Loan Bank restricted stock	(7)	(840)

Net cash (used) provided by investing activities	(24,263)	92

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	8,188	17,660
Net (payments) proceeds on time deposits	(1,836)	(33,046)
Increase (decrease) in securities sold under agreements to repurchase	2,125	1,892
Payments on long-term borrowings	(10,426)	(8,644)
Cash dividends paid	(4,132)	(4,127)

Net cash (used) provided by financing activities	(6,081)	(26,265)

Net (decrease) increase in cash and cash equivalents	(19,522)	(16,165)
Cash and cash equivalents at January 1	47,844	34,480

Cash and cash equivalents at September 30,	$28,322	$18,315

The Company paid interest and income taxes of $3,160 and $2,050 and $4,345 and $1,700 during the nine months ended September 30, 2013 and 2012, respectively.

(See accompanying Notes to Unaudited Consolidated Financial Statements)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2013

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

Three months ended September 30, 2013	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,486	3,276,079	$0.76
Shares includable	—	1,659	—

Diluted EPS	$2,486	3,277,738	$0.76

Three months ended September 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$2,552	3,276,079	$0.78
Shares includable	—	450	—

Diluted EPS	$2,552	3,276,529	$0.78

Nine months ended September 30, 2013	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$7,851	3,276,079	$2.40
Shares includable	—	2,103	—

Diluted EPS	$7,851	3,278,182	$2.40

Nine months ended September 30, 2012	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic EPS
Income available	$7,881	3,276,079	$2.41
Shares includable	—	164	—

Diluted EPS	$7,881	3,276,243	$2.41

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

The amortized cost and fair value of investment securities at September 30, 2013 and December 31, 2012 are as follows:

Available-for-Sale

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$81,757	$377	$262	$81,872
Mortgage-backed securities	12,193	620	—	12,813
States & political subdivisions	50,864	2,433	28	53,269

Total Debt Securities	144,814	3,430	290	147,954
Equity securities	651	316	—	967

Total Available-for-Sale	$145,465	$3,746	$290	$148,921

Available-for-Sale

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$83,927	$757	$2	$84,682
Mortgage-backed securities	15,962	839	—	16,801
States & political subdivisions	53,846	4,991	—	58,837

Total Debt Securities	153,735	6,587	2	160,320
Equity securities	801	281	11	1,071

Total Available-for-Sale	$154,536	$6,868	$13	$161,391

Held-to-Maturity

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$10,707	$575	$—	$11,282
States & political subdivisions	7,372	12	808	6,576

Total Held-to-Maturity	$18,079	$587	$808	$17,858

Held-to-Maturity

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,819	$856	$—	$15,675
States & political subdivisions	1,083	16	—	1,099

Total Held-to-Maturity	$15,902	$872	$—	$16,774

Equity securities at September 30, 2013 and December 31, 2012 consisted primarily of common stock of companies in the financial services industry.

There were no proceeds involving available-for-sale debt securities for the nine months ended September 30, 2013 and 2012.

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2013	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less:
U.S. Agency securities	$15,004	$15,088	$—	$—
States & political subdivisions	10	10	—	—
After one year through five years:
U.S. Agency securities	66,753	66,784	—	—
States & political subdivisions	130	131	157	160
After five years through ten years:
States & political subdivisions	2,474	2,618	342	351
After ten years:
States & political subdivisions	48,250	50,510	6,873	6,065

Subtotal	132,621	135,141	7,372	6,576
Mortgage-backed securities	12,193	12,813	10,707	11,282

Total Debt Securities	$144,814	$147,954	$18,079	$17,858

The gross fair value and unrealized losses of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 are as follows:

	Less than twelve months		Twelve months or more		Totals
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$36,347	$251	$3,120	$11	$39,467	$262
States & political subdivisions	8,252	836	—	—	8,252	836
Equities	—	—	—	—	—	—

Total	$44,599	$1,087	$3,120	$11	$47,719	$1,098

	Less than twelve months		Twelve months or more		Totals
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$3,169	$2	$—	$—	$3,169	$2
States & political subdivisions	—	—	—	—	—	—
Equities	141	9	48	2	189	11

Total	$3,310	$11	$48	$2	$3,358	$13

At September 30, 2013, twenty-three securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months. At December 31, 2012, four securities had unrealized losses for less than twelve months and one security had been in an unrealized loss position for twelve or more months.

U.S. Agency Securities

The unrealized losses on the Company’s investments in U.S. Agency securities were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

States and Political Subdivisions

The unrealized losses on the Company’s investments in states and political subdivisions were caused by interest rate fluctuations and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Marketable Equity Securities

The unrealized losses on the Company’s investments in marketable equity securities were caused by interest rate fluctuations and general market conditions. The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. The Company has analyzed its equity portfolio and determined that the market value fluctuation in these equity securities is not a cause for recognition of a current loss. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their cost bases, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

NOTE 7 — Loans

Details regarding the Company’s loans are as follows:

As of:	September 30, 2013	December 31, 2012
Loans secured by real estate:
Construction and land development
Residential real estate	$1,674	$3,231
Commercial real estate	15,848	17,617
Secured by 1-4 family residential properties:
Revolving, open-end loans	27,974	29,947
Secured by first liens	202,460	194,324
Secured by junior liens	18,595	18,504
Secured by multi-family properties	19,450	15,906
Secured by non-farm, non-residential properties	222,659	199,879
Commercial and industrial loans to U.S. addressees	52,305	56,396
Loans to individuals for household, family and other personal expenditures:
Credit card and related plans	2,935	3,199
Other (installment and student loans, etc.)	51,063	49,199
Obligations of states & political subdivisions	28,426	22,586
All other loans	12,557	12,742

Gross Loans	655,946	623,530
Less: Unearned income on loans	—	—

Loans, net of unearned income	$655,946	$623,530

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists of residential and commercial mortgage loans secured by properties primarily located in Northeastern Pennsylvania and subject to what the Company believes are conservative underwriting standards.

Age Analysis of Past Due Loans

As of September 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$53	$58	$305	$416	$92,872	$93,288	$—
Commercial real estate:
Commercial real estate—construction	—	—	—	—	15,848	15,848	—
Commercial real estate—other	448	—	315	763	221,896	222,659	48
Consumer:
Consumer—credit card	13	11	12	36	2,899	2,935	12
Consumer—other	20	1	4	25	5,816	5,841	—
Consumer—auto	83	22	45	150	34,867	35,017	—
Student loans—TERI	35	7	50	92	5,595	5,687	—
Student loans—other	130	26	77	233	4,285	4,518	77
Residential:
Residential—prime	2,544	630	2,516	5,690	264,463	270,153	499

Total	$3,326	$755	$3,324	$7,405	$648,541	$655,946	$636

Age Analysis of Past Due Loans

As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$23	$49	$304	$376	$91,348	$91,724	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	17,617	17,617	—
Commercial real estate—other	1,448	200	145	1,793	198,086	199,879	—
Consumer:
Consumer—credit card	16	1	25	42	3,157	3,199	25
Consumer—other	74	86	10	170	5,694	5,864	1
Consumer—auto	212	17	11	240	31,944	32,184	8
Student loans—TERI	77	43	19	139	5,749	5,888	—
Student loans—other	119	123	180	422	4,841	5,263	180
Residential:
Residential—prime	2,680	1,198	2,043	5,921	255,991	261,912	243

Total	$4,649	$1,717	$2,737	$9,103	$614,427	$623,530	$457

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

Credit Quality Indicators as of September 30, 2013

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$90,607	$15,848	$207,164
Criticized	1,587	—	8,855
Substandard	1,094	—	6,640

Total	$93,288	$15,848	$222,659

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$268,136	$2,935	$5,837	$34,972	$5,637	$4,518
Non-performing	2,017	—	4	45	50	—

Total	$270,153	$2,935	$5,841	$35,017	$5,687	$4,518

Credit Quality Indicators as of December 31, 2012

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category

	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other
Pass / Watch	$90,128	$17,399	$187,114
Criticized	876	218	6,222
Substandard	720	—	6,543

Total	$91,724	$17,617	$199,879

Consumer Credit Exposure

Credit Risk Profile by Payment Activity

	Residential Real Estate	Consumer - Credit Card	Consumer - Other	Consumer - Auto	Student Loans - TERI	Student Loans - Other
Performing	$259,869	$3,174	$5,854	$32,173	$5,869	$5,083
Non-performing	2,043	25	10	11	19	180

Total	$261,912	$3,199	$5,864	$32,184	$5,888	$5,263

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

Impaired Loans

September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$267	$267	$—	$289	$—
Commercial	305	305	—	213	—
Consumer—TERI	50	50	—	44	—
Consumer—other	4	4	—	4	—
Consumer—auto	45	45	—	27	—
Residential real estate	1,621	1,621	—	1,217	—
With an allowance recorded:
Commercial real estate—construction	—	—	—	—	—
Commercial real estate—other	1,424	1,424	300	1,435	57
Commercial	2,064	2,064	1,464	1,440	82
Residential real estate	599	599	195	943	10

Total:	$6,379	$6,379	$1,959	$5,612	$149

Commercial real estate	$1,691	$1,691	$300	$1,724	$57
Commercial	$2,369	$2,369	$1,464	$1,653	$82
Consumer	$99	$99	$—	$75	$—
Residential real estate	$2,220	$2,220	$195	$2,160	$10

Impaired Loans

December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$145	$145	$—	$201	$—
Commercial	304	304	—	152	—
Consumer—TERI	19	19	—	48	—
Consumer—other	9	9	—	5	—
Consumer—auto	3	3	—	15	—
Residential—real estate	928	928	—	1,152	—
With an allowance recorded:
Commercial real estate construction	—	—	—	—	—
Commercial real estate—other	2,015	2,015	550	2,104	114
Commercial	351	351	351	351	17
Residential real estate	1,497	1,497	325	1,040	44

Total:	$5,271	$5,271	$1,226	$5,068	$175

Commercial real estate	$2,160	$2,160	$550	$2,305	$114
Commercial	$655	$655	$351	$503	$17
Consumer	$31	$31	$—	$68	$—
Residential real estate	$2,425	$2,425	$325	$2,192	$44

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2013	December 31, 2012
Commercial	$305	$304
Commercial real estate:
Commercial real estate —construction	—	—
Commercial real estate—other	267	145
Consumer:
Student loans—TERI	50	19
Student loans—other	—	—
Consumer—other	4	9
Consumer—auto	45	3
Residential:
Residential real estate	2,017	1,800

Total	$2,688	$2,280

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the nine months ended September 30, 2013 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950
Charge-offs	(5)	—	(98)	(375)	(62)	—	(540)
Recoveries	—	—	24	111	1	—	136
Provision	913	—	152	114	146	—	1,325

Ending balance 09/30/13	$1,707	$2,304	$618	$2,831	$411	$—	$7,871
Ending balance: Individually evaluated for impairment	1,464	300	—	195	—	—	1,959

Ending balance: Collectively evaluated for impairment	$243	$2,004	$618	$2,636	$411	$—	$5,912

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$93,288	$238,507	$51,063	$270,153	$2,935	$—	$655,946

Ending balance: Individually evaluated for impairment	2,369	1,691	99	2,220	—	—	6,379

Ending balance: Collectively evaluated for impairment	$90,919	$236,816	$50,964	$267,933	$2,935	$—	$649,567

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Allowance for Loan and Lease Losses and Recorded Investment in Loans for the year ended December 31, 2012 is as follows:

	Commercial	Commercial Real Estate	Consumer	Residential	Credit Card	Unallocated	Total
Allowance for Loan and Lease Losses:
Beginning balance 12/31/11	$793	$2,294	$450	$2,855	$319	$—	$6,711
Charge-offs	(78)	(33)	(235)	(431)	(40)	—	(817)
Recoveries	1	6	57	67	1	—	132
Provision	83	37	268	490	46	—	924

Ending balance 12/31/12	$799	$2,304	$540	$2,981	$326	$—	$6,950
Ending balance: Individually evaluated for impairment	351	550	—	325	—	—	1,226

Ending balance: Collectively evaluated for impairment	$448	$1,754	$540	$2,656	$326	$—	$5,724

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$91,724	$217,496	$49,199	$261,912	$3,199	$—	$623,530

Ending balance: Individually evaluated for impairment	655	2,160	31	2,425	—	—	5,271

Ending balance: Collectively evaluated for impairment	$91,069	$215,336	$49,168	$259,487	$3,199	$—	$618,259

Ending balance: Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring as of September 30, 2013 and December 31, 2012; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

Modification

September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$344

There were no troubled debt restructurings that subsequently defaulted during the nine months ended September 30, 2013.

Modification

December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial	1	$808	$351

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

Changes in the credit fair value adjustment on specific loans purchased are as follows:

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Commercial Loans:
Balance, December 31, 2012	$—	$—	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	—	—	—

Balance, September 30, 2013	$—	$—	$—

	Carrying Value	Credit Fair Value Adjustment	Net Amount
Commercial Loans:
Balance, December 31, 2011	$211	$211	$—
Charge-offs	—	—	—
Loans transferred to other real estate owned	—	—	—
Payments	43	43	—

Balance, September 30, 2012	$168	$168	$—

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

September 30,
2014	$203
2015	166
2016	129
2017	92
2018	55
Thereafter	18

Total	$663

NOTE 11 — Long-Term Debt

The Company has established credit facilities with the Federal Home Loan Bank of Pittsburgh, which are secured by all of the Company’s assets. Additionally, in connection with the credit facilities, the Company has agreed to maintain sufficient qualifying collateral to fully secure the borrowings below.

A summary of long-term debt, including amortizing principal and interest payments, at September 30, 2013 is as follows:

Monthly Installment	Fixed Rate	Floating Rate	Maturity Date	Balance
Amortizing loans
$ 18	2.66%		08/28/14	$193
67	3.44%		03/02/15	1,111
13	3.48%		03/31/15	235
10	3.83%		04/02/18	506
186	4.69%		03/13/23	17,126

Total amortizing				19,171

Non-amortizing loans
	2.36%		09/22/17	6,500
		1.84%	12/02/19	3,000
		1.46%	12/19/19	6,300

Total non-amortizing				15,800

Total long-term debt				$34,971

Aggregate maturities of long-term debt at September 30, 2013 are as follows:

September 30,	Principal
2014	$2,696
2015	2,055
2016	1,721
2017	8,301
2018	1,837
Thereafter	18,361

Total	$34,971

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

The components of the net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
Nine months ended September 30,	2013	2012	2013	2012
Service cost	$—	$—	$32	$36
Interest cost	485	505	100	104
Expected return on plan assets	(620)	(607)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	135	102	86	83

Net periodic benefit cost	$—	$—	$218	$223

The Company previously disclosed in the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 that it expected to contribute $167 to its Employee’s Pension Plan and $295 to its Postretirement Life Insurance Plan in 2013. As of September 30, 2013, the Company expects to contribute $167 to its Employee’s Pension Plan and $291 to its Postretirement Life Insurance Plan during 2013. Readers should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further details on the Company’s defined benefit pension plan.

The Company sponsors a Retirement Profit Sharing 401(k) Plan for all eligible employees. The Company’s profit sharing expense for the nine months ended September 30, 2013 and 2012 was $418 and $381, respectively.

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

There were awards of restricted stock in the amount of $50 during the nine months ended September 30, 2013.

	Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2013	7,731	$38.80
Granted	1,335	37.45
Vested	—	—
Forfeited	—	—

Nonvested, September 30, 2013	9,066	$38.60

Restricted stock granted to officers vest after five years from the grant date. The weighted average period over which these expenses will be recognized is approximately five years.

The Company began to expense the fair value of all share-based compensation over the requisite service periods commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. The Company classifies share-based compensation for employees within “salaries and employee benefits” on the Consolidated Statements of Income.

The Company recognized $51 of compensation expense for stock awards granted in the nine months ended September 30, 2013. As of September 30, 2013, the Company had $259 of unrecognized compensation expense associated with restricted stock awards.

NOTE 14 — Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three months ended September 30, 2013 and 2012 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans	Total
Balance, June 30, 2013	$2,316	$(4,814)	$(2,498)
Current period change	(35)	—	(35)

Balance, September 30, 2013	$2,281	$(4,814)	$(2,533)

Balance, June 30, 2012	$4,373	$(4,204)	$169
Current period change	551	—	551

Balance, September 30, 2012	$4,924	$(4,204)	$720

Changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012 were as follows:

	Unrealized Gains on Investment Securities	Defined Benefit Plans	Total
Balance, December 31, 2012	$4,524	$(4,814)	$(290)
Current period change	(2,243)	—	(2,243)

Balance, September 30, 2013	$2,281	$(4,814)	$(2,533)

Balance, December 31, 2011	$3,926	$(4,204)	$(278)
Current period change	998	—	998

Balance, September 30, 2012	$4,924	$(4,204)	$720

Other Comprehensive Income

The components of other comprehensive income are reported net of related tax effects in the Consolidated Statements of Comprehensive Income.

A reconciliation of other comprehensive income for the periods indicated is as follows:

Three Months Ended September 30, 2013	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	$(20)	$7	$(13)
Reclassification adjustment for gains recognized in net income	(33)	11	(22)

Net unrealized losses	(53)	18	(35)

Other comprehensive income	$(53)	$18	$(35)

Three Months Ended September 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$834	$(284)	$550
Reclassification adjustment for losses recognized in net income	1	—	1

Net unrealized gains	835	(284)	551

Other comprehensive income	$835	$(284)	$551

Nine Months Ended September 30, 2013	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	$(3,240)	$1,101	$(2,139)
Reclassification adjustment for gains recognized in net income	(158)	54	(104)

Net unrealized losses	(3,398)	1,155	(2,243)

Other comprehensive income	$(3,398)	$1,155	$(2,243)

Nine Months Ended September 30, 2012	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$1,618	$(550)	$1,068
Reclassification adjustment for gains recognized in net income	(106)	36	(70)

Net unrealized gains	1,512	(514)	998

Other comprehensive income	$1,512	$(514)	$998

Note 15 — Fair Value Measurements

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Level I-Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level II-Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III-Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

Assets Measured at Fair Value on a Recurring Basis

A description of the valuation methodologies used for financial assets measured at fair value on a recurring basis, as well as the classification of the assets pursuant to the valuation hierarchy, are as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are reported using Level I, Level II and Level III inputs. Level I instruments generally include equity securities valued in accordance with quoted market prices in active markets. Level II instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Level III instruments include certain non-public equity securities and real estate sold under contract. The Company did not hold any instruments measured at fair value on a recurring basis using Level III inputs as of September 30, 2013. See Note 3 – Investment Securities for additional information.

Assets measured at fair value on a recurring basis are summarized as follows:

	September 30, 2013
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$81,872	$—	$81,872
Mortgage-backed securities:
Residential	—	12,813	—	12,813
States & political subdivisions:
Bank qualified tax exempt	—	53,269	—	53,269
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	967	—	—	967

Total securities available-for-sale	$967	$147,954	$—	$148,921

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale
U.S. Agency securities	$—	$84,682	$—	$84,682
Mortgage-backed securities:
Residential	—	16,801	—	16,801
States & political subdivisions:
Bank qualified tax exempt	—	58,837	—	58,837
Corporate securities:
Aaa credit rating	—	—	—	—
Equity securities:
Financial services industry	1,071	—	—	1,071

Total securities available-for-sale	$1,071	$160,320	$—	$161,391

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

A description of the valuation methodologies and classification levels used for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis are listed as follows:

Goodwill and Other Identifiable Intangibles

The Company employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Company calculates the fair value, with the assistance of a third party valuation firm, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed a review of goodwill and other identifiable intangibles as of December 31, 2012. Goodwill and other identifiable intangibles were not evaluated during the nine months ended September 30, 2013 as a result of management’s determination that no evidence of impairment was present during the period.

Impaired Loans

At September 30, 2013 certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral and the evaluation of expected future cash flows. Impaired loans with a carrying value of $6,379 were reduced by a specific valuation allowance allocation totaling $1,959, to a total reported fair value of $4,420 based on collateral valuations utilizing Level III valuation inputs.

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

Certain assets measured at fair value on a non-recurring basis as of September 30, 2013 are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Balance Total
Assets
Core deposit intangible	$—	$—	$663	$663
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,420	4,420
Federal Home Loan Bank stock	—	—	2,895	2,895
Other real-estate owned	—	94	—	94
Preferred stock	—	—	660	660

Total non-financial assets	$—	$94	$35,036	$35,130

Certain assets measured at fair value on a non-recurring basis as of December 31, 2012 is as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities Level I	Significant Other Observable Inputs Level II	Significant Unobservable Inputs Level III	Balance Total
Assets
Core deposit intangible	$—	$—	$838	$838
Goodwill	—	—	26,398	26,398
Impaired loans	—	—	4,045	4,045
Federal Home Loan Bank stock	—	—	4,212	4,212
Other real-estate owned	—	656	—	656
Preferred stock	—	—	660	660

Total non-financial assets	$—	$656	$36,153	$36,809

A reconciliation of items in Level III for the nine month period ended September 30, 2013 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153
Amortization of core deposit intangible	(175)	—	—	—	—	(175)
Increase in impaired loans	—	—	3,712	—	—	3,712
Decrease in impaired loans	—	—	(2,379)	—	—	(2,379)
Payments received	—	—	(958)	(1,324)	—	(2,282)
Purchases	—	—	—	7	—	7

Balance, September 30, 2013	$663	$26,398	$4,420	$2,895	$660	$35,036

A reconciliation of items in Level III for the year ended December 31, 2012 is as follows:

	Core deposit intangible	Goodwill	Impaired Loans	Federal Home Loan Bank Stock	Preferred Stock	Total
Balance, December 31, 2011	$1,106	$26,398	$2,876	$4,953	$—	$35,333
Amortization of core deposit intangible	(268)	—	—	—	—	(268)
Increase in impaired loans	—	—	3,895	—	—	3,895
Decrease in impaired loans	—	—	(1,661)	—	—	(1,661)
Payments received	—	—	(1,065)	(1,581)	—	(2,646)
Purchases	—	—	—	840	660	1,500

Balance, December 31, 2012	$838	$26,398	$4,045	$4,212	$660	$36,153

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at September 30, 2013 and December 31, 2012 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the bank-owned life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The carrying and fair values of certain financial instruments are as follows:

	September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$28,322	$28,322	$—	$—	$28,322
Investment securities held-to-maturity	18,079	—	17,858	—	17,858
Loans, net	648,075	—	—	658,340	658,340
Bank-owned life insurance	17,215	—	17,215	—	17,215
Demand deposits	554,922	—	554,922	—	554,922
Time deposits	173,378	—	174,775	—	174,775
Short-term borrowings	10,144	—	10,144	—	10,144
Long-term borrowings	34,971	—	35,983	—	35,983
Standby Letters of Credit	$(168)	$—	$—	$(168)	$(168)

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$47,844	$47,844	$—	$—	$47,844
Investment securities held-to-maturity	15,902	—	16,774	—	16,774
Loans, net	616,580	—	—	627,712	627,712
Bank-owned life insurance	17,616	—	17,616	—	17,616
Demand deposits	546,734	—	546,734	—	546,734
Time deposits	175,214	—	178,037	—	178,037
Short-term borrowings	8,019	—	8,019	—	8,019
Long-term borrowings	45,397	—	48,625	—	48,625
Standby Letters of Credit	$(144)	$—	$—	$(144)	$(144)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following Capital Adequacy table) of Tier I and Total Capital to risk-weighted assets and of Tier I Capital to average assets (Leverage ratio). The table also presents the Company’s actual capital amounts and ratios. Management believes, as of September 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2013, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier I Capital, Total Capital and Leverage ratios as set forth in the Capital Adequacy table. There are no conditions or events since that notification that management believes have changed the Company’s categorization by the FDIC.

The Company and Bank are also subject to minimum capital levels, which could limit the payment of dividends. As of September 30, 2013, the Company and Bank had capital levels that were in excess of the minimum capital level ratios required to pay dividends.

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

Actual				Regulatory Requirements
				For Capital						To Be
				Adequacy Purposes						“Well Capitalized”
As of September 30, 2013	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$112,826	17.63%	>		$51,190		>	8.0%	>	N/A	>	N/A

PSB (Bank)	$108,881	17.03%	>		$51,146		>	8.0%	>	$63,932	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$104,813	16.38%	>		$25,595		>	4.0%	>	N/A	>	N/A

PSB (Bank)	$101,010	15.80%	>		$25,573		>	4.0%	>	$38,359	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$104,813	11.76%	>	$		*	>	*	>	N/A	>	N/A

PSB (Bank)	$101,010	11.39%	>	$		*	>	*	>	$44,346	>	5.0%

PFSC—*3.0% ($26,746), 4.0% ($35,662) or 5.0% ($44,577) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB—*3.0% ($26,608), 4.0% ($35,477) or 5.0% ($44,346) depending on the bank’s CAMELS Rating and other regulatory risk factors.

Actual				Regulatory Requirements
				For Capital						To Be
				Adequacy Purposes						“Well Capitalized”
As of December 31, 2012	Amount	Ratio		Amount				Ratio		Amount		Ratio
Total Capital (to Risk Weighted Assets)
PFSC (Company)	$109,978	17.96%	>		$48,994		>	8.0%	>	N/A	>	N/A

PSB (Bank)	$106,135	17.35%	>		$48,934		>	8.0%	>	$61,167	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)
PFSC (Company)	$102,906	16.80%	>		$24,497		>	4.0%	>	N/A	>	N/A

PSB (Bank)	$99,185	16.22%	>		$24,467		>	4.0%	>	$36,700	>	6.0%

Tier 1 Capital (to Average Assets)
PFSC (Company)	$102,906	11.50%	>	$		*	>	*	>	N/A	>	N/A

PSB (Bank)	$99,185	11.14%	>	$		*	>	*	>	$44,526	>	5.0%

PFSC—*3.0% ($26,850), 4.0% ($35,799) or 5.0% ($44,749) depending on the bank’s CAMELS Rating and other regulatory risk factors.

PSB—*3.0% ($26,716), 4.0% ($35,621) or 5.0% ($44,526) depending on the bank’s CAMELS Rating and other regulatory risk factors.

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

The agreement would require a one-time payment to the insurance company, estimated to be approximately $2.5 million. There would be no further cost to the Company as to the current retirees, after this payment. The Company would recognize a settlement charge, net of tax, of approximately $1.1 million in the period in which it occurs.

Note 18 — Agreement and Plan of Merger

On June 28, 2013, the Company entered into a merger agreement with Peoples Financial Services Corp. (“Peoples”), pursuant to which the Company would merge with and into Peoples. The merger agreement provides that shareholders of the Company will receive a fixed ratio of 1.3636 shares of Peoples common stock for each outstanding share of Company common stock, subject to potential adjustment upon the occurrence of certain unforeseen events described in the merger agreement. The transaction has been unanimously approved by the boards of directors of each of the Company and Peoples, and has received required approvals from the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking, and the Federal Reserve Bank of Philadelphia. The transaction remains subject to the approvals of the shareholders of both the Company and Peoples and the satisfaction of other customary closing conditions.

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

In addition to these risks, acquisitions and business combinations—such as the business combination currently proposed between Penseco Financial Services Corporation and Peoples Financial Services Corp.—present risks other than those presented by the nature of the business acquired. Acquisitions and business combinations may be substantially more expensive to complete than originally anticipated, and the anticipated benefits may be significantly harder—or take longer—to achieve than expected. As regulated financial institutions, our pursuit of attractive acquisition and business combination opportunities could be negatively impacted by regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired or combined business may cause reputational harm to the Company or Peoples following the acquisition or combination, and integration of the acquired or combined business with ours may result in additional future costs arising as a result of those issues.

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

The following commentary provides an overview of the financial condition at September 30, 2013, including any significant changes from December 31, 2012, and significant changes in the results of our operations for the three and nine month periods ended September 30, 2013 and September 30, 2012.

Agreement and Plan of Merger

On June 28, 2013, the Company entered into a merger agreement with Peoples Financial Services Corp. (“Peoples”), pursuant to which the Company would merge with and into Peoples. The merger agreement provides that shareholders of the Company will receive a fixed ratio of 1.3636 shares of Peoples common stock for each outstanding share of Company common stock, subject to potential adjustment upon the occurrence of certain unforeseen events described in the merger agreement. Upon closing of the transaction, the Company’s shareholders are expected to own approximately 59% of the common stock in the combined company and Peoples shareholders are expected to own approximately 41%. As of September 30, 2013, Peoples had preliminary, unaudited consolidated total assets, net loans, total deposits, and total shareholders’ equity of $714.4 million, $505.1 million, $621.8 million, and $68.3 million, respectively. Upon completion of the merger, the combined company is expected to have approximately $1.6 billion in assets. The transaction has been unanimously approved by the board of directors of both the Company and Peoples, and has received required approvals from the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking, and the Federal Reserve Bank of Philadelphia. The transaction remains subject to the approvals of the shareholders of both the Company and Peoples and the satisfaction of other customary closing conditions. It is expected to be completed in the fourth quarter of 2013.

The Company believes the merger, once completed, will present an opportunity to significantly increase earnings per share for Penseco shareholders and better position the Company for growth into the future. We expect the merger will create a larger, more profitable company that can better serve the consumer and business segments that we target in our footprint.

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

Loans purchased – Loans assumed in connection with the Company’s 2009 acquisition of Old Forge Bank, referred to as the “Old Forge Merger,” in a cash and stock transaction valued at approximately $55.5 million were recorded at the acquisition date fair value. Management made three different types of fair value adjustments in order to record the loans at fair value. An interest rate fair value adjustment was made comparing current weighted average rates of the acquired loans to stated market rates of similar loan types. A general credit fair value adjustment was made on similar loan types based on historical loss projections plus a discount for the weak economic environment. A specific credit fair value adjustment was made to loans identified by management as being problematic. The specific loans have been discounted by management based on collateral values and expected cash flows. The interest rate and general credit fair value adjustments are being accreted over an eight year period based on a sum-of-the-years-digits basis. The specific credit fair value adjustment is reduced only when cash flows are received or loans are charged-off or transferred to other real estate owned.

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

Time deposits – Time deposits acquired through the Old Forge Merger have been recorded at their acquisition date fair value. The fair value of time deposits represents the present value of the time deposits’ expected contractual payments discounted by market rates for similar deposits. The fair value adjustment is amortized monthly based on a level yield methodology.

Securities sold under agreements to repurchase – The Company offers securities sold under agreements to repurchase as an alternative to conventional savings deposits for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are secured by U.S. Agency securities.

Core deposit intangible – The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Old Forge Merger compared to the cost of obtaining alternative funding, such as brokered deposits, from market sources. Management utilized an income approach to calculate the present value of the expected after-tax cash flow benefits of the acquired core deposits. The core deposit intangible is being amortized over ten years on a sum-of-the-years-digits basis.

Goodwill – Goodwill is reviewed by management for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that its carrying amount exceeds fair value. Management has obtained a Step One Test, a professional evaluation of the Company as of December 31, 2012. The Company practice is currently to perform a Step One Test every other year and a Qualitative Test in the alternate years. The 2012 test was performed on this basis and not as a result of any qualitative factor indicating potential impairment. The evaluation considered both income and market approaches. Market conditions that could negatively impact the value of goodwill in the future are those set forth in the Risk Factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management has determined that the carrying value of goodwill was not impaired at December 31, 2012. Goodwill and other identifiable intangibles were not evaluated during the nine months ended September 30, 2013 as a result of management’s determination that no evidence of impairment was present.

Depreciation – Provision for depreciation and amortization, computed principally on the straight-line method, is charged to operating expenses over the estimated useful lives of the assets.

Comparison of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income	$8,693	$9,272	$26,320	$28,420
Interest Expense	952	1,262	2,946	4,150

Net Interest Income	7,741	8,010	23,374	24,270
Provision for loan and lease losses	525	471	1,325	777
Non-Interest Income	3,027	3,114	8,910	8,630
Non-Interest Expenses	7,365	7,340	21,346	21,941
Net Income	$2,486	$2,552	$7,851	$7,881
Total Revenue (1)	$11,720	$12,386	$35,230	$37,050
Net Interest Margin (2)	3.90%	4.05%	3.91%	4.08%
Return on Assets (ROA)	1.08%	1.11%	1.13%	1.14%
Return on Equity (ROE)	7.43%	7.69%	7.82%	8.05%

(1)	Total revenue is the sum of interest income and non-interest income.
(2)	The net interest margin is equal to tax equivalent net interest income divided by average interest-earning assets.

The Company reported net income for the three months ended September 30, 2013 of $2,486, or $0.76 per basic and diluted weighted average share, compared with $2,552, or $0.78 per basic and diluted weighted average share, from the year ago period, a decrease of $66, or 2.6%. Net interest income decreased $269, or 3.4%. Net interest income, after provision for loan and lease losses, decreased $323, or 4.3%, during the 2013 period, due to a decrease in interest income of $579, or 6.2%, and an increase in the provision for loan and lease losses of $54, offset by a decrease in interest expense of $310, or 24.6%, from lower funding costs. Non-interest income decreased $87, or 2.8%. Non-interest expenses increased $25, or 0.3%.

The Company reported net income for the nine months ended September 30, 2013 of $7,851, or $2.40 per basic and diluted weighted average share, compared with $7,881, or $2.41 per basic and diluted weighted average share, from the year ago period, a decrease of $30, or 0.4%. Net interest income decreased $896, or 3.7%. Net interest income, after provision for loan and lease losses, decreased $1,444, or 6.1%, during the 2013 period, due to a decrease in interest income of $2,100, or 7.4%, and an increase in the provision for loan and lease losses of $548, offset by a decrease in interest expense of $1,204, or 29.0%, from lower funding costs. The decrease in interest income for the three and nine months ended September 30, 2013 was primarily attributable to investment and loan cash flows being reinvested at lower yields, including excess reserve deposits held at the Federal Reserve Bank of Philadelphia. Non-interest income increased $280, or 3.2%. Non-interest expenses decreased $595, or 2.7%.

The following table reflects net income from accretion and amortization, net of taxes, of acquisition date fair value adjustments relating to the Old Forge Merger included in the Company’s financial results during the periods indicated.

	Three Months Ended
	September 30, 2013	September 30, 2012
Homogeneous loan pools (interest income)	$75	$97
Time deposits (interest expense)	1	5
Core deposit intangible expense (other operating expense)	(37)	(43)

Net income from acquisition fair value adjustment	$39	$59

	Nine Months Ended
	September 30, 2013	September 30, 2012
Homogeneous loan pools (interest income)	$249	$316
Time deposits (interest expense)	5	23
Core deposit intangible expense (other operating expense)	(116)	(134)

Net income from acquisition fair value adjustment	$138	$205

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

Net interest income decreased $269, or 3.4%, to $7,741 for the three months ended September 30, 2013, compared to $8,010 for the three months ended September 30, 2012. The average yield on interest-earning assets decreased 30 basis points, or 6.5%, to 4.35%, on a tax-equivalent basis.

The net interest margin represents the Company’s net yield on its average interest-earning assets and is calculated as net interest income, as adjusted to account for tax-exempt investments and loans, divided by average interest-earning assets. For the three months ended September 30, 2013, net interest margin decreased 15 basis points, to 3.90%, from 4.05% in the corresponding period of 2012.

Average interest-earning assets increased $4,881, or 0.6%, from $844,570 for the three months ended September 30, 2012 to $849,451 for the corresponding period in 2013. Average interest-bearing liabilities decreased $11,360, or 1.8%, from $634,971 for the three months ended September 30, 2012, to $623,611 over the corresponding 2013 period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), increased for the three months ended September 30, 2013 and 2012, respectively, to 94.3% from 93.7%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the three months ended September 30, 2013 and 2012. Average loans as a percentage of average interest-earning assets increased from 75.3% for the three months ended September 30, 2012 to 76.6% for the corresponding period in 2013. Average investment securities decreased $12,984, or 7.1%, period over period, and as a percentage of interest-earning assets, decreased to 20.0% for the three months ended September 30, 2013 from 21.7% for the three months ended September 30, 2012. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average interest-earning assets to 3.4% for the three months ended September 30, 2013 from 3.0% for the three months ended September 30, 2012. Average savings deposits increased $4,426, or 3.5%. Average time deposits decreased $16,360, or 8.6%, from $190,672, or 30.0%, of interest-bearing liabilities for the three months ended September 30, 2012 to $174,312, or 28.0%, of interest-bearing liabilities for the corresponding period of 2013, partially due to the redemption of brokered certificates of deposit. Also, during the three months ended September 30, 2013, average securities sold under agreements to repurchase decreased $1,992, or 18.0%, and average long-term borrowings decreased $15,372, or 30.3%. Average demand non-interest bearing deposits increased $11,381, or 8.2%.

The continued lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 5 basis points from 3.36% for the three months ended September 30, 2012 to 3.31% for the three months ended September 30, 2013. Also, average loan yields decreased 40 basis points from 5.20% for the three months ended September 30, 2012 to 4.80% for the three months ended September 30, 2013.

Interest expense for the three months ended September 30, 2013 totaled $952, compared to $1,262 in the corresponding 2012 period, a decrease of $310 or 24.6%. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2013 decreased to 0.61%, compared to 0.79% in 2012.

The average time deposit costs decreased 11 basis points from 1.19% for the three months ended September 30, 2012 to 1.08% for the three months ended September 30, 2013. In addition, the average cost of money market accounts decreased 9 basis points from 0.34% for the three months ended September 30, 2012 to 0.25% for the three months ended September 30, 2013.

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

The lower interest rates continue to stress our margin as funding costs have reached a low point and asset yields for the most part continue to price downward.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the three months ended September 30, 2013 and September 30, 2012.

	September 30, 2013			September 30, 2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$95,199	$280	1.18%	$103,565	$378	1.46%
States & political subdivisions	54,792	595	6.58%	59,444	629	6.41%
Other	919	14	6.09%	1,103	13	4.71%
Held-to-maturity:
U.S. Agency obligations	11,368	106	3.73%	17,580	166	3.78%
States & political subdivisions	7,630	63	4.98%	1,200	16	8.00%
Loans, net of unearned income:(2)
Real estate mortgages	285,447	3,263	4.57%	288,186	3,400	4.72%
Commercial real estate	215,482	2,251	4.18%	190,472	2,243	4.71%
Commercial	54,177	583	4.30%	61,423	855	5.57%
Consumer and other	95,702	1,512	7.17%	96,072	1,561	7.37%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	3,106	8	1.03%	4,928	1	0.08%
Interest on balances with banks	25,629	18	0.28%	20,597	10	0.19%

Total Interest-Earning Assets/Total Interest Income	849,451	$8,693	4.35%	844,570	$9,272	4.65%

Cash and due from banks	5,410			5,689
Bank premises and equipment	14,918			14,790
Accrued interest receivable	2,627			2,864
Goodwill	26,398			26,398
Bank-owned life insurance	17,180			17,415
Other assets	10,394			15,283
Less: Allowance for loan and lease losses	7,504			6,728

Total Assets	$918,874			$920,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$105,042	$50	0.19%	$90,932	$49	0.22%
Savings	131,279	20	0.06%	126,853	34	0.11%
Money markets	168,556	105	0.25%	164,461	138	0.34%
Time—Over $100	84,940	260	1.22%	81,431	287	1.41%
Time—Other	89,372	212	0.95%	109,241	279	1.02%
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase	9,089	6	0.26%	11,081	9	0.32%
Short-term borrowings	2	—	—	269	—	—
Long-term borrowings	35,331	299	3.39%	50,703	466	3.68%

Total Interest Bearing Liabilities/Total Interest Expense	623,611	$952	0.61%	634,971	$1,262	0.79%

Demand—Non-interest bearing	150,486			139,105
All other liabilities	10,960			13,489
Stockholders’ equity	133,817			132,716

Total Liabilities and Stockholders’ Equity	$918,874			$920,281

Interest Spread			3.74%			3.86%

Net Interest Income		$7,741			$8,010

FINANCIAL RATIOS
Net interest margin (1)			3.90%			4.05%
Return on average assets			1.08%			1.11%
Return on average equity			7.43%			7.69%
Average equity to average assets			14.56%			14.42%
Dividend payout ratio			55.26%			53.85%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment, based on a 34% tax rate, is made to interest income. This adjustment increased interest income by $543 and $541 for the three months ended September 30, 2013 and 2012, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.
(2)	Non-accrual loan balances are included in their respective loan categories.

Net interest income decreased $896, or 3.7%, to $23,374 for the nine months ended September 30, 2013, compared to $24,270 for the nine months ended September 30, 2012. The average yield on interest-earning assets decreased 35 basis points, or 7.4%, to 4.38%, on a tax-equivalent basis.

For the nine months ended September 30, 2013, net interest margin decreased 17 basis points, to 3.91%, from 4.08% in the corresponding period of 2012.

Average interest-earning assets remained largely unchanged from $849,457 for the nine months ended September 30, 2012, to $851,099 for the corresponding period in 2013. Average interest-bearing liabilities decreased $12,530, or 2.0%, from $641,797 for the nine months ended September 30, 2012, to $629,267 over the corresponding 2013 period. As a percentage of average assets, average interest-earning assets, including bank-owned life insurance (BOLI), increased slightly for the nine months ended September 30, 2013 and 2012, respectively, to 94.1% from 93.8%.

Changes in the mix of both interest-earning assets and funding sources also impacted net interest income in the nine months ended September 30, 2013 and 2012. Average loans as a percentage of average interest-earning assets remained relatively unchanged from 75.0% for the nine months ended September 30, 2012 to 75.3% for the corresponding period in 2013. Average investment securities decreased $14,604, or 7.8%, period over period, and as a percentage of interest-earning assets, decreased to 20.3% for the nine months ended September 30, 2013 from 22.1% for the nine months ended September 30, 2012. Average short-term investments, federal funds sold, FHLB stock and interest-bearing balances with banks, increased as a percentage of average interest-earning assets to 4.4% for the nine months ended September 30, 2013 from 2.9% for the nine months ended September 30, 2012. Average savings deposits increased $5,140, or 4.1%. Average time deposits decreased $26,794, or 13.3%, from $201,101, or 31.3%, of interest-bearing liabilities for the nine months ended September 30, 2012 to $174,307, or 27.7%, of interest-bearing liabilities for the corresponding period of 2013, partially due to the redemption of brokered certificates of deposit. Also, during the nine months ended September 30, 2013, average securities sold under agreements to repurchase decreased $2,036, or 19.9%, and average long-term borrowings decreased $15,645, or 29.3%. Average demand non-interest bearing deposits increased $8,745, or 6.3%.

The continued lower rates and local competition for loans and deposits affected the rates paid for funds as well as the yields earned on assets. The investment securities tax equivalent yield decreased 24 basis points from 3.49% for the nine months ended September 30, 2012 to 3.25% for the nine months ended September 30, 2013. Also, average loan yields decreased 35 basis points from 5.27% for the nine months ended September 30, 2012 to 4.92% for the nine months ended September 30, 2013.

Interest expense for the nine months ended September 30, 2013 totaled $2,946, compared to $4,150 in the corresponding 2012 period, a decrease of $1,204 or 29.0%. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2013 decreased to 0.62%, compared to 0.86% in 2012.

The average time deposit costs decreased 17 basis points from 1.28% for the nine months ended September 30, 2012 to 1.11% for the nine months ended September 30, 2013. In addition, the average cost of money market accounts decreased 12 basis points from 0.35% for the nine months ended September 30, 2012 to 0.23% for the nine months ended September 30, 2013.

Distribution of Assets, Liabilities and Stockholders’ Equity / Interest Rates and Interest Differential

The table below presents average balances, interest income on a taxable equivalent basis and interest expense, as well as average rates earned and paid on the Company’s major asset and liability items for the nine months ended September 30, 2013 and September 30, 2012.

	September 30, 2013			September 30, 2012
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
ASSETS
Investment Securities
Available-for-sale:
U.S. Agency obligations	$97,521	$887	1.21%	$103,935	$1,233	1.58%
States & political subdivisions	57,069	1,805	6.39%	61,513	1,970	6.47%
Other	948	42	5.91%	1,290	39	4.03%
Held-to-maturity:
U.S. Agency obligations	12,726	352	3.69%	19,258	565	3.91%
States & political subdivisions	4,578	122	5.39%	1,450	57	7.91%
Loans, net of unearned income:(2)
Real estate mortgages	281,891	9,892	4.68%	291,846	10,631	4.86%
Commercial real estate	206,890	6,419	4.14%	188,716	6,670	4.71%
Commercial	56,399	2,266	5.36%	57,582	2,341	5.42%
Consumer and other	95,749	4,452	7.07%	98,865	4,883	7.48%
Federal funds sold	—	—	—	—	—	—
Federal Home Loan Bank stock	3,445	15	0.58%	5,162	4	0.10%
Interest on balances with banks	33,883	68	0.27%	19,840	27	0.18%

Total Interest-Earning Assets/ Total Interest Income	851,099	$26,320	4.38%	849,457	$28,420	4.73%

Cash and due from banks	5,450			5,493
Bank premises and equipment	14,996			14,242
Accrued interest receivable	2,679			2,975
Goodwill	26,398			26,398
Bank-owned life insurance	17,543			17,017
Other assets	12,226			14,439
Less: Allowance for loan and lease losses	7,158			6,744

Total Assets	$923,233			$923,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand-Interest bearing	$106,638	$159	0.20%	$90,956	$172	0.25%
Savings	129,397	58	0.06%	124,257	132	0.14%
Money markets	173,033	304	0.23%	161,136	421	0.35%
Time—Over $100	83,382	784	1.25%	82,500	899	1.45%
Time—Other	90,925	663	0.97%	118,601	1,033	1.16%
Federal funds purchased	—	—	—	33	—	—
Securities sold under agreements to repurchase	8,174	16	0.26%	10,210	25	0.33%
Short-term borrowings	1	—	—	742	2	0.36%
Long-term borrowings	37,717	962	3.40%	53,362	1,466	3.66%

Total Interest Bearing Liabilities/ Total Interest Expense	629,267	$2,946	0.62%	641,797	$4,150	0.86%

Demand—Non-interest bearing	147,079			138,334
All other liabilities	13,013			12,643
Stockholders’ equity	133,874			130,503

Total Liabilities and Stockholders’ Equity	$923,233			$923,277

Interest Spread			3.76%			3.87%

Net Interest Income		$23,374			$24,270

FINANCIAL RATIOS
Net interest margin (1)			3.91%			4.08%
Return on average assets			1.13%			1.14%
Return on average equity			7.82%			8.05%
Average equity to average assets			14.50%			14.13%
Dividend payout ratio			52.50%			52.28%

(1)	The net interest margin is equal to tax equivalent net interest income divided by average interest earning assets. In order to make pre-tax income on tax-exempt investments and loans comparable to taxable investments and loans, a tax equivalent adjustment, based on a 34% tax rate, is made to interest income. This adjustment increased interest income by $1,616 and $1,711 for the nine months ended September 30, 2013 and 2012, respectively. The Company believes that the tax equivalent presentation is consistent with industry practice. Although the Company believes that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.
(2)	Non-accrual loan balances are included in their respective loan categories.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the charge to operating expense necessary to maintain the allowance for loan and lease losses at a level which management determines is adequate to absorb probable losses inherent in the Company’s loan portfolio.

During the nine months ended September 30, 2013, the local economy continued to struggle. The local housing market remained weak and the unemployment rate in Northeastern Pennsylvania was 9.2% in August 2013. The Company continues to proactively evaluate probable loan and lease losses and address delinquent loans by, among other things, obtaining current appraisals of collateral, increasing communication with clients and placing loans on non-accrual status when collection is in doubt and the loan is moving toward foreclosure.

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

The Bank’s historical analysis of loss factors considers the current trends in local economic conditions affecting the Bank. This methodology is designed to address deterioration in local economic conditions, if any, and to provide the Bank with the most current information available for estimating the allowance for loan and lease losses. In addition, and in view of the concentration of the Bank’s loan portfolio in real estate – approximately 77% of the portfolio is secured by real estate mainly in the counties in which the Bank operates – the Bank also took into account the decline in real estate sales and new construction in our market area and drop in real estate values within the market area, over the past three years. The Bank’s provision for loan and lease losses for the quarter ended September 30, 2013 was allocated primarily to commercial portfolios. Reference should be made to the information about the Company’s provision for loan and lease losses under the heading “Notes to Unaudited Financial Statements – Note 7”.

Management continues to focus on trends in real estate delinquencies related to the poor local labor and housing markets in determining the allowance for loan and lease losses. Management also continually compares the probable losses estimated in accordance with our allowance for loan and lease loss methodology with actual losses incurred.

Based on our methodology, management made a provision for loan and lease losses of $1,325 for the nine month period ended September 30, 2013, compared to a $777 provision for the comparable prior year period, resulting in an allowance for loan and lease losses of $7,871 at September 30, 2013 compared to $6,966 at September 30, 2012. For the twelve months ended December 31, 2012, the provision for loan and lease losses was $924, resulting in an allowance for loan and lease losses of $6,950 at December 31, 2012.

The provision for loan and lease losses and certain ratios at the dates or for the periods indicated are as follows:

	At and For The Nine Months Ended September 30, 2013	At and For The Twelve Months Ended December 31, 2012	At and For The Nine Months Ended September 30, 2012
Provision for loan and lease losses	$1,325	$924	$777
Period end allowance for loan and lease losses to non-performing loans	292.82%	304.82%	269.69%
Non-performing loans to period end loans	0.41%	0.37%	0.40%
Ratio of charged-off loans to average outstanding loans	0.08%	0.13%	0.09%
Ratio of foreclosed loans to average outstanding loans	0.04%	0.18%	0.13%

	At and For The Nine Months Ended September 30, 2013		At and For The Twelve Months Ended December 31, 2012		At and For The Nine Months Ended September 30, 2012
	Amount	(#)	Amount	(#)	Amount	(#)
Charge-offs	$540	66	$817	65	$586	48
Foreclosures completed	288	6	1,138	12	835	9
Non-performing loans	2,688	46	2,280	68	2,583	75

The Company had one commercial loan whose terms had been modified in a troubled debt restructuring (TDR) as of September 30, 2013 and December 31, 2012; monthly payments were lowered to accommodate the borrower’s financial needs for a period of time.

The following table presents loans whose terms were modified in a TDR at the dates indicated below:

	September 30, 2013	December 31, 2012
Restructured Loans on Accrual Status and Not Past Due 90 Days or More	$344	$351
Restructured Loans Included in Non-Accrual Loans or Accruing Loans Past Due 90 Days or More	—	—

Total Restructured Loans	$344	$351

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

Other than the risks associated with the geographic concentration of our customers, facilities and the collateral securing some of our loans, there are no particular risk elements in the local economy that put a group or category of loans at increased risk. However, the Company has increased its portfolio of commercial, commercial real estate and municipal loans in the last five years, which typically bear a higher risk. These loans are typically secured by real estate to minimize this risk. At September 30, 2013, management believes the allowance for loan and lease losses was adequate to absorb probable loan and lease losses inherent in the loan portfolio.

Non-Interest Income

The following table sets forth information by category of non-interest income for the Company for the three months ended September 30, 2013 and September 30, 2012, respectively:

Three Months Ended:	September 30, 2013	September 30, 2012
Trust department income	$487	$409
Service charges on deposit accounts	528	489
Merchant transaction income	1,174	1,357
Brokerage fee income	130	60
Other fee income	490	427
Bank-owned life insurance income	117	129
Other operating income	68	240
Realized gains (losses) on securities, net	33	3

Total Non-Interest Income	$3,027	$3,114

Total non-interest income decreased $87, or 2.8%, to $3,027 for the three months ended September 30, 2013, compared with $3,114 for the corresponding period in 2012. There was an increase of $78 in trust department income, an increase of $39 in service charges on deposit accounts, an increase of $70 in brokerage fee income, an increase of $63 in other fee income and an increase of $30 in net realized gains on securities, offset by a $183 decrease in merchant transaction income, due to lower volume and a $172 decrease in other operating income, due to decreases in the gains on the sale of mortgage loans.

The following table sets forth information by category of non-interest income for the Company for the nine months ended September 30, 2013 and September 30, 2012, respectively:

Nine Months Ended:	September 30, 2013	September 30, 2012
Trust department income	$1,281	$1,112
Service charges on deposit accounts	1,482	1,416
Merchant transaction income	3,123	3,455
Brokerage fee income	320	201
Other fee income	1,396	1,291
Bank-owned life insurance income	356	378
Other operating income	794	658
Realized gains (losses) on securities, net	158	119

Total Non-Interest Income	$8,910	$8,630

Total non-interest income increased $280, or 3.2%, to $8,910 for the nine months ended September 30, 2013, compared with $8,630 for the corresponding period in 2012. This increase was attributable to an increase of $169 in trust department income, an increase of $119 in brokerage fee income, an increase of $105 in other fee income and an increase of $136 in other operating income, offset by a $332 decrease in merchant transaction income, due to lower volume.

Non-Interest Expenses

The following table sets forth information by category of non-interest expense for the Company for the three months ended September 30, 2013 and September 30, 2012, respectively:

Three Months Ended:	September 30, 2013	September 30, 2012
Salaries and employee benefits	$3,340	$3,413
Premises and equipment	685	678
Merchant transaction expenses	740	866
FDIC insurance assessments	116	113
Other operating expenses	2,484	2,270

Total Non-Interest Expenses	$7,365	$7,340

Total non-interest expenses increased $25, or 0.3%, to $7,365 for the three months ended September 30, 2013 compared with $7,340 for the corresponding period in 2012. This increase was attributable to a $214 increase in other operating expense, primarily due to merger related costs of $215. Salaries and employee benefits decreased $73. Merchant transaction expense decreased $126, due to lower volume.

The following table sets forth information by category of non-interest expense for the Company for the nine months ended September 30, 2013 and September 30, 2012, respectively:

Nine Months Ended:	September 30, 2013	September 30, 2012
Salaries and employee benefits	$10,415	$10,617
Premises and equipment	2,187	2,230
Merchant transaction expenses	1,947	2,193
FDIC insurance assessments	245	343
Other operating expenses	6,552	6,558

Total Non-Interest Expenses	$21,346	$21,941

Total non-interest expenses decreased $595, or 2.7%, to $21,346 for the nine months ended September 30, 2013 compared with $21,941 for the corresponding period in 2012. This decrease was attributable to a $202 decrease in salaries and employee benefits due to lower full time equivalent employees compared to the prior year period. Merchant transaction expenses decreased $246, due to lower volume. FDIC insurance assessments decreased $98 in part from the refund of the pre-paid FDIC insurance assessment.

Income Taxes

Applicable income taxes decreased $369, or 48.5%, and $539, or 23.4%, for the three months and nine months ended September 30, 2013, respectively, from the corresponding period of the prior year. In the three- and nine-month periods the decrease was primarily due to lower taxable income.

Comparison of Financial Condition

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

The following table presents the carrying value, by security type, for the Company’s investment portfolio:

	September 30, 2013	December 31, 2012
U.S. Agency obligations	$81,872	$84,682
Mortgage-backed securities	23,520	31,620
States & political subdivisions	60,641	59,920

Total Debt Securities	166,033	176,222
Equity Securities	967	1,071

Total Investment Securities	$167,000	$177,293

Loan Portfolio

Details regarding the Company’s loan portfolio for the periods indicated are as follows:

As of:	September 30, 2013	December 31, 2012
Construction and land development
Residential real estate	$1,674	$3,231
Commercial real estate	15,848	17,617
Residential real estate	268,479	258,681
Commercial real estate	222,659	199,879
Commercial loans	52,305	56,396
Credit card and related plans	2,935	3,199
Other (installment and student loans, etc.)	51,063	49,199
Obligations of states & political subdivisions	28,426	22,586
All other loans	12,557	12,742

Loans, net of unearned income	655,946	623,530
Less: Allowance for loan and lease losses	7,871	6,950

Loans, net	$648,075	$616,580

The Company did not purchase any loans during the nine months ended September 30, 2013, other than loan participations with local banks in the Bank’s primary market area. Originations of new loans in 2013 were primarily residential real estate and commercial real estate.

The Company has not engaged in any sub-prime residential mortgage lending. Therefore, the Company is not subject to any credit risks associated with such loans. The Company’s loan portfolio consists primarily of residential and commercial mortgage loans secured by properties located in Northeastern Pennsylvania and subject to what we believe are conservative underwriting standards.

Loans secured by real estate continue to be the largest component of the loan portfolio, representing 78% of total loans at September 30, 2013 and 77% at December 31, 2012. Economic conditions and recessionary concerns over the past several years have resulted in lower levels of loan demand. The decline in loan applications has remained consistent with our historical experience. As we expect these conditions and concerns to continue for the near term, we expect that loan growth may be slower than historically expected.

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

Regardless of credit standards, there is risk of loss inherent in every loan portfolio. The allowance for loan and lease losses is maintained at an amount that management believes is adequate to absorb probable losses on existing loans. The evaluations take into consideration such factors as change in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry experience, collateral value and current economic conditions that may affect the borrower’s ability to pay. Management believes that the allowance for loan and lease losses was adequate at September 30, 2013. Management uses available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance, or take other actions that would impact the allowance, based on their judgment of information available to them at the time of their examination.

The allowance for loan and lease losses is increased by periodic charges against earnings as a provision for loan and lease losses, and decreased periodically by charge-offs of loans (or parts of loans) management has determined to be uncollectible, net of actual recoveries on loans previously charged-off.

The allowance for loan and lease losses as a percentage of loans was 1.20% at September 30, 2013, compared to 1.11% at December 31, 2012 and 1.09% at September 30, 2012.

Market Area

The Northeastern Pennsylvania economy in which we operate has been affected by the economic decline that has affected the U.S. economy as a whole. The national unemployment rate was 7.3% while the statewide unemployment was 7.7% and the Scranton/Wilkes-Barre metropolitan area unemployment rate was 9.2% for August 2013. The region still leads the state’s 14 metro areas with the highest unemployment rate for the forty-first consecutive month, according to the data released recently by the State Department of Labor and Industry. The high unemployment rate can be attributed to a gradual decline in manufacturing in Northeastern Pennsylvania, and much like the rest of the country, a slowdown in construction of residential and commercial property.

The high unemployment in Northeastern Pennsylvania will continue to put pressure on the local economy and on our loan portfolio, even as average home prices increased 12.8% for the twelve months ending in August 2013, according to the latest Case-Shiller House Price Index, which is a leading measure for the U.S. residential housing market. We believe that our focus on identifying borrowers who are facing cash flow problems before they are unable to make their payments will significantly improve our ability to help these borrowers maintain their debt service through difficult times.

Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. The following table sets forth information regarding non-performing assets and loans past due 90 days or more and still accruing interest as of the dates indicated:

As of:	September 30, 2013	December 31, 2012	September 30, 2012
Non-accrual loans
Residential real estate	$2,017	$1,800	$1,958
Commercial real estate	267	145	133
Commercial loans	305	304	388
Consumer loans	99	31	104

Total non-performing loans	$2,688	$2,280	$2,583

Other real estate owned	94	656	582

Total non-performing assets	$2,782	$2,936	$3,165

Loans past due 90 days or more and accruing:
Residential real estate	$499	$243	$1,369
Commercial real estate	48	—	—
Guaranteed student loans	77	180	200
Credit card loans	12	25	6
Commercial loans	—	—	—
Consumer loans	—	9	5

Total loans past due 90 days or more and accruing	$636	$457	$1,580

Non-performing loans to period end loans	0.41%	0.37%	0.40%
Non-performing assets to period end assets	0.30%	0.32%	0.35%
Total loans past due 90 days or more and accruing to period end loans	0.10%	0.07%	0.25%

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

In 2008, the Company was notified that The Education Resources Institute, Inc. (TERI), a guarantor of a portion of our student loan portfolio, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2013, the Company had $5,947 of TERI-guaranteed loans out of a total student loan portfolio of $11,282. The Company does not anticipate that TERI’s bankruptcy filing will significantly impact the Company’s financial statements. These loans are placed on non-accrual status when they become more than 90 days past due. As of September 30, 2013, $50 of such loans were on non-accrual status.

Loans on which the accrual of interest has been discontinued or reduced amounted to $2,688 and $2,583 at September 30, 2013 and 2012, respectively. If interest on non-accrual loans had been accrued, such income would have been $130 and $104 for the nine months ended September 30, 2013 and September 30, 2012, respectively. No interest income on non-accrual loans was received in the nine months ended September 30, 2013 and September 30, 2012. There are no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

As of September 30, 2013, our non-performing loans were comprised of forty-five loans of which ten loans were in excess of one hundred thousand dollars in size and the remainder of which were less than one hundred thousand dollars each.

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

As of September 30, 2013, the Company had total impaired loans of $6,379. Of the total allowance for loan and lease losses, $1,959 was specifically related to these impaired loans at September 30, 2013.

Most of the Company’s lending activity is with customers located in the Company’s geographic market area and repayment thereof is affected by economic conditions in this market area.

Loan Loss Experience

The following table presents the Company’s allowance for loan and lease losses during the periods indicated:

Three Months Ended:	September 30, 2013	September 30, 2012
Balance at beginning of period	$7,552	$6,938
Charge-offs:
Residential real estate mortgages	168	326
Commercial real estate	—	—
Commercial loans	5	73
Credit card and related plans	17	18
Installment loans	26	38

Total charge-offs	216	455

Recoveries:
Residential real estate mortgages	5	7
Commercial real estate	—	—
Commercial loans	—	1
Credit card and related plans	1	1
Installment loans	4	3

Total recoveries	10	12

Net charge-offs (recoveries)	206	443

Provision charged to operations	525	471

Balance at End of Period	$7,871	$6,966

Ratio of net charge-offs (recoveries) to average outstanding loans	0.03%	0.07%

Nine Months Ended:	September 30, 2013	September 30, 2012
Balance at beginning of period	$6,950	$6,711
Charge-offs:
Residential real estate mortgages	375	326
Commercial real estate	—	33
Commercial loans	5	78
Credit card and related plans	62	36
Installment loans	98	113

Total charge-offs	540	586

Recoveries:
Residential real estate mortgages	111	8
Commercial real estate	—	5
Commercial loans	—	1
Credit card and related plans	1	1
Installment loans	24	49

Total recoveries	136	64

Net charge-offs (recoveries)	404	522

Provision charged to operations	1,325	777

Balance at End of Period	$7,871	$6,966

Ratio of net charge-offs (recoveries) to average outstanding loans	0.06%	0.08%

The allowance for loan and lease losses at September 30, 2013 was $7,871, or 1.20%, of total loans compared to $6,966 or 1.09% of total loans at September 30, 2012.

The allowance for loan and lease losses was allocated as follows:

As of:	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	%*	Amount	%*	Amount	%*
Residential real estate	$2,831	41%	$2,981	42%	$2,969	41%
Commercial real estate and all others	4,011	51%	3,103	49%	3,129	50%
Credit card and related plans	411	—	326	1%	331	1%
Personal installment loans	618	8%	540	8%	537	8%

Total	$7,871	100%	$6,950	100%	$6,966	100%

*	Percent of loans in each category to total loans

The entire ALLL is available for losses in any loan category, notwithstanding the allocation above.

As of September 30, 2013, the total of the allowance for loan and lease losses was $7,871. Through the application of our ALLL methodology, the allowance reflects management’s conservative view of the local economic conditions.

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

Other Real Estate Owned

The Bank has three residential properties in other real estate owned as of September 30, 2013 with a carrying value of $94 compared to $949 at June 30, 2013, which consisted of six properties, three of which have been sold during the third quarter. The Bank had seven residential properties in other real estate owned on December 31, 2012. As of September 30, 2012, the Bank had seven properties in other real estate owned with a carrying value of $582. Of the seven properties, one was commercial with a carrying value of $100; the remaining six properties were residential.

Deposits

Details regarding the Company’s deposit portfolio at the dates indicated are as follows:

	September 30, 2013	December 31, 2012
Demand—Non-interest bearing	$153,552	$151,121
Demand—Interest bearing	108,015	102,722
Savings	130,474	126,618
Money markets	162,881	166,273
Time—Over $100,000	84,368	81,855
Time—Other	89,010	93,359

Total Deposits	$728,300	$721,948

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

As of September 30, 2013, the Company had Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits in the amount of $24,505. The Bank also currently issues brokered certificates of deposit as an alternative to wholesale funding due to their favorable terms. There was no balance outstanding as of September 30, 2013 and December 31, 2012, respectively. The brokered certificates of deposit issued are generally a low cost alternative to wholesale funding with the majority offered having a call feature optionality not provided by wholesale funding.

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

The Bank offers collateralized securities sold under agreements to repurchase, which have a one day maturity, as an alternative deposit option for its customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities. The Bank also has long-term debt outstanding to the FHLB, originated in prior years. At September 30, 2013, the Bank had $257,286 of available borrowing capacity with the FHLB, a borrower-in-custody (BIC) line of credit of $29,693 with the Federal Reserve Bank of Philadelphia, available borrowing capacity at the Federal Reserve discount window of $6,688, an overnight Federal funds line of credit of $19,000 with PNC Bank and an overnight Federal funds line of credit of $5,000 with Atlantic Central Bankers Bank.

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

Regulatory Matters

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rules modify the calculation of capital ratios and impose higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Smaller institutions, such as ours, will become subject to these rules beginning January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas the capital conversion buffer and the deductions from common equity tier 1 capital phase in over time. Among other things, the final rules call for a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of tier 1 capital to risk-weighted assets of 6%, a minimum ratio of total capital to risk-weighted assets of 8%, and a minimum leverage ratio of 4%.

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

The Company’s total risk-based capital ratio was 17.63% at September 30, 2013. The Bank’s total risk-based capital ratio was 17.03% at September 30, 2013; this is more than the 10.00% ratio that Federal regulators use as the “well capitalized” threshold under the Federal prompt corrective action regulations. This is the current criteria which the FDIC uses in determining the lowest insurance rate for deposit insurance. The Bank’s risk-based capital ratio is more than double the 8.00% minimum threshold, which determines whether a company is “adequately capitalized”. Under these rules, the Bank could significantly increase its assets and still comply with these capital requirements without the necessity of increasing its equity capital.

Non-GAAP Financial Measures

Allowance for Loan and Lease Losses and Credit Fair Value Adjustment

Management believes that the following information, as to the Company’s evaluation of probable credit losses and its effect on results of operations and financial condition, is useful to investors. The Company has provided for anticipated loan losses through the allowance for loan and lease losses and a credit fair value adjustment on loans acquired, as shown below:

	September 30, 2013	December 31, 2012	September 30, 2012
Loans, net of unearned income	$655,946	$623,530	$639,060
Credit fair value adjustment on purchased loans	716	1,209	1,567

Total adjusted loans	$656,662	$624,739	$640,627

	September 30, 2013	December 31, 2012	September 30, 2012
Allowance for loan and lease losses	$7,871	$6,950	$6,966
Credit fair value adjustment on purchased loans	716	1,209	1,567

Total adjusted allowance	$8,587	$8,159	$8,533

Total adjusted allowance to adjusted loans	1.31%	1.31%	1.33%

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

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, relative prices of Peoples common stock and Penseco common stock are likely to change between October 11, 2013, the date the joint proxy statement/prospectus was first mailed to shareholders in connection with the special meeting at which Penseco shareholders will be asked to approve the merger, and the completion of the merger. The market prices of Peoples and Penseco common stock may change as a result of a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of Peoples and Penseco. As Peoples and Penseco market share prices fluctuate, the value of the shares of Peoples common stock that a Penseco shareholder will receive will correspondingly fluctuate. It is impossible to predict accurately the market price of Peoples common stock upon, or after completion of, the merger. Accordingly, it is also impossible to predict accurately the market value of the consideration to be received by shareholders of Penseco in the merger upon their exchange of shares of Penseco common stock for shares of Peoples common stock.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

None.

Item  4 — Mine Safety Disclosures.

None.

Item 5 — Other Information.

None.

Item  6 — Exhibits.

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 17, 2013, between Penseco Financial Services Corporation and Peoples Financial Services Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on September 18, 2013).

31.1	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Executive Officer

31.2	Rule 13a-14(a) / 15-d-4(a) Certifications of the Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSECO FINANCIAL SERVICES CORPORATION

By	/s/ CRAIG W. BEST
Craig W. Best
President and CEO
(Principal Executive Officer)

Dated: November 7, 2013

By	/s/ PATRICK SCANLON
Patrick Scanlon
Senior Vice President, Finance Division Head
(Principal Financial Officer)

Dated: November 7, 2013